Form 10-Q
period 1998-03-30
ESSEX PORTFOLIO LP
filed 1998-06-26
CIK 1053059

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File No. 333-44467-01

                              ESSEX PORTFOLIO, L.P.
             (Exact name of Registrant as specified in its Charter)

                  California                               77-0369575
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

                925 E. Meadow Drive, Palo Alto, California 94303
                    (Address of principal executive offices)
                                   (Zip code)

                                 (650) 494-3700
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                                                                 INDEX

Exhibit
-------
Number   Description                                                 Page Number
------   -----------                                                 -----------

Part I:  Financial Information
-------  ---------------------
Item 1:  Financial Statements (Unaudited)                                 3

         Consolidated Balance Sheets
         as of March 31, 1998 and December 31, 1997                       4
         Consolidated Statements of Operations
         for the three months ended March 31, 1998 and 1997               5

         Consolidated Statements of  Partners' Capital
         for the three months ended March 31, 1998
         and the year ended December 31, 1997                             6
         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1998 and 1997               7
         Notes to Condensed Consolidated Financial Statements             8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             12

Part II: Other Information
-------  -----------------

Item 2:  Changes in Securities and Use of Proceeds                       18

Item 6:  Exhibits and Reports on Form 8-K                                19

         Signatures                                                      20

Part I   Financial Information
------   ---------------------


Item 1:  Financial Statements (Unaudited)
         --------------------------------

          Essex Portfolio, L.P., a California limited partnership, (the "Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc., ("Essex") or "The Company." Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

          The information furnished in the accompanying consolidated balance sheets, statements of operations, partners' capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

          The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and
          Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                                         ESSEX PORTFOLIO, L.P.
                                                      Consolidated Balance Sheets
                                                              (Unaudited)
                                                        (Dollars in thousands)

                                                                March 31,    December 31,
                          Assets                                  1998          1997
                          ------                               ----------    ---------
    .........................................................

Real estate:
     Rental properties:
          Land and land improvements ........................   $ 206,030    $ 182,416
          Buildings and improvements ........................     619,010      548,571
                                                                ---------    ---------
                                                                  825,040      730,987
          Less accumulated depreciation .....................     (61,236)     (58,040)
                                                                ---------    ---------
                                                                  763,804      672,947
     Investments ............................................       2,134        2,347
     Real estate under development ..........................      29,534       27,422
                                                                ---------    ---------
                                                                  795,472      702,716

Cash and cash equivalents-unrestricted ......................       5,574        4,282
Restricted cash .............................................      14,274        6,093
Notes and other related party receivables ...................      10,267        9,264
Notes and other receivables .................................       8,923        8,602
Prepaid expenses and other assets ...........................       6,685        3,838
Deferred charges, net .......................................       4,320        4,040
                                                                ---------    ---------
                                                                $ 845,515    $ 738,835
                                                                =========    =========
             Liabilities and Partners' Capital

Mortgage notes payable ......................................   $ 281,547    $ 248,997
Lines of credit .............................................      28,775       27,600
Accounts payable and accrued liabilities ....................      30,046       21,337
Distributions payable .......................................       9,919        9,189
Deferred gain ...............................................       5,002           --
Other liabilities ...........................................       4,649        4,208
                                                                ---------    ---------
                    Total liabilities .......................     359,938      311,331

Minority interests ..........................................       3,058        3,102
Partners' capital:
     General Partner:
          Common equity .....................................     361,191      361,410
          Preferred equity ..................................      37,505       37,505
                                                                ---------    ---------
                                                                  398,696      398,915
     Limited Partners:
          Common equity .....................................      25,548       25,487
          Preferred equity ..................................      58,275           --
                                                                ---------    ---------
                    Total partners' capital .................     482,519      424,402
                                                                ---------    ---------
                    Total liabilities and partners' capital     $ 845,515    $ 738,835
                                                                =========    =========


          See accompanying notes to the consolidated unaudited financial statements.

                                         Page 4 of 20





                                      ESSEX PORTFOLIO, L.P.
                              Consolidated Statements of Operations
                                           (Unaudited)
                         (Dollars in thousands, except per unit amounts)

                                                        Three months ended
                                                   -----------------------------
                                                   March 31,           March 31,
                                                     1998                 1997
                                                  -------------    -------------
    ............................................

Revenues:
     Rental ....................................   $     26,530    $     17,356
     Interest and other income .................          1,306           1,195
                                                   ------------    ------------
                                                         27,836          18,551
                                                   ------------    ------------
Expenses:
     Property operating expenses:
        Maintenance and repairs ................          2,268           1,494
        Real estate taxes ......................          2,187           1,422
        Utilities ..............................          1,717           1,138
        Administrative .........................          1,903           1,152
        Advertising ............................            378             270
        Insurance ..............................            300             238
        Depreciation and amortization ..........          4,669           3,088
                                                   ------------    ------------
                                                         13,422           8,802
                                                   ------------    ------------
     Interest ..................................          3,797           3,363
     Amortization of deferred financing costs ..            144             127
     General and administrative ................            818             516
                                                   ------------    ------------
        Total expenses .........................         18,181          12,808
                                                   ------------    ------------
        Income before minority interests .......          9,655           5,743
     Minority interests ........................           (109)            (95)
                                                   ------------    ------------
            Net income .........................          9,546           5,648
     Distributions on preferred units ..........         (1,597)           (438)
                                                   ------------    ------------
        Net income available to common units ...   $      7,949    $      5,210
                                                   ============    ============
Per Operating Partnership Unit data:
     Basic:
        Net income .............................   $       0.43    $       0.39
                                                   ============    ============
        Weighted average number of partnership
             units outstanding during the period     18,491,659      13,449,606
                                                   ============    ============
     Diluted:
        Net income .............................   $       0.42    $       0.38
                                                   ============    ============
        Weighted average number of partnership
             units outstanding during the period     18,722,273      13,639,952
                                                   ============    ============
Distributions per Operating Partnership Unit: ..   $      0.450    $      0.435
                                                   ============    ============


           See accompanying notes to the consolidated unaudited financial statements.

                                          Page 5 of 20

                                                        ESSEX PORTFOLIO, L.P.
                                              Consolidated Statements of Partners' Capital
                                           For the three months ended March 31, 1998 and the
                                                      year ended December 31, 1997
                                                              (Unaudited)
                                                    (Dollars and units in thousands)


                                               General Partner                          Limited Partners
                                  ----------------------------------------- ------------------------------------------
                                                               Preferred                                  Preferred
                                      Common Equity             Equity          Common Equity               Equity
                                  ------------------------      --------    ----------------------        ----------
                                   Units         Amount          Amount      Units         Amount           Amount        Total
                                  -------      ---------       ---------    -------      ---------         --------      -------
    .............................

Balances at December 31, 1996 ..  11,592        $ 205,302      $  17,505    1,855        $  24,239         $     --      $ 247,046
Contribution-net proceeds
     from preferred stock ......      --               --         20,000       --               --               --         20,000
Contribution-net proceeds
     from common stock .........   4,995          154,012             --       --               --               --        154,012
Contribution-net proceeds
     from options exercised ....      28              686             --       --               --               --            686
Contributions-net proceeds
     from partners .............      --               --             --       18              543               --            543
Net income .....................      --           26,636          2,681       --            4,005               --         33,322
Partners' distributions ........      --          (25,226)        (2,681)      --           (3,300)              --        (31,207)
                                   -----        ---------      ---------    -----        ---------        ---------       --------

Balances at December 31, 1997     16,615          361,410         37,505    1,873           25,487               --        424,402

Contribution-net proceeds
     from perpetual preferred
     units .....................      --               --             --       --               --           58,275         58,275
Contribution-net proceeds
     from options exercised ....      12              208             --       --               --               --            208
Contribution-net proceeds
     from dividend reinvest-
     ment plan ................        2               --             --       --               --               --             --
Net income ....................       --            7,045            875       --              904              722          9,546
Partners' distributions .......       --           (7,472)          (875)      --             (843)            (722)        (9,912)
                                  ------        ---------      ---------   ------        ---------       ----------      ---------
Balances at March 31, 1998.....   16,629        $ 361,191      $  37,505    1,873        $  25,548       $   58,275      $ 482,519
                                 =======        =========      =========   ======        =========       ==========      =========


                               See accompanying notes to the consolidated unaudited financial statements

                                                              Page 6 of 20



                                           ESSEX PORTFOLIO, L.P.
                              Condensed Consolidated Statements of Cash Flows
                                                (Unaudited)
                                           (Dollars in thousands)

                                                                                  Three months ended
                                                                        ----------------------------------------
                                                                             March 31,              March 31,
                                                                               1998                    1997
                                                                            -----------            -----------

    ...................................................................

Net cash provided by operating activities .............................      $ 13,683              $ 12,674
                                                                             --------              --------
Cash flows from investing activities:
     Additions to rental properties ...................................       (99,578)              (51,032)
     Additions to restricted cash .....................................        (8,181)                   --
     Dispositions of rental properties ................................        15,842                    --
     Additions to notes receivable ....................................          (140)                 (785)
     Additions to real estate under development .......................        (2,112)                   --
     Investments in corporations and limited partnerships .............           161                   (64)
                                                                             --------              --------

          Net cash used in investing activities .......................       (94,008)              (51,881)
                                                                             --------              --------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit .........................................        74,275                34,420
     Repayment of mortgage and other notes payable
          and lines of credit .........................................       (40,550)                 (665)
     Additions to deferred charges ....................................          (424)                 (267)
     Additions to related party notes
          and other receivables .......................................        (3,836)              (22,805)
     Repayment of related party notes
          and other receivables .......................................         2,833                 1,361
     Decrease in offering related accounts payable ....................            25                  (630)
     Net proceeds from perpetual preferred units sale .................        58,275                    --
     Contributions from stock options exercised - general partner .....           208                    99
     Distributions to limited partners and minority interest ..........          (843)                 (807)
     Distributions to general partners ................................        (8,346)               (5,482)
                                                                             --------              --------
          Net cash provided by financing activities ...................        81,617                 5,224
                                                                             --------              --------
Net (decrease) increase in cash and cash equivalents ..................         1,292               (33,983)
Cash and cash equivalents at beginning of period ......................         4,282                46,899
                                                                             --------              --------
Cash and cash equivalents at end of period ............................      $  5,574              $ 12,916
                                                                             ========              ========
Supplemental disclosure of cash flow information:
          Cash paid for interest, net of amount capitalized ...........      $  3,410              $  3,126
                                                                             ========              ========
Supplemental disclosure of non-cash investing and financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate ......................      $     --                $ 30,818
                                                                             ========              ========

               Distributions payable ..................................      $  9,919              $  6,289
                                                                             ========              ========


                   See accompanying notes to consolidated unaudited financial statements.

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
        (Dollars in thousands, except for per share and per unit amounts)

(1)    Organization and Basis of Presentation
       --------------------------------------

       Essex Portfolio, L.P. (the "Operating Partnership") was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the "Company"), the general partner of the Operating Partnership (the "General Partner"), completed its initial public offering (the "Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds from the Offering of $112,071 were used by the General Partner to acquire a 77.2% interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended.

       The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with generally accepted accounting principles. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented have been included and are normal and recurring in nature.

       The Company is the sole general partner in the Operating Partnership, owning an 89.9%, 89.9% and 88.0% general partnership interest as of March 31, 1998, December 31, 1997 and March 31, 1997 respectively.

       All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    Significant Transactions
       ------------------------

       (A) Equity Transactions
       -----------------------

       On February 6, 1998 the Operating Partnership completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $58,275.

       (B) Acquisitions
       ----------------

       (i) On February 25, 1998, the Operating Partnership acquired Mirabella Apartments, a 608 unit apartment community in Newbury Park, California, for a contract price of $50,500. In connection with this acquisition the Operating Partnership obtained a $25,000 variable rate, secured loan which carries interest at 1.5% over LIBOR and is due in February 2000. The community features a swimming pool, spa, exercise room, volleyball court and golf putting green.

       (ii) On March 3, 1998, the Operating Partnership acquired Wimbledon Woods Apartments, a 560 unit apartment community in Hayward, California, for a contract price of $44,000. The community features tennis courts, spas, swimming pools and a weight room.

       These first quarter 1998 acquisitions were funded with proceeds from the Operating Partnership's February 1998 Perpetual Preferred Units offering, a loan secured by the Mirabella Apartment property as indicated above, the Operating Partnership's lines of credit, and proceeds from the disposition of the Operating Partnership's three retail shopping centers.

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
        (Dollars in thousands, except for per share and per unit amounts)

       (C)  Dispositions
       ---  ------------

       On February 25, 1998, the Operating Partnership sold its remaining three retail shopping centers, Canby Square, Garrison Square and Powell Villa located in the Portland, Oregon metropolitan area for a net sales price of $15,842. The properties were sold to partnerships in which the Operating Partnership holds a 1% limited partnership interest and Essex Management Corporation ("EMC") holds a 1% general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation. Due to the structure of the transaction, a conservative application of generally accepted accounting principles was utilized and the net gain of $5,002 was deferred.

       (D)  Debt Related Transactions
       ---  -------------------------

       On March 12, 1998, the Operating Partnership obtained a 6.885% ten year fixed rate loan in the amount of $8,500. This loan is secured by The Bluffs Apartments.

       (E)  Subsequent Events
       ---  -----------------

       On April 20, 1998 the Operating Partnership completed the sale of 400,000 units of its Perpetual Preferred Units to the same institutional investor who had purchased 1,200,000 Perpetual Preferred Units in February 1998, at a price of $50.00 per unit. The net proceeds from this offering were $19,500.

(3)    Related Party Transactions
       --------------------------

       All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1998 totaled $76 and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $201 and $171 for the three months ended March 31, 1998 and 1997, respectively.

       Other income for the three months ended March 31, 1998 includes interest income of $205 earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from the investment of short term excess cash. For the three months ended March
       31, 1998, the Operating Partnership earned $101 and $95 of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation, respectively. In addition, the Operating Partnership earned management fee income of $105 for the three months ended March 31, 1998, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
              (Dollars in thousands, except for per share amounts)

       Prior to the Operating Partnership's February 1998 disposition of its remaining three retail shopping centers, EMC charged the Operating Partnership for property management services for these centers. The fee paid by the Operating Partnership for such services for the three months ended March 31, 1998 was $7, and is included in administrative expense in the accompanying consolidated statements of operations.

         Notes and other related party receivables as of March 31, 1998 and December 31, 1997 consist of the following:

                                                             March 31,  December 31,
                                                               1998        1997
                                                               ----        ----
    .........................................................

         Notes and other related party receivables:
         Note receivable from Highridge Apartments
          secured, bearing interest at 9%, due March, 2008 ..   $ 2,750   $ 2,750

         Notes receivable from Fidelity I,  secured,
          bearing interest at 12%, due December 1998 ........     1,580     1,580

         Note receivable from Fidelity I and JSV, secured,
           bearing interest at 9.5%-10%, due 2015 ...........     1,026       726

         Notes receivable from Highridge Apartments,
           non-interest bearing, due on demand ..............     2,566     1,699

         Loans to officers, bearing interest at 8%, due April
           2006                                                     375       375

         Other related party receivables, substantially
           due on demand ....................................     1,970     2,134
                                                                -------   -------
                                                                $10,267   $ 9,264
                                                                =======   =======

         Other related party receivables consist primarily of accrued interest income on related party notes receivables, loans to officers, advances and accrued management fees from joint venture partnerships and unreimbursed expenses due from EMC.

(4)    New Accounting Pronouncements:
       ------------------------------

       In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standards No. 132, Employees' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 is effective with the year-end 1998 Financial Statements. Management believes that the adoption of these statements will not have a material impact on the Operating Partnership's financial statements.

 (5)   Net Income Per Unit:
       --------------------

       Net income per unit in the accompanying consolidated statements of operations is calculated for March 31, 1998 and 1997, respectively, by dividing net income applicable to the Operating

                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Unaudited)
              (Dollars in thousands, except for per share amounts)



       Partnership units of $7,949 and $5,210 by the weighted average number of units outstanding during the period. Net income applicable to the Operating Partnership Units are calculated by deducting preferred distributions of $1,597 and $438 for March 31, 1998 and 1997, respectively, from net income.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operation
         --------------------

The following discussion is based primarily on the condensed consolidated financial statements of the Operating Partnership for the three months ended March 31, 1998 and 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Company's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating
Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 1998 and 1997, owned an 89.9% and 88.0% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks, special considerations, and other factors discussed under the caption "Other Matters" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth from time to time in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Operating Partnership's revenues are generated primarily from multifamily residential, retail and commercial property operations, which accounted for 97% and 95% of its revenues for the three months ended March 31, 1998 and 1997, respectively. The Operating Partnership's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in forty-six multifamily residential properties, of which twenty-nine are located in California, sixteen are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 8,867 units and had a total capitalized cost of approximately $653.1 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since it began operations, five multifamily residential properties in Northern California consisting of a total of 579 units and six retail shopping centers in the Portland, Oregon metropolitan  area at an  aggregate  gross  sales price of  approximately  $59.0 million resulting in net aggregate gain recognition of approximately $13.6 million.
                                  Page 12 of 20

Average financial occupancy rates ( the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Operating Partnership's multifamily properties on a same-property basis decreased to 95.7% for the three months ended March 31, 1998 from 96.4%, for the three months ended March 31, 1997. The regional breakdown of such financial occupancy for the three months ended March 31, 1998 and 1997 is as follows:

                                       March 31,                  March 31,
                                         1998                        1997
                                         ----                        ----

Northern California                      97.1%                       97.2%
Pacific Northwest                        94.0%                       96.7%
Southern California                      95.0%                       93.8%

The commercial properties were 98% occupied (based on square footage) as of March 31, 1998.

Results of Operations

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.

Total Revenues increased by $9,285,000 or 50.1% to $27,836,000 in the first quarter of 1998 from $18,551,000 in the first quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that the Operating Partnership owned for both of the quarters ended March 31, 1998 and 1997 ("Quarterly Same Store Properties").


                                               Three Months Ended
                                                     March 31,        Dollar     Percentage
                                               1998         1997      Change       Change
                                               ----         ----      ------       ------
                                                         (dollars in thousands)
                                      Number of
Rental income                        Properties
                                     ----------
    .............................

  Quarterly Same Store Properties
    Northern California .........        11    $ 8,021   $ 7,184   $   837         11.7%
    Pacific Northwest ...........        12      5,328     5,142       186          3.6
    Southern California .........         3      2,048     1,917       131          6.8
    Commercial ..................         1        466       402        64         15.9
                                       -----    -------   -------   -------   ---------

 Total Quarterly Same
    Store Properties ............        27     15,863    14,645     1,218          8.3%

  Properties acquired/
    disposed of subsequent
         to January 1, 1996 .....               10,667     2,711     7,956        293.5%
  Total rental income ...........               26,530    17,356     9,174         52.9
  Other income ..................                1,306     1,195       111          9.3
                                               -------   -------   -------   ----------
  Total revenues ................              $27,836   $18,551   $ 9,285         50.1%
                                               =======   =======   =======   ==========



As set forth in the above table, $7,956,000 of the $9,285,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Operating Partnership acquired interests in thirty-two multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,218,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by approximately 8.3% to $15,863,000 in the first quarter of 1998 from $14,645,000 in the first quarter of 1997. The majority of this increase was attributable to the eleven multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $837,000 or 11.7% to $8,021,000 in the first quarter of 1998 from $7,184,000 in the first quarter of 1997. This $837,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 97.1% in the first quarter of 1998 from 97.2% in the first quarter of 1997. The twelve multifamily residential properties located in the Pacific Northwest accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $186,000 or 3.6% to $5,328,000 in the first quarter of 1998 from $5,142,000 in the first quarter of 1997. The $186,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 94.0% in the first quarter of 1998, from 96.7% in the first quarter of 1997. The three properties in Southern California also contributed towards this Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $131,000 or 6.8% to $2,048,000 in the first quarter of 1998 from $1,917,000 in the first quarter of 1997. The $131,000 increase is attributable to rental rate increases and the increase in financial occupancy to 95.0% in the first quarter of 1998 from 93.8% in the first quarter of 1997.

The increase in total revenue also reflected an increase of $111,000 attributable to other income, the most significant component of which was dividend income from two related corporations in which the Operating Partnership has a preferred stock investment.

Total Expenses increased by $5,373,000 or approximately 41.9% to $18,181,000 in the first quarter of 1998 from $12,808,000 in the first quarter of 1997. Interest expense increased by $434,000 or 12.9% to $3,797,000 in the first quarter of 1998 from $3,363,000 in the first quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,039,000 or 53.2% to $8,753,000 in the first quarter of 1998 from $5,714,000 in the first quarter of 1997. Of such increase, $2,902,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $302,000 in the first quarter of 1998 from the amount for the first quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $3,898,000 to $9,546,000 in the first quarter of 1998 from $5,648,000 in the first quarter of 1997. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Liquidity and Capital Resources

At March 31, 1998, the Operating Partnership had $5,574,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, the net proceeds from the sale of Perpetual Preferred Units (as defined below), and amounts available under lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Operating Partnership has credit facilities in the committed amount of approximately $87,000,000. At March 31, 1998 the Operating Partnership had $28,775,000 outstanding on its lines of credit, with interest rates during the first quarter of 1998 ranging from 7.2% to 7.5%. Subsequent to the quarter ended March 31, 1998, the Operating Partnership repaid a portion of its outstanding lines of credit balance with the proceeds from the sale of additional Perpetual Preferred Units. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership's unrestricted cash balance increased by $1,292,000 from $4,282,000 as of December 31, 1997 to $5,574,000 as of March 31, 1998. This
increase was primarily a result of $13,683,000 of cash provided by operating activities, and $81,617,000 of cash provided by financing activities, which were reduced by $94,008,000 of cash used in investing activities. Of the $94,008,000 net cash used in investing activities, $99,578,000 was used to purchase and upgrade rental properties, $2,112,000 was used to fund real estate under development, and $8,181,000 was used to fund an increase in the Operating Partnership's restricted cash; these expenditures were primarily offset by $15,842,000 of proceeds received from the disposition of three retail properties. The $81,617,000 net cash provided by financing activities was primarily a result of $74,275,000 of proceeds from mortgage and other notes payable and lines of credit and $58,275,000 net proceeds from the Perpetual Preferred Units sale as offset by $40,550,000 of repayments of mortgages and other notes payable and lines of credit, and $9,189,000 of dividends/distributions paid.

As of March 31, 1998, the total amount of the Operating Partnership's outstanding debt was $310,322,000. Such indebtedness consisted of $197,727,000 in fixed rate debt, $53,775,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of March 31, 1998, 34 of the Operating Partnership's majority owned Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Operating Partnership believes do not have a material adverse effect on the Operating Partnership's operations. As of March 31, 1998, the Operating Partnership was in compliance with such covenants. Also, of the Operating Partnership's 34 Properties encumbered by debt, 17 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by 8 Properties, 3 Properties and 3 Properties, respectively, and a separate line of credit was secured by 3 Properties.

The Operating Partnership expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1998. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1998 and/or funded thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing six multifamily residential projects, which are anticipated to have an aggregate of approximately 1,330 multifamily units. The Operating Partnership expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $77,000,000. The Operating Partnership expects to fund such commitments with some combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Operating Partnership pays quarterly distributions from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its lines of credit.

On March 31, 1997, the Company completed the sale of 2,000,000 shares of its Common Stock to Cohen & Steers at a price of $29.125 per share.

On June 20, 1997, the Company completed the sale of an additional $20,000,000 of its convertible preferred stock to Tiger/Westbrook.

On September 10, 1997, the Company completed a public offering of 1,495,000 shares of its Common Stock at a net price of $31.00 per share.

On December 8, 1997, the Company completed a public offering of 1,500,000 shares of Common Stock at a net price of $35.50 per share.

On February 6, 1998, the Operating Partnership completed the sale of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor at a price of $50.00 per unit.

On April 20, 1998, The Operating Partnership completed the sale of 400,000 units of its Perpetual Preferred Units at a $50.00 per unit price to the same institutional investor who purchased the 1,200,000 units in February 1998.

The proceeds from these offerings were used primarily to reduce balances under the Operating Partnership's lines of credit and to fund acquisitions and development of multifamily properties.

In the first quarter of 1998, the Operating Partnership and Essex filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of Essex and $250,000,000 of debt securities of the Operating Partnership. Prior to the filing of the 1998 Shelf Registration Statement, Essex had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered shares of common stock, preferred stock, depository shares and warrants to purchase common and preferred stock.

The Operating Partnership is currently evaluating appropriate courses of action regarding "year 2000" compliance. The Operating Partnership has contacted its current software vendor and had determined that an upgraded package will be available for implementation. Total costs are not expected to have a material impact on operations.

Funds from Operations

Industry analysts generally consider funds from operations ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds From Operations.

The following table sets forth the Operating Partnership's calculation of Funds From Operations for the quarters ended March 31, 1998 and 1997.

                                                 Three months ended
                                                 ------------------
                                          March 31, 1998       March 31, 1997
                                          --------------       --------------


Income before minority interests .....   $  9,655,000           $  5,743,000
Adjustments:
         Depreciation & amortization .      4,669,000              3,088,000
         Adjustment for unconsolidated
           joint venture .............   s    296,000                     --

         Minority interests ..........       (907,000)              (138,000)
                                         ------------           ------------

         Funds from Operations .......   $ 13,713,000           $  8,693,000
                                         ============           ============
     Weighted average number of
      Company shares outstanding
      diluted (1) ....................     20,550,845             14,554,238
                                         ============           ============


(1) Includes all outstanding shares of the Company's common stock and assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of the Company's Common Stock. Also includes Common Stock equivalents. Minority interest have been adjusted to reflect such conversion.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised definition of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds from Operations. Consistent with the NAREIT recommendation, Essex has adopted this new definition beginning in 1996.

Part II   Other Information
-------   -----------------

Item 2:       Changes in Securities and Use of Proceeds
              -----------------------------------------

              (c)   Recent Sales of Unregistered Securities

              On February 6, 1998, the Operating Partnership completed the private placement of 1,200,000 7.875% Series B Cumulative Redeemable Preferred Units (the "Perpetual Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in return for a contribution to the Operating Partnership of $60,000,000. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series B Preferred Stock will have certain rights to cause the Company to register such shares of Series B Preferred Stock. On February 10, 1998, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock par value $.0001 per share, as 2,000,000 shares of Series B Preferred Stock and setting forth the rights, preferences and privileges of the Series B Preferred Stock.

              On April 20, 1998, the Operating Partnership completed the private placement of an additional 400,000 Perpetual Preferred Units with the same institutional investor in return of an additional contribution to the Operating Partnership of $20,000,000. The sale of the additional 400,000 Perpetual Preferred Units was on substantially the same terms as the sale by the Operating Partnership of 1,200,000 Series B Preferred Units in February 1998.

              The net proceeds  from the above private  placements  were used or
              are  planned  to  be  used  primarily  to  fund   acquisition  and
              development activities and for general purposes.

              Each of the above private placements was completed pursuant to the
              exemption  from   registration   contained  in  Section  4(2)  the
              Securities Act of 1933, as amended.

Item 6:  Exhibits and Reports on Form 8-K

         A.    Exhibits                                                  Page
         --    --------                                                  ----


          3.1    Articles  Supplementary  reclassifying
                 2,000,000 shares of Common Stock as 2,000,000
                 shares of 7.875%  Series B  Cumulative
                 Redeemable Preferred Stock, filed with the
                 State of Maryland on February 10, 1998
                 (incorporated by reference to the identically
                 numbered exhibit to the Company's Current Report
                 on Form 8-K, filed March 3, 1998).                        --

          10.1   First  Amendment to the First  Amended and
                 Restated  Agreement of Limited  Partnership
                 of Essex Portfolio,  L.P., dated February 6,
                 1998 (incorporated by reference to the
                 identically  numbered exhibit to the
                 Company's Current Report on Form 8-K,
                 filed March 3, 1998).                                     --

          10.2   Second  Amendment to the First Amended
                 and Restated  Agreement of Limited  Partnership
                 of Essex Portfolio, L.P., dated April 20, 1998 (incorporated by reference to Exhibit No.
                 10.1 to the  Company's Current Report on Form 8-K,
                 filed April 23, 1998).                                    --

          11.1   Statement regarding Computation of Earnings per Unit      20

          12.1   Schedule of Computation of Ratio of Earnings to
                 Fixed Charges and Preferred Unit Distribution             21

          27.1   Article 5 Financial Data Schedule (EDGAR Filing Only)     --






  B. Reports on Form 8-K
  ----------------------

     On March 3, 1998, Essex filed a current report on Form 8-K, regarding its private placement of 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor.

     On March 30, 1998, Essex filed a current report on Form 8-K, regarding its purchase of Casa Mango, Village at Cascade Park and Mirabella Apartments.

     On April 23, 1998, Essex filed a current report on Form 8-K, regarding its private placement of 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to the same institutional investor who previously purchased 1,200,000 of such units.

     On May 14, 1998, Essex filed a current report on Form 8-K, regarding its purchase of Wimbledon Woods and Bunker Hill Towers.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ESSEX PORTFOLIO, L.P.,
                             a California Limited Partnership

                             By:  Essex Property Trust, Inc.
                             Its: General Partner

                             /s/ Mark J. Mikl
                             ----------------
                             By: Mark J. Mikl
                             Its: Controller
                             (Authorized Officer and
                              Principal Accounting Officer)


                             June 26, 1998
                             -------------
                             Date


                                                                                                                        Exhibit 11.1
                              ESSEX PORTFOLIO, L.P.
                  Statement of Computation of Earnings per Unit
                 (Dollars in thousands except per unit amounts)



                                                                                    Quarter ended March 31,
                                                                                    1998               1997

    ..........................................................................

Basic:
     Net  income .............................................................   $     9,546      $     5,648
     Less:
              Distributions on Preferred Interest  for 8.75% Series 1996A
              Convertible Preferred Stock ....................................           875              438
              Distributions on 7.875% Series B Cumulative Redeemable Preferred
              Units ..........................................................           722                0
                                                                                 ===========      ===========

     Net income applicable to general and limited partners ...................   $     7,949      $     5,210
                                                                                 ===========      ===========

     Weighted average number of units outstanding
              during the period ..............................................    18,491,659       13,449,606
                                                                                 ===========      ===========

     Net income per partnership unit .........................................   $      0.43      $      0.39
                                                                                 ===========      ===========

Diluted:
     Adjusted units - basic, from above ......................................    18,491,659       13,449,606
     Weighted average units issuable upon conversion of the
              8.75% Series 1996A Convertible Preferred Stock
              of 1,828,572 and 914,286 in 1998 and 1997, respectively,
              excluded as anti-dilutive
     Additional weighted average units of dilutive stock options
              using the average stock price under the treasury stock method ..       230,614          190,346
                                                                                 -----------      -----------
     Weighted average number of units outstanding
              during the period ..............................................    18,722,273       13,639,952
                                                                                 ===========      ===========

     Net income per partnership unit .........................................   $      0.42      $      0.38
                                                                                 ===========      ===========





                                                                   Exhibit 12.1
                              ESSEX PORTFOLIO, L.P.
 Schedule of computation of Ratio of Earnings to Fixed Charges and Preferred Distributions
                          (in thousands, except ratios)


                                                 Three months     Year ended     Year ended      Year ended
                                                     ended
                                                   March 31,     December 31,    December 31,    December 31,
                                                     1998            1997            1996            1995
                                                  -----------    ------------    ------------    ------------
    ......................................

Earnings:
  Income before minority interests .......         $   9,655     $   34,146      $   14,970      $   14,244
  Interest expense                                     3,797         12,659          11,442          10,928
  Amortization of deferred financing costs               144            509             639           1,355
                                                     -------        -------      ----------         -------
  Total earnings .........................            13,596         47,314          27,051          26,527
                                                     -------        -------      ----------         -------
Fixed charges:
  Interest expense .......................         $   3,797     $   12,659      $   11,442      $   10,928
  Convertible preferred interest..........               875          2,681             635              --
distributions
  Perpetual preferred unit distributions                 722             --              --              --
  Amortization of deferred financing costs               144            509             639           1,355
  Capitalized interest                                   875          1,276             115              92
                                                     -------        -------      ----------         -------
  Total fixed charges and preferred
    distributions ........................         $   6,413     $   17,125      $   12,831      $   12,375

Ratio of earnings to fixed charges
  (excluding preferred distributions) ....              2.82 X         3.28 X          2.22 X          2.14 X
                                                     =======        =======      ==========         =======

Ratio of earnings to combined fixed
  charges and preferred distributions ....              2.12 X         2.76 X          2.11 X          2.14 X
                                                     =======        =======      ==========         =======