Form 10-Q
period 1998-06-30
ESSEX PORTFOLIO LP
filed 1998-08-14
CIK 1053059

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-44467-01

                              ESSEX PORTFOLIO, L.P.
             (Exact name of Registrant as specified in its Charter)


               Maryland                            77-0369575
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

                                      INDEX

Exhibit
Number    Description                                                             Page Number
-------   -----------                                                             -----------
PART I:   FINANCIAL INFORMATION
Item 1:   Financial Statements (Unaudited)                                            3

          Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997                                   4

          Consolidated Statements of Operations
          for the three months ended June 30, 1998 and 1997                           5

          Consolidated Statements of Operations
          for the six months ended June 30, 1998 and 1997                             6

          Consolidated Statements of Partners' Capital for the
          six months ended June 30, 1998 and the year ended
          December 31, 1997                                                           7

          Condensed Consolidated Statements of Cash Flows for the six months ended
          June 30, 1998 and 1997                                                      8

          Notes to Consolidated Financial Statements                                  9

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        12

PART II:  OTHER INFORMATION

Item 2:   Changes in Securities and Use of Proceeds                                  20

Item 6:   Exhibits and Reports on Form 8-K                                           21

          Signatures                                                                 22

PART I    FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Essex Portfolio, L.P., a California limited partnership, (the "Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc., ("Essex" or "The Company"). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

          The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partners' capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

          The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                             (Dollars in thousands)

                                                                        June 30,      December 31,
                                          Assets                          1998            1997
                                          ------                        ----------    ------------
Real estate:
     Rental properties:
          Land and land improvements                                     $ 219,004     $ 182,416
          Buildings and improvements                                       652,593       548,571
                                                                         ---------     ---------
                                                                           871,597       730,987
          Less accumulated depreciation                                    (66,866)      (58,040)
                                                                         ---------     ---------
                                                                           804,731       672,947
     Investments                                                             9,746         2,347
     Real estate under development                                          30,547        27,422
                                                                         ---------     ---------
                                                                           845,024       702,716

Cash and cash equivalents-unrestricted                                       4,973         4,282
Restricted cash                                                             14,979         6,093
Notes and other related party receivables                                   10,813         9,264
Notes and other receivables                                                  9,927         8,602
Prepaid expenses and other assets                                           12,518         3,838
Deferred charges, net                                                        5,581         4,040
                                                                         ---------     ---------
                                                                         $ 903,815     $ 738,835
                                                                         =========     =========

                             Liabilities and Partners' Capital

Mortgage notes payable                                                   $ 298,867     $ 248,997
Lines of credit                                                             43,672        27,600
Accounts payable and accrued liabilities                                    36,038        21,337
Distributions payable                                                       11,799         9,189
Deferred gain                                                                5,002            --
Other liabilities                                                            5,171         4,208
                                                                         ---------     ---------
                              Total liabilities                            400,549       311,331

Minority interests                                                           3,027         3,102

Partners' capital:
     General Partner:
          Common equity                                                    359,507       361,410
          Preferred equity                                                  37,505        37,505
                                                                         ---------     ---------
                                                                           397,012       398,915
     Limited Partners:
          Common equity                                                     25,452        25,487
          Preferred equity                                                  77,775            --
                                                                         ---------     ---------
                              Total partners' capital                      500,239       424,402
                                                                         ---------     ---------
                              Total liabilities and partners' capital    $ 903,815     $ 738,835
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

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)

                                                                     Three months ended
                                                             -------------------------------
                                                               June 30,             June 30,
                                                                1998                 1997
                                                             ------------       ------------
Revenues:
     Rental                                                  $     30,273       $     18,353
     Interest and other income                                      1,411              1,227
                                                             ------------       ------------
                                                                   31,684             19,580
                                                             ------------       ------------

Expenses:
     Property operating expenses:
         Maintenance and repairs                                    2,460              1,593
         Real estate taxes                                          2,231              1,480
         Utilities                                                  1,891              1,142
         Administrative                                             2,230              1,200
         Advertising                                                  470                282
         Insurance                                                    335                226
         Depreciation and amortization                              5,632              3,220
                                                             ------------       ------------
                                                                   15,249              9,143
                                                             ------------       ------------

     Interest                                                       5,217              2,867
     Amortization of deferred financing costs                         197                128
     General and administrative                                     1,016                535
                                                             ------------       ------------
         Total expenses                                            21,679             12,673
                                                             ------------       ------------

         Income before gain on sale of real estate,
              minority interests and extraordinary item            10,005              6,907

     Gain on sales of real estate                                      --                414
                                                             ------------       ------------

         Income before minority interests and
              extraordinary item                                   10,005              7,321

     Minority interests                                              (121)              (103)
                                                             ------------       ------------

         Income before extraordinary item                           9,884              7,218

     Extraordinary item:
         Loss on early extinguishment of debt                          --               (104)
                                                             ------------       ------------

             Net income                                             9,884              7,114

     Distributions on preferred units                              (2,367)              (491)
                                                             ------------       ------------

         Net income available to common units                $      7,517       $      6,623
                                                             ============       ============

Per Operating Partnership Unit data:
     Basic:
         Income before extraordinary item                    $       0.41       $       0.44
         Extraordinary item - debt extinguishment                    0.00              (0.01)
                                                             ------------       ------------

              Net income                                     $       0.41       $       0.43
                                                             ============       ============

         Weighted average number of partnership
              units outstanding during the period              18,506,034         15,393,186
                                                             ============       ============

     Diluted:
         Income before extraordinary item                    $       0.40       $       0.43
         Extraordinary item - debt extinguishment                    0.00              (0.01)
                                                             ------------       ------------

              Net income                                     $       0.40       $       0.42
                                                             ============       ============

         Weighted average number of partnership
              units outstanding during the period              18,721,303         15,583,794
                                                             ============       ============

Distributions per Operating Partnership Unit:                $      0.500       $      0.435
                                                             ============       ============

   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)

                                                                      Six months ended
                                                             ---------------------------------
                                                               June 30,             June 30,
                                                                1998                 1997
                                                             ------------       -------------
Revenues:
     Rental                                                  $     56,803       $     35,709
     Interest and other income                                      2,717              2,422
                                                             ------------       ------------
                                                                   59,520             38,131
                                                             ------------       ------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                    4,728              3,087
         Real estate taxes                                          4,418              2,902
         Utilities                                                  3,608              2,280
         Administrative                                             4,133              2,352
         Advertising                                                  848                552
         Insurance                                                    635                464
         Depreciation and amortization                             10,301              6,308
                                                             ------------       ------------
                                                                   28,671             17,945
                                                             ------------       ------------

     Interest                                                       9,014              6,230
     Amortization of deferred financing costs                         341                255
     General and administrative                                     1,834              1,051
                                                             ------------       ------------
         Total expenses                                            39,860             25,481
                                                             ------------       ------------

         Income before gain on sales of real estate,
              minority interests and extraordinary item            19,660             12,650

     Gain on sales of real estate                                      --                414
                                                             ------------       ------------

         Income before minority interests and
              extraordinary item                                   19,660             13,064

     Minority interests                                              (230)              (198)
                                                             ------------       ------------
         Income before extraordinary item                          19,430             12,866

     Extraordinary item:
         Loss on early extinguishment of debt                          --               (104)
                                                             ------------       ------------

              Net income                                           19,430             12,762

     Distributions on preferred units                              (3,964)              (929)
                                                             ------------       ------------

         Net income available to common units                $     15,466       $     11,833
                                                             ============       ============

Per Operating Partnership Unit data:
     Basic:
         Income before extraordinary item                    $       0.84       $       0.83
         Extraordinary item - debt extinguishment                    0.00              (0.01)
                                                             ------------       ------------

              Net income                                     $       0.84       $       0.82
                                                             ============       ============

         Weighted average number of partnership
              units outstanding during the period              18,498,886         14,426,765
                                                             ============       ============

     Diluted:
         Income before extraordinary item                    $       0.83       $       0.82
         Extraordinary item - debt extinguishment                    0.00              (0.01)
                                                             ------------       ------------

              Net income                                     $       0.83       $       0.81
                                                             ============       ============

         Weighted average number of partnership
              units outstanding during the period              18,726,460         14,619,918
                                                             ============       ============

Distributions per Operating Partnership Unit:                $      0.950       $      0.870
                                                             ============       ============


   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                  Consolidated Statements of Partners' Capital
                 For the six months ended June 30, 1998 and the
                          year ended December 31, 1997
                                   (Unaudited)
                        (Dollars and units in thousands)

                                         General Partner                       Limited Partners
                                ----------------------------------    ---------------------------------
                                                         Preferred                            Preferred
                                     Common Equity        Equity           Common Equity        Equity
                                ---------------------    ---------    ---------------------    --------
                                  Units      Amount       Amount        Units      Amount       Amount        Total
                                ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balances at December 31, 1996      11,592   $ 205,302    $  17,505        1,855   $  24,239    $      --    $ 247,046
Contribution-net proceeds
     from preferred stock              --          --       20,000           --          --           --       20,000
Contribution-net proceeds
     from common stock              4,995     154,012           --           --          --           --      154,012
Contribution-net proceeds
     from options exercised            28         686           --           --          --           --          686
Contributions-net proceeds
     from partners                     --          --           --           18         543           --          543
Net income                             --      26,636        2,681           --       4,005           --       33,322
Partners' distributions                --     (25,226)      (2,681)          --      (3,300)          --      (31,207)
                                ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balances at December 31, 1997      16,615     361,410       37,505        1,873      25,487           --      424,402

Contribution-net proceeds
     from perpetual preferred
     units                             --          --           --           --          --       77,775       77,775
Contribution-net proceeds
     from options exercised            17         339           --           --          --           --          339
Contribution-net proceeds
     from dividend reinvest-
     ment plan                          2          --           --           --          --           --           --
Net income                             --      13,722          875           --       1,744        3,089       19,430
Partners' distributions                --     (15,964)        (875)          --      (1,779)      (3,089)     (21,707)
                                ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balances at June 30, 1998          16,634   $ 359,507    $  37,505        1,873   $  25,452    $  77,775    $ 500,239
                                =========   =========    =========    =========   =========    =========    =========



    See accompanying notes to the consolidated unaudited financial statements

                              ESSEX PORTFOLIO, L.P.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   Six months ended
                                                                             --------------------------
                                                                              June 30,         June 30,
                                                                               1998             1997
                                                                             ---------      -----------
 Net cash provided by operating activities                                   $  28,223       $  22,853
                                                                             ---------       ---------

Cash flows from investing activities:
     Additions to rental properties                                           (126,632)        (93,267)
     Additions to restricted cash                                               (8,886)             --
     Dispositions of rental properties                                          15,842           3,339
     Additions to notes receivable                                                (593)           (785)
     Additions to real estate under development                                (10,987)             --
     Investments in corporations and limited partnerships                          461             (30)
                                                                             ---------       ---------

          Net cash used in investing activities                               (130,795)        (90,743)
                                                                             ---------       ---------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                                  150,347          34,420
     Repayment of mortgage and other notes payable
          and lines of credit                                                 (102,848)        (48,050)
     Additions to deferred charges                                              (1,882)           (368)
     Additions to related party notes and other receivables                     (2,696)        (23,527)
     Repayment of related party notes and other receivables                      1,147          14,360
     Decrease in offering related accounts payable                                (110)           (887)
     Net proceeds from convertible preferred stock sale                             --          20,000
     Net proceeds from follow-on offerings                                          --          58,039
     Net proceeds from perpetual preferred units sale                           77,775              --
     Contributions from stock options exercised - general partner                  339             338
     Distributions to limited partners and minority interest                    (2,213)         (1,614)
     Distributions to general partners                                         (16,596)        (11,893)
                                                                             ---------       ---------

          Net cash provided by financing activities                            103,263          40,818
                                                                             ---------       ---------

Net (decrease) increase in cash and cash equivalents                               691         (27,072)
Cash and cash equivalents at beginning of period                                 4,282          46,899
                                                                             ---------       ---------

Cash and cash equivalents at end of period                                   $   4,973       $  19,827
                                                                             =========       =========

Supplemental disclosure of cash flow information:
          Cash paid for interest, net of amount capitalized                  $   8,236       $   6,148
                                                                             =========       =========

Supplemental disclosure of non-cash investing and financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate                             $  18,443       $  40,222
                                                                             =========       =========

               Distributions payable                                         $  11,799       $   7,220
                                                                             =========       =========

   See accompanying notes to the consolidated unaudited financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


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

      The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature.

      The Company is the sole general partner in the Operating Partnership, owning an 89.9%, 89.9% and 87.9% general partnership interest as of June 30, 1998, December 31, 1997 and June 30, 1997, respectively.

      All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)   SIGNIFICANT TRANSACTIONS

      (A) Equity Transactions

      On April 20, 1998 the Operating Partnership sold 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $19,500.

      (B) Acquisitions

      (i) On April 1, 1998, the Operating Partnership acquired Bunker Hill Towers, a 456-unit apartment high-rise community located in Los Angeles, California, for a contract price of approximately $36.5 million. In connection with this acquisition, the Operating Partnership assumed an approximate $18.4 million, 7.39% fixed rate loan. The loan matures in November 2007. The community features a swimming pool, tennis courts, an exercise facility, and spa.

      (ii) On April 3, 1998, the Operating Partnership acquired Cochran Apartments, a 58-unit apartment community located in Los Angeles, California, for a contract price of $5.4 million. The community features a swimming pool, an exercise facility, and spa.

      These second quarter 1998 acquisitions were funded with proceeds from the Operating Partnership's April 1998 Perpetual Preferred Units offering, the assumed loan as indicated above, and the Operating Partnership's lines of credit.

      (C)  Development Activities

      In May 1998, the Operating Partnership broke ground on the Canyon Point development, located in San Ramon, California. The development involves the construction of a 114 unit multifamily community. This development is adjacent to The Shores, a 348 unit apartment community which

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


      the Operating Partnership currently owns. The total estimated capitalized costs for the community is $15,700. This community will feature outstanding views, with individual access garages, nine-foot ceilings, and ground floor entry.

      In May 1998, the Operating Partnership entered into a contract to purchase a 132 unit multifamily community currently under construction in San Jose, California. The estimated total capitalized cost for the community is $18,500. The Operating Partnership's acquisition is scheduled to close upon completion of the project in March 1999. The community features a swimming pool, spa, exercise facility, clubhouse, and a business center.

      (D)  Debt Related Transactions

      On May 11, 1998, the Operating Partnership executed an agreement to replace multiple secured and unsecured credit facilities with an unsecured revolving line of credit for an aggregate amount of $100,000, which expires on May 11, 2000, and bears interest at LIBOR + 1.15% on outstanding balances.

      (E)  Other - Earthquake Insurance

      On June 13, 1998, the Operating Partnership increased the per location and aggregate limits, the deductible, and the self-insured retention amount of its earthquake insurance policy. The insurance coverage now provides for an aggregate limit of $40,000, payable upon a covered loss in excess of a $7,500 self-insured retention amount. The insurance also provides for a per building deductible of 5% in California and 2% in Oregon and Washington.

(3)   RELATED PARTY TRANSACTIONS

      All general and administrative expenses of the Company, the Operating Partnership, and Essex Management Corporation ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and six months ended June 30, 1998 totaled $61 and $137, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

      Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $229 and $430 for the three and six months ended June 30, 1998, respectively, and $172 and $343 for the three and six months ended June 30, 1997, respectively.

      Other income for the three and six months ended June 30, 1998 includes interest income of $330 and $535, respectively, earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from the note receivable from Essex Fidelity I Corporation. For the three and six months ended June 30, 1998, the Operating Partnership earned $0 and $196, respectively, of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation combined. In addition, the Operating Partnership earned management fee income of $100 and $205 for the three and six months ended June 30, 1998, respectively, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


      Notes and other related party receivables as of June 30, 1998 and December 31, 1997 consist of the following:


                                                                    June 30,     December 31,
                                                                      1998           1997
                                                                    --------     ------------
        Notes and other related party receivables:
        Note receivable from Highridge Apartments
         secured, bearing interest at 9%, due March, 2008            $ 2,750        $2,750

        Notes receivable from Fidelity I,  secured,
         bearing interest at 12%, due December 1998                    1,580         1,580

        Note receivable from Fidelity I and JSV, secured,
          bearing interest at 9.5%-10%, due 2015                       1,026           726

        Notes receivable from Highridge Apartments,
          non-interest bearing, due on demand                          2,604         1,699

        Loans to officers, bearing interest at 8%, due April
          2006                                                           375           375

        Other related party receivables, substantially
          due on demand                                                2,478         2,134
                                                                     -------       -------
                                                                     $10,813       $ 9,264
                                                                     =======       =======

      Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

(4)   NEW ACCOUNTING PRONOUNCEMENTS:

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

 (5)  NET INCOME PER UNIT:

      Net income per unit in the accompanying consolidated statements of operations is calculated for the three months ended June 30, 1998 and 1997, respectively, by dividing net income applicable to the Operating Partnership units of $7,517 and $6,623 by the weighted average units outstanding during the period. Net income applicable to the Operating Partnership units is calculated by deducting preferred distributions of $2,367 and $491 for the three months ended June 30, 1998 and 1997, respectively, from net income.

Net income per unit in the accompanying consolidated statements of operations is calculated for the six months ended June 30, 1998 and 1997, respectively, by dividing net income applicable to the Operating Partnership units of $15,466 and $11,833 by the weighted average units outstanding during the period. Net income applicable to the Operating Partnership units is calculated by deducting preferred distributions of $3,964 and $929 for the six months ended June 30, 1998 and 1997, respectively, from net income.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of the Operating Partnership as of June 30, 1998 and 1997 and for the three and six months ended June 30, 1998 and 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Company's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 1998 and 1997, owned an 89.9% and 87.9% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding potential acquisitions, the anticipated performance of future acquisitions, recently completed acquisitions and existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, those risks, special considerations, and other factors discussed under the caption "Other Matters" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth in Essex's and the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

The Operating Partnership's revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 97% and 96% of its revenues for the six months ended June 30, 1998 and 1997, respectively. The Operating Partnership's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have generally remained high (averaging over 95% for the last five years).

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in forty-eight multifamily residential properties, of which thirty-one are located in California, sixteen are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 9,382 units and had a total capitalized cost of approximately $696.8 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since it began operations, five multifamily residential properties in Northern California consisting of a total of 579 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $59.0 million resulting in net aggregate gain recognition of approximately $13.6 million.

Average financial occupancy rates (the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Operating Partnership's multifamily properties on a same-property basis decreased to 95.7% for the three months ended June 30, 1998 from 96.1% for the three months ended June 30, 1997. The regional breakdown of such financial occupancy for the three months ended June 30, 1998 and 1997 is as follows:

                                            June 30,     June 30,
                                              1998         1997
                                            --------     --------

                 Northern California          97.2%       97.3%
                 Pacific Northwest            94.1%       96.6%
                 Southern California          94.3%       92.3%

The Operating Partnership's commercial properties were 100% occupied (based on square footage) as of June 30, 1998.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.

Total Revenues increased by $12,104,000 or 61.8% to $31,684,000 in the second quarter of 1998 from $19,580,000 in the second quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that the Operating Partnership owned for both of the quarters ended June 30, 1998 and 1997 ("Quarterly Same Store Properties").

                                                  Three Months Ended
                                                       June 30,
                                     Number of    ------------------      Dollar   Percentage
                                     Properties    1998       1997        Change     Change
                                     ----------   -------    -------      -------  ----------
Rental income
  Same Store Properties
    Northern California                 13        $ 8,802    $ 8,019      $   783       9.8%
    Pacific Northwest                   12          5,450      5,231          219       4.2
    Southern California                  5          2,783      2,634          149       5.7
    Commercial                           1            554        430          124      28.8
                                        --        -------    -------      -------      ----
 Total Same Store Properties            31         17,589     16,314        1,275       7.8%
                                        ==

  Properties acquired/disposed of
    subsequent to January 1, 1997                   12,684      2,039       10,645     522.1%
                                                   -------    -------      -------     -----
  Total rental income                               30,273     18,353       11,920      64.9
  Interest and other income                          1,411      1,227          184      15.0
                                                   -------    -------      -------     -----
  Total revenues                                   $31,684    $19,580      $12,104      61.8%
                                                   =======    =======      =======     =====


As set forth in the above table, $10,645,000 of the $12,104,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Operating Partnership acquired interests in thirty-four multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,275,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by $1,275,000 or 7.8% to $17,589,000 in the second quarter of 1998 from $16,314,000 in the second quarter of 1997. The majority of this increase was attributable to the thirteen multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $783,000 or 9.8% to $8,802,000 in the second quarter of 1998 from $8,019,000 in the second quarter of 1997. This $783,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the second quarter of 1998 from 97.3% in the second quarter of 1997. The twelve multifamily Quarterly Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $219,000 or 4.2% to $5,450,000 in the second quarter of 1998 from $5,231,000 in the second quarter of 1997. This $219,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 94.1% in the second quarter of 1998 from 96.6% in the second quarter of 1997. The five multifamily Quarterly Same Store Properties located in Southern California also contributed towards the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $149,000 or 5.7% to $2,783,000 in the second quarter of 1998 from $2,634,000 in the second quarter of 1997. The $149,000 increase is attributable to rental rate increases and an increase in financial occupancy to 94.3% in the second quarter of 1998 from 92.3% in the second quarter of 1997.

The increase in total revenue also reflected an increase of $184,000 attributable to interest and other income, the most significant component of which relates to other property income from the Acquisition Properties.

Total Expenses increased by $9,006,000 or approximately 71.1% to $21,679,000 in the second quarter of 1998 from $12,673,000 in the second quarter of 1997. Interest expense increased by $2,350,000 or 82.0% to $5,217,000 in the second quarter of 1998 from $2,867,000 in the second quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,694,000 or 62.4% to $9,617,000 in the second quarter of 1998 from $5,923,000 in the second quarter of 1997. Of such increase, $3,889,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $481,000 in the second quarter of 1998 from the amount for the second quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $2,770,000 to $9,884,000 in the second quarter of 1998 from $7,114,000 in the second quarter of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties.

RESULTS OF OPERATIONS

Comparison Of The Six Months Ended June 30, 1998 To Six Months Ended June 30, 1997.

Total Revenues increased by $21,389,000 or 56.1% to $59,520,000 in the first six months of 1998 from $38,131,000 in the first six months of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that the Operating Partnership owned for both of the six months ended June 30, 1998 and 1997 ("Same Store Properties").

                                                  Three Months Ended
                                                       June 30,
                                     Number of    ------------------      Dollar   Percentage
                                     Properties    1998       1997        Change     Change
                                     ----------   -------    -------      -------  ----------
Rental income
  Same Store Properties
    Northern California                 11        $16,212    $14,649      $ 1,563     10.7%
    Pacific Northwest                   12         10,778     10,373          405      3.9
    Southern California                  3          4,086      3,881          205      5.3
    Commercial                           1          1,040        852          188     22.1
                                        --        -------    -------      -------    -----
 Total Same Store Properties            27         32,116     29,755        2,361      7.9%
                                        ==

  Properties acquired/disposed of
    subsequent to January 1, 1997                  24,687      5,954       18,733    314.6%
                                                  -------    -------      -------    -----
  Total rental income                              56,803     35,709       21,094     59.1
  Interest and other income                         2,717      2,422          295     12.2
                                                  -------    -------      -------    -----
  Total revenues                                  $59,520    $38,131      $21,389     56.1%
                                                  =======    =======      =======    =====


As set forth in the above table, $18,733,000 of the $21,389,000 increase in total revenues is attributable to the Acquisition Properties and the Disposition Properties.

Of the increase in total revenues, $2,361,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by $2,361,000 or 7.9% to $32,116,000 in the first six months of 1998 from $29,755,000 in the first six months of 1997. The majority of this increase was attributable to the eleven multifamily Same Store Properties located in Northern California, the rental income of which increased by $1,563,000 or 10.7% to $16,212,000 in the first six months of 1998 from
$14,649,000 in the first six months of 1997. This $1,563,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the first six months of 1998 from 97.3% in the first six months of 1997. The twelve multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties rental income increase. The rental income of these properties increased by $405,000 or 3.9% to $10,778,000 in the first six months of 1998 from $10,373,000 in the first six months of 1997. This $405,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 94.1% in the first six months of 1998 from 96.6% in the first six months of 1997. The three multifamily Same Store Properties located in Southern California also contributed towards the Same Store Properties rental income increase. The rental income of these properties increased by $205,000 or 5.3% to $4,086,000 in the first six months of 1998 from $3,881,000 in the first six months of 1997. The $205,000 increase is attributable to rental rate increases and an increase in financial occupancy to 94.3% in the first six months of 1998 from 93.7% in the first six months of 1997.

The increases in total revenue also reflected an increase of $295,000 attributable to interest and other income, the most significant component relates to other property income from the Acquisition Properties.

Total Expenses increased by $14,379,000 or approximately 56.4% to $39,860,000 in the first six months of 1998 from $25,481,000 in the first six months of 1997. Interest expense increased by $2,784,000 or 44.7% to $9,014,000 in the first six months of 1998 from $6,230,000 in the first six months of 1997. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $6,733,000 or 57.9% to $18,370,000 in the first six months of 1998 from $11,637,000 in the first six months of 1997. Of such increase, $6,791,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $783,000 in the first six months of 1998 from the amount for the first six months of 1997. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $6,668,000 to $19,430,000 in the first six months of 1998 from $12,762,000 in the first six months of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Operating Partnership had $4,973,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, amounts available under lines of credit and the proceeds from the sale of properties that may be sold from time to time. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Operating Partnership has credit facilities in the committed amount of approximately $110,000,000. At June 30, 1998 the Operating Partnership had $43,672,000 outstanding on its lines of credit, with interest rates during the second quarter of 1998 ranging from 6.9% to 7.3%. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership's unrestricted cash balance increased by $691,000 from $4,282,000 as of December 31, 1997 to $4,973,000 as of June 30, 1998. This
increase was primarily a result of $103,263,000 of cash provided by financing activities and $28,223,000 of cash provided by operating activities, which were reduced by $130,795,000 of cash used in investing activities. Of the $130,795,000 net cash used in investing activities, $126,632,000 was used to purchase and upgrade rental properties, $3,125,000 was used to fund real estate under development, and $8,886,000 was used to fund an increase in the Operating Partnership's restricted cash; these expenditures were offset by $15,842,000 of proceeds received from the disposition of three retail properties. The $103,263,000 net cash provided by financing activities was a result of $150,347,000 of proceeds from mortgage and other notes payable and lines of credit and $77,775,000 net proceeds from the Perpetual Preferred Units sales (as discussed below) as offset by $102,848,000 of repayments of mortgages and other notes payable and lines of credit, and $18,809,000 of dividends/distributions paid.

As of June 30, 1998, the total amount of the Operating Partnership's outstanding debt was $342,539,000. Such indebtedness consisted of $215,136,000 in fixed rate debt, $68,583,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of June 30, 1998, 35 of the Operating Partnership's Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Operating Partnership believes do not have a material adverse effect on the Operating Partnership's operations. As of June 30, 1998, the Operating Partnership was in compliance with such covenants. Also, of the Operating Partnership's 35 Properties encumbered by debt, 18 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by 8 Properties, 3 Properties and 3 Properties, respectively, and a separate line of credit was secured by 3 Properties.

The Operating Partnership expects to incur approximately $300 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1998. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred or funded during 1998 will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. Essex expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The estimated projected aggregate cost for these projects is $186.0 million of which approximately $29.5 million has been incurred as of June 30, 1998. The Operating Partnership expects to fund such commitments with some combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

On December 8, 1997, the Company completed a public offering of 1,500,000 shares of its Common Stock at a net price of $35.50 per share.

On February 6, 1998, the Operating Partnership sold 1,200,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units") to an institutional investor at a price of $50.00 per unit.

On April 20, 1998, The Operating Partnership sold 400,000 units of its Perpetual Preferred Units at a $50.00 per unit price to the same institutional investor who purchased the 1,200,000 units in February 1998.

The proceeds from these offerings and sales were used primarily to reduce balances under the Operating Partnership's lines of credit and to fund acquisitions and development of multifamily properties.

In the second quarter of 1998, the Operating Partnership and Essex filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of the Company and $250,000,000 of debt securities of the Operating Partnership. The 1998 Shelf Registration Statement was declared effective by the SEC in May 1998. Prior to the filing of the 1998 Shelf Registration Statement, the Company had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered equity securities of the Company. Thus, with the prior shelf registration statement and the 1998 Shelf Registration Statement, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

YEAR 2000 COMPLIANCE

The Operating Partnership has evaluated appropriate courses of action regarding "Year 2000" compliance. The Operating Partnership has contacted its primary software vendor and has determined that an upgraded package will be available for implementation. The total cost of bringing all software, hardware and operations to Year 2000 compliance has not been fully quantified. Management estimates that the total costs will not have a material impact on its business or results of operations. With respect to the preparation for the Year 2000 compliance by third-party service providers and vendors, no estimates have been made by the Company as to any potential adverse impact on the Operating Partnership's operations due to any noncompliance. The Operating Partnership is attempting to identify those risks relating to third party service providers and vendors, however, no assurance can be given regarding the cost of any failure to comply.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds From Operations.

The following table sets forth the Operating Partnership's calculation of Funds from Operations for the quarters ended June 30, 1998 and 1997.

                                                Three months ended
                                          -------------------------------
                                          June 30, 1998     June 30, 1997
                                          -------------     -------------

Income before minority interests           $10,005,000       $ 7,321,000
Adjustments:
Depreciation & amortization                  5,632,000         3,220,000
Adjustment for unconsolidated
  joint ventures                               366,000           448,000
Non-recurring items, including
  gain on sale of real estate and
  loss from termination                         __              (414,000)

Minority interests (1)                      (1,692,000)         (142,000)
                                           -----------       -----------

Funds from Operations                      $14,311,000       $10,433,000
                                           ===========       ===========
     Weighted average number
      shares outstanding diluted (1)        20,549,875        16,598,551
                                           ===========       ===========


(1) Includes all outstanding shares of the Company's common stock and assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of the Company's Common Stock. Also includes common stock equivalents. Minority interests have been adjusted to reflect such conversion.

The National Association of Real Estate Investment Trust ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds from Operations. Consistent with the NAREIT recommendation, Essex has adopted this new definition beginning in 1996.

PART II   OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c)   Recent Sales of Unregistered Securities

            On April 20, 1998, the Operating Partnership completed the private placement of 400,000 7.875% Series B Preferred Limited Partnership Units (the "Perpetual Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in return for a contribution to the Operating Partnership of $20,000,000. Previously, on February 6, 1998, the Operating Partnership had completed a prior private placement of 1,200,000 Perpetual Preferred Units to this same institutional investor.

            The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). The holders of the Perpetual Preferred Units have certain rights to cause the Company to register the Series B Preferred Stock pursuant to the terms of a registration rights agreement. The registration rights agreement was entered into in connection with this private placement. On February 10, 1998, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock par value $.0001 per share, as 2,000,000 shares of Series B Preferred Stock and setting forth the rights, preferences and privileges of the Series B Preferred Stock. The Perpetual Preferred Units have identical rights, preferences and privileges as the Series B Preferred Stock. Neither the Perpetual Preferred Units, nor the Series B Preferred Stock may at any time be convertible into the Company's Common Stock.

            The net proceeds from the above private placements were used primarily to fund acquisition and development activities and for general purposes.

            The April 20, 1998 private placement was completed pursuant to the exemption from registration contained in Section 4(2) the Securities Act of 1933, as amended.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

            A.  EXHIBITS


            10.1 Revolving Loan Agreement between Essex Portfolio, L.P., a California limited partnership, and Bank of America National Trust and Savings Association dated as of May 11, 1998

            11.1  Statement regarding Computation of Earnings per Unit

            12.1 Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distribution

            27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)


            B. REPORTS ON FORM 8-K

            On April 23, 1998, the Company filed a current report on Form 8-K, regarding its private placement of 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units to the same institutional investor who previously purchased 1,200,000 of such units.

            On May 14, 1998, the Company filed a current report on Form 8-K, regarding its purchase of Wimbledon Woods and Bunker Hill Towers.

            On June 24, 1998, the Company filed a current report on Form 8-K/A to amend the current report on Form 8-K filed on March 30, 1998 in order to provide additional information relating to certain pro forma adjustments.

            On June 24, 1998, the Company filed a current report on Form 8-K/A to amend the current report on Form 8-K filed on May 14, 1998 in order to provide additional information relating to certain pro forma adjustments.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ESSEX PORTFOLIO, L.P.
                                            a California Limited Partnership


                                            By:    Essex Property Trust, Inc.
                                            Its:   General Partner




                                            /s/ Mark J. Mikl
                                            ------------------------------
                                            Mark J. Mikl, Controller
                                            (Authorized Officer and
                                            Principal Accounting Officer)


                                            August 14, 1998
                                            ------------------------------
                                            Date

                               INDEX TO EXHIBITS

Exhibit
Number                           Description
-------                          -----------

10.1 Revolving Loan Agreement between Essex Portfolio L.P., a California limited partnership, and Bank of America National Trust and Savings Association dated as of May 11, 1998

11.1            Statement regarding Computation of Earnings per Unit

12.1 Schedule of Compensation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions

27.1            Article 5 Financial Data Schedule (EDGAR Filing Only)