Form 10-Q
period 1998-09-30
ESSEX PORTFOLIO LP
filed 1998-11-16
CIK 1053059

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                      INDEX

EXHIBIT
 NUMBER     DESCRIPTION                                              PAGE NUMBER
 ------     -----------                                              -----------
PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)                              3

           Consolidated Balance Sheets
           as of September 30, 1998 and December 31, 1997                4

           Consolidated Statements of Operations
           for the three months ended September 30, 1998 and 1997        5

           Consolidated Statements of Operations
           for the nine months ended September 30, 1998 and 1997         6

           Consolidated Statements of  Partners' Capital
           for the nine months ended September 30, 1998 and the year
           ended December 31, 1997                                       7

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1998 and 1997         8

           Notes to Consolidated Financial Statements                    9

Item 2:    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13

PART II:   OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K                             21

           Signatures                                                   22

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

                              ESSEX PORTFOLIO, L.P.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                         SEPTEMBER 30,     DECEMBER 31,
                           ASSETS                            1998              1997
                           ------                        -------------     ------------
Real estate:
    Rental properties:
       Land and land improvements                          $ 219,013         $ 182,416
       Buildings and improvements                            663,457           548,571
                                                           ---------         ---------
                                                             882,470           730,987
       Less accumulated depreciation                         (71,734)          (58,040)
                                                           ---------         ---------
                                                             810,736           672,947
    Investments                                                9,848             2,347
    Real estate under development                             45,028            27,422
                                                           ---------         ---------
                                                             865,612           702,716

Cash and cash equivalents-unrestricted                         3,071             4,282
Restricted cash                                               15,205             6,093
Notes and other related party receivables                      9,864             9,264
Notes and other receivables                                   10,770             8,602
Prepaid expenses and other assets                             10,402             3,838
Deferred charges, net                                          5,310             4,040
                                                           ---------         ---------
                                                           $ 920,234         $ 738,835
                                                           =========         =========

             Liabilities and Partners' Capital

Mortgage notes payable                                     $ 297,508         $ 248,997
Lines of credit                                               63,000            27,600
Accounts payable and accrued liabilities                      37,648            21,337
Distributions payable                                         10,913             9,189
Deferred gain                                                  5,002                --
Other liabilities                                              5,316             4,208
                                                           ---------         ---------
            Total liabilities                                419,387           311,331

Minority interests                                             2,980             3,102

Partners' capital:
    General Partner:
       Common equity                                         357,230           361,410
       Preferred equity                                       37,505            37,505
                                                           ---------         ---------
                                                             394,735           398,915
    Limited Partners:
       Common equity                                          25,357            25,487
       Preferred equity                                       77,775                --
                                                           ---------         ---------
            Total partners' capital                          497,867           424,402
                                                           ---------         ---------
            Total liabilities and partners' capital        $ 920,234         $ 738,835
                                                           =========         =========


   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)


                                                             THREE MONTHS ENDED
                                                      ---------------------------------
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                          1998                 1997
                                                      ------------         ------------
Revenues:
    Rental                                            $     31,068         $     20,887
    Interest and other income                                1,583                1,088
                                                      ------------         ------------
                                                            32,651               21,975
                                                      ------------         ------------
Expenses:
    Property operating expenses:
      Maintenance and repairs                                1,858                1,678
      Real estate taxes                                      2,349                1,571
      Utilities                                              2,023                1,369
      Administrative                                         2,888                1,493
      Advertising                                              342                  309
      Insurance                                                224                  224
      Depreciation and amortization                          5,575                3,555
                                                      ------------         ------------
                                                            15,259               10,199

    Interest                                                 5,245                3,118
    Amortization of deferred financing costs                   212                  128
    General and administrative                               1,007                  631
    Provision for litigation loss                              930                   --
                                                      ============         ============
      Total expenses                                        22,653               14,076
                                                      ------------         ------------
      Income before gain on sale of
      real estate, minority interests
      and extraordinary item                                 9,998                7,899
    Gain on sales of real estate                                 9                4,713
                                                      ------------         ------------
      Income before minority interests
         and extraordinary item                             10,007               12,612

    Minority interests                                        (105)                (127)
                                                      ------------         ------------
      Income before extraordinary item                       9,902               12,485

    Extraordinary item:
      Loss on early extinguishment
      of debt                                                 (806)                  --
                                                      ------------         ------------
          Net income                                         9,096               12,485

    Distributions on preferred units                        (2,450)                (875)
                                                      ------------         ------------
      Net income available to
         common units                                 $      6,646         $     11,610
                                                      ============         ============

Per Operating Partnership Unit data:
    Basic:
      Income before extraordinary item                $       0.40         $       0.74
      Extraordinary item - debt extinguishment               (0.04)                0.00
                                                      ------------         ------------
         Net income                                   $       0.36         $       0.74
                                                      ============         ============
      Weighted average number of
        partnership units outstanding
        during the period                               18,508,701           15,789,263
                                                      ============         ============
    Diluted:
      Income before extraordinary item                $       0.40         $       0.70
      Extraordinary item - debt extinguishment               (0.04)                0.00
                                                      ------------         ------------
         Net income                                   $       0.36         $       0.70
                                                      ============         ============
      Weighted average number of
        partnership units outstanding
        during the period                               18,694,894           17,835,400
                                                      ============         ============
Distributions per Operating
   Partnership Unit:                                  $      0.500         $      0.450
                                                      ============         ============

See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)


                                                             NINE MONTHS ENDED
                                                     ----------------------------------
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                          1998                 1997
                                                     -------------         ------------
Revenues:
    Rental                                            $     87,871         $     56,596
    Interest and other income                                4,300                3,510
                                                      ------------         ------------
                                                            92,171               60,106
                                                      ------------         ------------
Expenses:
    Property operating expenses
      Maintenance and repairs                                6,585                4,765
      Real estate taxes                                      6,767                4,473
      Utilities                                              5,631                3,649
      Administrative                                         7,022                3,845
      Advertising                                            1,190                  861
      Insurance                                                859                  688
      Depreciation and amortization                         15,876                9,863
                                                      ------------         ------------
                                                            43,930               28,144

    Interest                                                14,259                9,348
    Amortization of deferred
      financing costs                                          553                  383
    General and administrative                               2,841                1,682
    Provision for litigation loss                              930                   --
                                                      ============         ============
      Total expenses                                        62,513               39,557
                                                      ============         ============
      Income before gain on sales
         of real estate, minority
         interests and extraordinary item                   29,658               20,549

    Gain on sales of real estate                                 9                5,127
                                                      ------------         ------------
      Income before minority interests and
         extraordinary item                                 29,667               25,676

    Minority interests                                        (334)                (325)
                                                      ------------         ------------
      Income before extraordinary item                      29,333               25,351

    Extraordinary item:
      Loss on early extinguishment of debt                    (806)                (104)
                                                      ------------         ------------
         Net income                                         28,527               25,247

    Distributions on preferred units                        (6,414)              (1,805)
                                                      ------------         ------------
      Net income available to common unit             $     22,113         $     23,442
                                                      ============         ============
Per Operating Partnership Unit data:
    Basic:
      Income before extraordinary item                $       1.24         $       1.58
      Extraordinary item - debt extinguishment               (0.04)               (0.01)
                                                      ------------         ------------
         Net income                                   $       1.20         $       1.57
                                                      ============         ============
      Weighted average number of
         partnership units outstanding
         during the period                              18,502,194           14,885,921
                                                      ============         ============
    Diluted:
      Income before extraordinary item                $       1.22         $       1.55
      Extraordinary item - debt extinguishment               (0.04)               (0.01)
                                                      ------------         ------------
         Net income                                   $       1.18         $       1.54
                                                      ============         ============
      Weighted average number of
          partnership units outstanding
         during the period                              18,688,353           16,347,497
                                                      ============         ============
Distributions per Operating
   Partnership Unit:                                  $      1.450         $      1.320
                                                      ============         ============


   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                  Consolidated Statements of Partners' Capital
              For the nine months ended September 30, 1998 and the
                          year ended December 31, 1997
                                   (Unaudited)
                        (Dollars and units in thousands)

                                                GENERAL PARTNER                        LIMITED PARTNERS
                                       ---------------------------------     ------------------------------------
                                                               PREFERRED                               PREFERRED
                                          COMMON EQUITY          EQUITY        COMMON EQUITY             EQUITY
                                       -------------------     ---------     ------------------         ---------
                                        UNITS      AMOUNT        AMOUNT      UNITS    AMOUNT              AMOUNT            TOTAL
                                       ------    ---------     ---------     -----    ---------         ---------         ---------
Balances at December 31, 1996          11,592    $ 205,302     $  17,505     1,855    $  24,239         $      --         $ 247,046

Contribution-net proceeds
    from preferred stock                   --           --        20,000        --           --                --            20,000

Contribution-net proceeds
    from common stock                   4,995      154,012            --        --           --                --           154,012

Contribution-net proceeds
    from options exercised                 28          686            --        --           --                --               686

Contributions-net proceeds
    from partners                          --           --            --        18          543                --               543

Net income                                 --       26,636         2,681        --        4,005                --            33,322

Partners' distributions                    --      (25,226)       (2,681)       --       (3,300)               --           (31,207)
                                       ------    ---------     ---------     -----    ---------         ---------         ---------
Balances at December 31, 1997          16,615      361,410        37,505     1,873       25,487                --           424,402

Contribution-net proceeds
    from perpetual preferred units         --           --            --        --           --            77,775            77,775

Contribution-net proceeds
    from options exercised                 19          383            --        --           --                --               383

Contribution-net proceeds
    from dividend reinvestment plan         2           10            --        --           --                --                10

Net income                                 --       19,527         2,625        --        2,586             3,789            28,527

Partners' distributions                    --      (24,100)       (2,625)       --       (2,716)           (3,789)          (33,230)
                                       ------    ---------     ---------     -----    ---------         ---------         ---------
Balances at September 30, 1998         16,636    $ 357,230     $  37,505     1,873    $  25,357         $  77,775         $ 497,867
                                       ======    =========     =========     =====    =========         =========         =========


See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   NINE MONTHS ENDED
                                                                               ---------------------------
                                                                             SEPTEMBER 30,     SEPTEMBER 30,
                                                                             -------------     -------------
                                                                                 1998               1997
                                                                               ---------         ---------
 Net cash provided by operating activities                                     $  48,725         $  30,839
                                                                               ---------         ---------

Cash flows from investing activities:
     Additions to rental properties                                             (152,660)         (122,667)
     Additions to restricted cash                                                 (9,112)           (1,468)
     Dispositions of rental properties                                            26,354            15,470
     Additions to notes receivable                                                  (438)             (785)
     Additions to real estate under development                                  (24,018)          (22,663)
     Investments in corporations and limited partnerships                            531               371
                                                                               ---------         ---------

          Net cash used in investing activities                                 (159,343)         (131,742)
                                                                               ---------         ---------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                                    199,347            75,055
     Repayment of mortgage and other notes payable
          and lines of credit                                                   (133,879)          (89,471)
     Additions to deferred charges                                                (1,823)             (413)
     Additions to related party notes and other receivables                       (3,450)          (23,277)
     Repayment of related party notes and other receivables                        2,850            11,576
     Decrease in offering related accounts payable                                  (282)             (789)
     Net proceeds from convertible preferred stock sale                               --            20,000
     Net proceeds from follow-on offerings                                            --           104,119
     Net proceeds from perpetual preferred units sale                             77,775                --
     Contributions from stock options exercised and
          dividend reinvestment plan - general partner                               393               338
     Distributions to limited partners and minority interest                      (5,624)           (2,785)
     Distributions to general partners                                           (25,900)          (17,374)
                                                                               ---------         ---------

          Net cash provided by financing activities                              109,407            76,979
                                                                               ---------         ---------

Net (decrease) increase in cash and cash equivalents                              (1,211)          (23,924)
Cash and cash equivalents at beginning of period                                   4,282            42,705
                                                                               ---------         ---------

Cash and cash equivalents at end of period                                     $   3,071         $  18,781
                                                                               =========         =========

Supplemental disclosure of cash flow information:
          Cash paid for interest, net of $2,575
          and $1,276 capitalized                                               $  10,917         $   8,741
                                                                               =========         =========

Supplemental disclosure of non-cash investing and financing activities:
               Mortgage notes payable assumed in connection
                    with purchase of real estate                               $  18,443         $  49,137
                                                                               =========         =========

               Distributions payable                                           $  10,913         $   8,509
                                                                               =========         =========


   See accompanying notes to the consolidated unaudited financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


(1)   ORGANIZATION AND BASIS OF PRESENTATION

      Essex Portfolio, L.P. (the "Operating Partnership") was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the "Company"), the general partner of the Operating Partnership, completed its initial public offering (the "Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds from the Offering of $112,071 were used by the Company to acquire a 77.2% interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code"), as amended.

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

      The Company is the sole general partner in the Operating Partnership, owning an 89.9%, 89.9% and 89.0% general partnership interest as of September 30, 1998, December 31, 1997 and September 30, 1997, respectively.

      All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)   SIGNIFICANT TRANSACTIONS

      (A) Acquisitions

      On August 10, 1998, the Operating Partnership acquired Westwood Apartments, a 116-unit apartment community located in Cupertino, California, for a contract price of $19,850. The community features a swimming pool, large private backyards, and convenient freeway access.

      This third quarter 1998 acquisition was funded with proceeds from the disposition of Santa Fe Ridge Apartments and borrowings under the Operating Partnership's lines of credit.

      (B)  Dispositions

      On August 5, 1998, the Operating Partnership sold Santa Fe Ridge Apartments located in Silverdale, Washington, for a gross sales price of $12,000 resulting in a gain of $9. The gain included an estimated $1,000 receivable relating to a defective siding claim based on estimates provided by a court appointed claims administrator in accordance with a class action suit arrangement.

      (C)  Litigation Loss

      In September of 1998, the Operating Partnership established a $930 provision for litigation loss relating to employee claims made several years ago. The provision reduces net income per unit by approximately $.05 and represents a non-recurring charge included in the accompanying unaudited consolidated statement of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


      (D)  Debt Related Transactions

      On July 28, 1998 the Operating Partnership repaid the Prudential loan secured by Santa Fe Ridge and originated a new loan with Prudential secured by Wilshire Promenade. The fixed interest rate on the new loan is 7.0% compared to 8.9% on the repaid loan. A prepayment penalty of approximately $806 was incurred and is reflected in the accompanying unaudited consolidated statement of operations as an extraordinary charge resulting from early extinguishment of debt.

      (E)  Subsequent Events

      On October 9, 1998, the Operating Partnership completed financing for a $100,000 mortgage loan, bearing interest at a fixed rate of 6.62% per annum, which matures in October 2008. This mortgage loan is secured by eight apartment communities. This loan provides for the option to release the underlying collateral, thereby making the loan unsecured, upon satisfying several conditions, including the requirement that the resulting unsecured debt is rated at least BBB- by Standard & Poors and Baa3 by Moody's Investors Service. A portion of the proceeds were utilized by the Operating Partnership to repay an existing loan of $47,000 which had an approximate 7.9% effective rate. The remainder of the proceeds was utilized by the Operating Partnership to pay down outstanding balances under its line of credit. In connection with this refinancing, the Operating Partnership has incurred an approximate extraordinary loss of $3,900 relating to prepayment penalties and the write-off of unamortized loan costs which will be reflected as an extraordinary item in the Operating Partnership's financial statements for the year ending December 31, 1998.

(3)   RELATED PARTY TRANSACTIONS

      All general and administrative expenses of the Company, the Operating Partnership, and Essex Management Corporation ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three and nine months ended September 30, 1998 totaled $37 and $174, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

      Rental income in the accompanying consolidated statements of operations includes related party rents earned from space leased to The Marcus & Millichap Company ("M&M"), including operating expense reimbursement, of $133 and $563 for the three and nine months ended September 30, 1998, respectively, and $175 and $518 for the three and nine months ended September 30, 1997, respectively.

      Other income for the three and nine months ended September 30, 1998 includes interest income of $249 and $784, respectively, earned principally under notes receivable from the partnerships which collectively own Highridge Apartments, a 255 unit multifamily property located in Rancho Palos Verde, California ("Highridge"), the partnerships which collectively own an approximate 30.7% minority interest in Pathways Apartments, a 296 unit multifamily property located in Long Beach, California ("Pathways") and from notes receivable from Essex Fidelity I Corporation. For the three and nine months ended September 30, 1998, the Operating Partnership earned $0 and $196, respectively, of dividend income from Essex Sacramento Corporation and Essex Fidelity I Corporation combined. In addition, the Operating Partnership earned management fee income of $143 and $348 for the three and nine months ended September 30, 1998, respectively, from Anchor Village, Highridge, Pathways, and the partnerships which collectively own the three retail shopping centers located in the Portland, Oregon metropolitan area.

\

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


      Notes and other related party receivables as of September 30, 1998 and December 31, 1997 consist of the following:

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                     -------------     ------
Notes and other related party receivables:
Note receivable from Highridge Apartments
 secured, bearing interest at 9%, due March, 2008       $1,047         $2,750

Notes receivable from Fidelity I,  secured,
 bearing interest at 12%, due December 1998              1,580          1,580

Note receivable from Fidelity I and JSV, secured,
  bearing interest at 9.5%-10%, due 2015                 1,026            726

Notes receivable from Highridge Apartments,
  non-interest bearing, due on demand                    2,784          1,699

Loans to officers, bearing interest at 8%, due April
  2006                                                     375            375

Other related party receivables, substantially
  due on demand                                          3,052          2,134
                                                        ------         ------
                                                        $9,864         $9,264
                                                        ======         ======


      Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

(4)   FORWARD TREASURY CONTRACTS:

      In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multi-family residential projects under development and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of October 30, 1998, the Operating Partnership would be obliged to pay approximately $4,500.

      The Operating Partnership has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract was originally purchased to cover a variable rate loan which was repaid in March 1997. The Operating Partnership has kept this contract in place to limit its interest rate exposure on borrowings on its LIBOR based lines of credit. If this contract were settled as of October 30, 1998, the Operating Partnership would be obligated to pay approximately $544.

(5)   RECENT ACCOUNTING PRONOUNCEMENTS:

      In June 1997, the FASB issued Financial Accounting Standard No. 130 (SFAS
      130), Reporting Comprehensive Income. SFAS 130 is effective with the year-end 1998 financial statements; however, the total comprehensive income is required in the financial statements for interim periods beginning in 1998. In March 1998, the Emerging Issues Task Force issued EITF 97-11 Accounting for Internal Costs Related to Real Estate Property Acquisitions. The Operating Partnership has adopted SFAS 130 and EITF 97-11 for interim periods beginning in 1998. The adoption does not have a material impact on the Operating Partnership's financial statements.

      In June 1997, the FASB issued Financial Accounting Standard No. 131, Disclosure About Segments of An Enterprise and Related Information. SFAS 131 is effective with the year-end 1998 financial statements. In February 1998, the FASB issued Financial Accounting Standards No. 132, Employees' Disclosures about Pensions and Other Postretirement Benefits. SFAS 132 is effective

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


      with the year-end 1998 Financial Statements. In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership will adopt SFAS 133 for interim periods beginning in 2000, the effective date of SFAS 133. Management believes that the adoption of these statements will not have a material impact on the Operating Partnership's financial statements.

(6)   NET INCOME PER UNIT:

      Net income per unit in the accompanying consolidated statements of operations is calculated for the three months ended September 30, 1998 and 1997, respectively, by dividing net income applicable to the Operating Partnership common units of $6,646 and $11,610 by the weighted average units outstanding during the period. Net income applicable to the Operating Partnership units is calculated by deducting preferred distributions of $2,450 and $875 for the three months ended September 30, 1998 and 1997, respectively, from net income.

      Net income per unit in the accompanying consolidated statements of operations is calculated for the nine months ended September 30, 1998 and 1997, respectively, by dividing net income applicable to the Operating Partnership common units of $22,113 and $23,442 by the weighted average units outstanding during the period. Net income applicable to the Operating Partnership units is calculated by deducting preferred distributions of $6,414 and $1,805 for the nine months ended September 30, 1998 and 1997, respectively, from net income.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is based primarily on the consolidated financial statements of the Operating Partnership as of September 30, 1998 and 1997 and for the three and nine months ended September 30, 1998 and 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Company's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 1998 and 1997, owned an 89.9% and 89.0% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 1998, statements regarding potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements, the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters" in
Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and those other risk factors and special considerations set forth in Essex's and the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

The Operating Partnership's revenues are generated primarily from multifamily residential and commercial property operations, which accounted for 97% and 96% of its revenues for the nine months ended September 30, 1998 and 1997, respectively. The Operating Partnership's properties (the "Properties") are located in California, Washington and Oregon. Occupancy levels of the multifamily residential Properties in these markets have averaged over 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 49 multifamily residential properties, of which 32 are located in California, 16 are located in Washington and one is located in Oregon. In aggregate, these acquisitions consist of a total of 9,498 units and had a total capitalized cost of approximately $716.7 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in net aggregate gain recognition of approximately $13.6 million.

Average financial occupancy rates (the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) of the Operating Partnership's multifamily properties on a same-property basis decreased to 96.5% for the three months ended September 30, 1998 from 96.7% for the three months ended September 30, 1997. The regional breakdown of such financial occupancy for the three months ended September 30, 1998 and 1997 is as follows:

                     SEPTEMBER 30,      SEPTEMBER 30,
                         1998               1997
                     -------------      -------------
Northern California      97.3%              97.7%
Pacific Northwest        95.2%              96.0%
Southern California      96.9%              96.1%


The Operating Partnership's commercial properties were 100% occupied (based on square footage) as of September 30, 1998 and September 30, 1997.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 1998 to the Three Months Ended September 30, 1997.

Total Revenues increased by $10,676,000 or 48.6% to $32,651,000 in the third quarter of 1998 from $21,975,000 in the third quarter of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that the Operating Partnership owned for both of the quarters ended September 30, 1998 and 1997 ("Quarterly Same Store Properties").

                                             THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             --------------------
                                 NUMBER OF                              DOLLAR      PERCENTAGE
                                PROPERTIES     1998        1997         CHANGE        CHANGE
                                ----------   -------      -------       -------       -----
Quarterly Same Store Properties
  Rental income:
    Northern California              12      $ 9,014      $ 8,285      $    729         8.8%
    Pacific Northwest                12        5,656        5,323           333         6.3
    Southern California               9        4,306        4,005           301         7.5
    Commercial                        1          476          410            66        16.1
                                    ---      -------      -------       -------       -----
      Total rental income quarterly
      same store properties          34       19,452       18,023         1,429         7.9%
                                    ===      -------      -------       -------       -----
  Other property income                          466          318           148        46.5
                                             -------      -------       -------       -----
      Total revenues quarterly
      same store properties                   19,918       18,341         1,577         8.6%

Properties Acquired/Disposed of
Subsequent to July 1, 1997
  Rental income                               11,616        2,864         8,752       305.6%
  Other property income                          256           56           200       357.1
                                             -------      -------       -------       -----
      Total revenues properties
      acquired/disposed of
      subsequent to July 1, 1997              11,872        2,920         8,952       306.6%
  Interest and other income                      861          714           147        20.6
                                             -------      -------       -------       -----
      Total revenues                         $32,651      $21,975       $10,676        48.6%
                                             =======      =======       =======        ====


As set forth in the above table, $8,752,000 of the $10,676,000 increase in total revenues between the comparable quarters is attributable to properties acquired or disposed of subsequent to July 1, 1997. During this period, the Operating Partnership acquired interests in 22 multifamily properties (the "Quarterly

Acquisition Properties"), and disposed of two multifamily properties and four retail shopping centers (the "Quarterly Disposition Properties").

Of the increase in total revenues, $1,429,000 is attributable to increases in rental income from the Quarterly Same Store Properties. Rental income from the Quarterly Same Store Properties increased by $1,429,000 or 7.9% to $19,452,000 in the third quarter of 1998 from $18,023,000 in the third quarter of 1997. The majority of this increase was attributable to the 12 multifamily Quarterly Same Store Properties located in Northern California, the rental income of which increased by $729,000 or 8.8% to $9,014,000 in the third quarter of 1998 from $8,285,000 in the third quarter of 1997. This $729,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.3% in the third quarter of 1998 from 97.7% in the third quarter of 1997. The 12 multifamily Quarterly Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $333,000 or 6.3% to $5,656,000 in the third quarter of 1998 from $5,323,000 in the third quarter of 1997. The $333,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the third quarter of 1998 from 96.0% in the third quarter of 1997. The nine multifamily Quarterly Same Store Properties located in Southern California also contributed towards the Quarterly Same Store Properties rental income increase. The rental income of these properties increased by $301,000 or 7.5% to $4,306,000 in the third quarter of 1998 from $4,005,000 in the third quarter of 1997. This $301,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.9% in the third quarter of 1998 from 96.1% in the third quarter of 1997.

The increase in total revenue also reflected an increase of $148,000 in other property income from the Quarterly Same Store Properties, an increase of $200,000 in other property income from the Quarterly Acquisition Properties, and an increase of $147,000 attributable to interest and other income.

Total Expenses increased by $8,577,000 or approximately 60.9% to $22,653,000 in the third quarter of 1998 from $14,076,000 in the third quarter of 1997. Interest expense increased by $2,127,000 or 68.2% to $5,245,000 in the third quarter of 1998 from $3,118,000 in the third quarter of 1997. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $3,040,000 or 45.8% to $9,684,000 in the third quarter of 1998 from $6,644,000 in the third quarter of 1997. Of such increase, $3,227,000 was attributable to the Quarterly Acquisition Properties and the Quarterly Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $376,000 in the third quarter of 1998 from the amount for the third quarter of 1997. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income decreased by $3,389,000 to $9,096,000 in the third quarter of 1998 from $12,485,000 in the third quarter of 1997. The decrease in net income was primarily a result of a recorded loss on early debt extinguishment of $806,000 and a provision for litigation loss and related legal costs of $930,000 in the third quarter of 1998. Furthermore, the Operating Partnership recorded a gain on sale of real estate of $4,713,000 in the third quarter of 1997. The net effect of these items were offset by the net contribution of the Quarterly Acquisition Properties and an increase in net operating income from the Quarterly Same Store Properties, as offset by a decrease in operating income attributable to the Quarterly Disposition Properties.

Comparison Of The Nine Months Ended September 30, 1998 To Nine Months Ended September 30, 1997.

Total Revenues increased by $32,065,000 or 53.3% to $92,171,000 in the first nine months of 1998 from $60,106,000 in the first nine months of 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties that the Operating Partnership owned for both of the nine months ended September 30, 1998 and 1997 ("Same Store Properties").

                                       NINE MONTHS ENDED
                                            JUNE 30,
                           NUMBER OF  ------------------      DOLLAR   PERCENTAGE
                           PROPERTIES  1998       1997        CHANGE     CHANGE
                           ---------- -------    -------      -------  ----------
Same Store Properties
  Rental income:
    Northern California        11     $24,580    $22,336      $ 2,244     10.0%
    Pacific Northwest          11      15,104     14,244          860      6.0
    Southern California         3       6,212      5,912          300      5.1
    Commercial                  1       1,496      1,222          274     22.4
                               --     -------    -------      -------    -----
      Total rental income
      same store properties    26      47,392     43,714        3,678      8.4%
                               ==
  Other property income                 1,042        781          261     33.4
                                      -------    -------      -------    -----
      Total revenues same
      store properties                 48,434     44,495        3,939      8.9%

Properties Acquired/Disposed of
Subsequent to January 1, 1997
  Rental Income                        40,479     12,882       27,597    214.2%
  Other property income                   869        287          582    202.8
                                      -------    -------      -------    ------
      Total revenues properties
      acquired/disposed of
      subsequent to January 1, 1997    41,348     13,169       28,179    214.0%
  Interest and other income             2,389      2,442          (53)    (2.2)
                                      -------    -------      --------   ------
      Total revenues                  $92,171    $60,106      $32,065     53.3%
                                      =======    =======      =======    =====


As set forth in the above table, $27,597,000 of the $32,065,000 increase in total revenues between the comparable periods is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Operating Partnership acquired interest in 35 multifamily properties (the "Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $3,678,000 is attributable to increases in rental income from the Same Store Properties. Rental income from the Same Store Properties increased by $3,678,000 or 8.4% to $47,392,000 in the first nine months of 1998 from $43,714,000 in the first nine months of 1997. The majority of this increase was attributable to the 11 multifamily Same Store Properties located in Northern California, the rental income of which increased by $2,244,000 or 10.0% to $24,580,000 in the first nine months of 1998 from $22,336,000 in the first nine months of 1997. This $2,244,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 97.2% in the first nine months of 1998 from 97.5% in the first nine months of 1997. The 11 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties rental income increase. The rental income of these properties increased by $860,000 or 6.0% to $15,104,000 in the first nine months of 1998 from $14,244,000 in the first nine months of 1997. This $860,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the first nine months of 1998 from 96.7% in the first nine months of 1997. The three multifamily Same Store Properties located in Southern California also contributed towards the Same Store Properties rental income increase. The rental income of these properties increased by $300,000 or 5.1% to $6,212,000 in the first nine months of 1998 from $5,912,000 in the first nine months of 1997. The $300,000 increase is attributable to rental rate increases and an increase in financial occupancy to 95.1% in the first nine months of 1998 from 94.8% in the first nine months of 1997.

The increases in total revenue also reflected an increase of $261,000 in other property income attributable to the Same Store Properties, an increase of $582,000 in other income attributable to the Acquisition Properties, and a decrease of $53,000 in interest and other income.

Total Expenses increased by $22,956,000 or approximately 58.0% to $62,513,000 in the first nine months of 1998 from $39,557,000 in the first nine months of 1997. Interest expense increased by $4,911,000 or

52.5% to $14,259,000 in the first nine months of 1998 from $9,348,000 in the first nine months of 1997. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $9,773,000 or 53.5% to $28,054,000 in the first nine months of 1998 from $18,281,000 in the first nine months of 1997. Of such increase, $9,898,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,159,000 in the first nine months of 1998 from the amount for the first nine months of 1997. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $3,280,000 to $28,527,000 in the first nine months of 1998 from $25,247,000 in the first nine months of 1997. The increase in net income was primarily a result of the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in operating income attributable to the Disposition Properties. Net income for the first nine months of 1997 also included a gain on the sales of real estate of $5,127,000 compared to $9,000 for the first nine months of 1998. Furthermore, net income for the nine months ended September 30, 1998 included a loss on early debt extinguishment of $806,000 compared to $104,000 for the first nine months of 1997 and a provision for litigation loss of $930,000 in the first nine months of 1998 and $0 in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Operating Partnership had $3,071,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Operating Partnership has credit facilities in the committed amount of approximately $110,000,000. At September 30, 1998 the Operating Partnership had $63,000,000 outstanding on its lines of credit, with interest rates during the third quarter of 1998 ranging from 6.9% to 7.3%. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership's unrestricted cash balance decreased by $1,211,000 from $4,282,000 as of December 31, 1997 to $3,071,000 as of September 30, 1998.
This decrease was primarily a result of $109,407,000 of net cash provided by financing activities and $48,725,000 of net cash provided by operating activities, which were reduced by $159,343,000 of net cash used in investing activities. Of the $159,343,000 net cash used in investing activities, $152,660,000 was used to purchase and upgrade rental properties, $24,018,000 was used to fund real estate under development, and $9,112,000 was used to fund an increase in the Operating Partnership's restricted cash; these expenditures were offset by $26,354,000 of proceeds received from the disposition of two multifamily and three retail properties. The $109,407,000 net cash provided by financing activities was primarily a result of $199,347,000 of proceeds from mortgage and other notes payable and lines of credit and $77,775,000 net proceeds from the Perpetual Preferred Units sales (as discussed below) as offset by $133,879,000 of repayments of mortgages and other notes payable and lines of credit, and $31,524,000 of dividends/distributions paid.

As of September 30, 1998, the total amount of the Operating Partnership's outstanding debt was $360,508,000. Such indebtedness consisted of $213,867,000 in fixed rate debt, $87,821,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of September 30, 1998, 35 of the Operating Partnership's Properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Operating Partnership believes do not have a material adverse effect on the Operating Partnership's operations. As of September 30, 1998, the Operating Partnership was in compliance with such covenants. Also, of the Operating Partnership's 35 Properties encumbered by debt, 18 were secured by deeds of trust relating solely to those Properties. With respect to the remaining 17 Properties, three cross collaterized mortgages were secured by eight Properties, three Properties and three Properties, respectively, and a separate line of credit was secured by three Properties.

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

The Operating Partnership is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. The Operating Partnership expects that such projects will be completed during the next two years (1998 and 1999). Such projects involve certain risks inherent in real estate development. See "Other Matters - Development Activities; Risks That Developments Will Be Delayed or Not Completed" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. As of September 30, 1998, the Operating Partnership is committed to fund approximately $111,700,000 relating to these projects. The Operating Partnership expects to fund such commitments with a combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Operating Partnership pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its lines of credit.

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

On December 8, 1997, the Company completed a public offering of 1,500,000 shares of its Common Stock at a price of $35.50 per share.

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

In the second quarter of 1998, the Company and the Operating Partnership filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of the Company and $250,000,000 of debt securities of the Operating Partnership. The 1998 Shelf Registration Statement was declared effective by the SEC in July 1998. Prior to the filing of the 1998 Shelf Registration Statement, the Company had approximately $42,000,000 of capacity remaining on a previously filed registration statement which registered equity securities of the Company. Thus, combined with the prior shelf registration statement and the 1998 Shelf Registration Statement, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

YEAR 2000 COMPLIANCE

The Operating Partnership's State of Readiness. The Operating Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Operating Partnership's software applications contains source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Operating Partnership currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Operating Partnership's operations. The Operating Partnership has also completed its assessment of the Year 2000 compliance issues presented by its hardware components.

The Operating Partnership, employing a team made up of internal personnel has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary. The Operating Partnership has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Operating Partnership, it appears as though the preparation being made by these third parties with whom the Operating Partnership does significant business is sufficient regarding Year 2000 compliance. However, no assurance can be given regarding the cost of their failure to comply. The Operating Partnership is in the process of developing contingency plans should third parties with whom the Operating Partnership does significant business fail to be Year 2000 compliant.

Costs of Addressing the Operating Partnership's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Operating Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Operating Partnership's liquidity or ongoing results of operation. The costs of such assessment and remediation will be paid out of the Operating Partnerships general and administrative expenses.

Risks of the Operating Partnership's Year 2000 issues. In light of the Operating Partnership's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Operating Partnership's systems will be year 2000 compliant or that compliance will not have a material adverse effect on the Operating Partnership's future liquidity or results of operations or ability to service debt.

FUNDS FROM OPERATIONS

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by GAAP and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine months ended September 30, 1998 and 1997.

                                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                          ---------------------------------         ---------------------------------
                                          SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                          ------------         ------------         ------------         ------------
                                              1998                 1997                 1998                 1997
                                          ------------         ------------         ------------         ------------
Income before gain on the
  sale of real estate, minority
  interests and extraordinary item        $  9,998,000         $  7,899,000         $ 29,658,000         $ 20,549,000
Adjustments:
Depreciation & amortization                  5,575,000            3,555,000           15,876,000            9,863,000
Adjustment for unconsolidated
  joint ventures                               365,000              242,000            1,027,000              690,000
Non-recurring items:
  provision for litigation loss                930,000                   --              930,000                   --

Perpetual preferred distribution
  and minority interests(1)                (1,754,000)            (161,000)          (4,353,000)            (441,000)
                                          ------------         ------------         ------------         ------------
Funds from Operations                     $ 15,114,000         $ 11,535,000         $ 43,138,000         $ 30,661,000
                                          ============         ============         ============         ============
Weighted average number
  units outstanding diluted(1)              20,523,466           17,835,400           20,516,925           17,603,384
                                          ============         ============         ============         ============


(1) Includes all outstanding shares of the Company's common stock and assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of the Company's Common Stock. Also includes common stock equivalents. Minority interests have been adjusted to reflect such conversion.

The National Association of Real Estate Investment Trusts ("NAREIT"), a leading industry trade group, has approved a revised interpretation of Funds from Operations, which provides, in part, that the amortization of deferred financing costs is no longer to be added back to net income in the calculation of Funds from Operations. Consistent with the NAREIT recommendation, the Operating Partnership has adopted this new definition beginning in 1996.

PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

            A.  EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.1  $100,000,000 Promissory Note between Essex Portfolio, L.P. and Essex
      Morgan Funding Corp.

11.1  Statement regarding Computation of Earnings per Unit

12.1 Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions

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



                                       ESSEX PORTFOLIO, L.P.
                                       A California Limited Partnership

                                       By:  Essex Property Trust, Inc.
                                       Its:  General Partner


                                       /s/ Mark J. Mikl
                                       -----------------------------------------
                                           Mark J. Mikl, Controller
                                           (Authorized Officer and
                                           Principal Accounting Officer)

                                       November 13, 1998
                                       -----------------------------------------
                                       Date

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.1  $100,000,000 Promissory Note between Essex Portfolio, L.P. and Essex
      Morgan Funding Corp.

11.1  Statement regarding Computation of Earnings per Unit

12.1 Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions

27.1  Article 5 Financial Data Schedule (EDGAR Filing Only)