Form 10-K
period 1998-12-31
ESSEX PORTFOLIO LP
filed 1999-03-31
CIK 1053059

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                    ---------------------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                       or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      Commission File Number: 333-44467-01

                             ESSEX PORTFOLIO, L.P.
                             ---------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                        77-0369575
          --------                                        ----------
(State or other jurisdiction of          (I.R.S. Employer  Identification No.)
incorporation or organization)

               925 East Meadow Drive, Palo Alto, California 94303
               --------------------------------------------------
             (Address of principal executive offices)    (Zip code)

                                 (650) 494-3700
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
     None                                               None

         Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [X] Yes   [ ] No.

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 35.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held April 27, 1999.

                               TABLE OF CONTENTS
                                   FORM 10-K

PART I                                                                 Page No.

    Item 1   Business...............................................      3

    Item 2   Properties.............................................     19

    Item 3   Legal Proceedings......................................     21

    Item 4   Submission of Matters to a Vote of
             Security Holders.......................................     21

PART II

    Item 5   Market for Registrant's Common Stock
             and Related Stockholder Matters........................     22

    Item 6   Summary Financial and Operating Data...................     22

    Item 7   Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations.............................................     25

    Item 7A  Quantitative and Qualitative Disclosures
             About Market Risk......................................     33

     Item 8  Financial Statements and Supplementary
             Data...................................................     33

     Item 9  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.................     33

PART III

     Item 10  Directors and Executive Officers of the
              Registrant............................................     34

     Item 11  Executive Compensation................................     34

     Item 12  Security Ownership of Certain Beneficial
              Owners and Management.................................     34

     Item 13  Certain Relationships and Related Transactions........     34

PART IV

     Item 14  Exhibits, Financial Statements Schedules and
              Reports on Form 8-K...................................     35

     Signatures.....................................................     40

                                     PART I

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994, as to which the Company owns an approximate 89.9% general partnership interest, as of December 31, 1998 (except with regard to the section entitled "Other Matters/Risk Factors," below, wherein all references to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, and expectations as to the amount of future revenues, expenses, and uses of cash resulting from future activities including non-revenue generating capital expenditures and capital improvement projects, acquisitions and developments, the performance of existing properties and the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for the Company's dividend payments in accordance with REIT requirements, the actual cost of non-revenue generating capital expenditures and capital improvement programs will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 in this Report on Form 10-K, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results (including Funds From Operations), performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business

Description of Business
-----------------------

Essex Portfolio, L.P. (the "Operating Partnership") was formed in March 1994 and commenced operations on June 13, 1994, when the Company, the general partner of the Operating Partnership, completed its initial public offering (the "Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds from the Offering of $112.1 million were used by the Company to acquire a 77.2% interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Code") as amended.

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.9% general partnership interest and senior member of the Company's management and certain outside investors own approximately 10.1% limited partnership interest in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio consists of ownership interests in 58 properties (comprising 12,267 apartment units), 22 of which are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 15 of which are located in Northern California (the San Francisco Bay Area) and 21 of which are located in the Pacific Northwest (17 in the Seattle metropolitan area and 4 in the Portland, Oregon metropolitan area). The Operating Partnership also has ownership interests in two office buildings located in Northern California (Palo Alto), one of which houses the Operating Partnership's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," together with the Operating Partnership's 58
multifamily residential properties, the "Properties").   The Operating
Partnership also has entered into commitments for the development of 1,578 units in eight multifamily communities: four in Northern California, two in Southern California and two in the Pacific Northwest.

Business Objectives
-------------------

The Operating Partnership's primary business objective is to maximize Funds from Operations and total returns to its general and limited partners through active property and portfolio management including redevelopment of properties. The Operating Partnership's strategies include:

        . Active Property Marketing and Management. Maximize, on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management and, if applicable, redevelopment.

        . Selected Expansion of Property Portfolio. Increase, on a per share basis, cash available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located in the west coast region of the United States.

        . Optimal Portfolio Asset Allocations. Produce predictable financial performance through a portfolio asset allocation program that seeks to increase or decrease the investments in each market based on changes in regional economic and local market conditions.

        . Management of Capital and Financial Risk. Optimize the Operating Partnership's capital and financial risk positions by maintaining a conservative leverage ratio, evaluating financing alternatives on an on-going basis and minimizing the Operating Partnership's cost of capital.

Business Principles
-------------------

The Operating Partnership was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Operating Partnership seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Operating Partnership's regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree in writing. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. The Operating Partnership focuses on acquisition and development of multifamily residential communities, containing between 75 and 600 units. These types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack the Operating Partnership's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that are either inadequately capitalized or lack the professional property management expertise of the Operating Partnership.

Geographic Focus. The Operating Partnership focuses its property investments in markets that meet the following criteria:

        . Major Metropolitan Areas. The Operating Partnership focuses on metropolitan areas having a regional population in excess of one million people. Real estate markets in these areas are typically characterized by a relatively greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing the Operating Partnership's strategy of varying its portfolio in response to changing market conditions.

        . Supply Constraints. The Operating Partnership believes that properties located in real estate markets with limited development or redevelopment opportunities are well-suited to produce increased rental income. When evaluating supply constraints, the Operating Partnership reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and
              (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

        . Rental Demand Created by High Cost of Housing. The Operating Partnership concentrates on markets in which the cost of renting is significantly lower than the cost of owning a home. In such markets, rent levels are higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

        . Job Proximity. The Operating Partnership believes that most renters select housing based on its proximity to their jobs and on related commuting factors. The Operating Partnership obtains local area information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. The Operating Partnership also reviews the location of major employers relative to its portfolio and potential acquisition properties.

Following the above criteria, the Operating Partnership is currently pursuing investment opportunities in selected markets of Northern and Southern California and the Pacific Northwest.

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Operating Partnership was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Operating Partnership utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. The Operating Partnership maintains and evaluates:

        . Regional Economic Data. The Operating Partnership evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Operating Partnership's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rental price to single-family housing prices.

        . Local Market Conditions. Local market knowledge includes (i) local factors that influence whether a sub-market is desirable to tenants; (ii) the extent to which the area surrounding a property is improving or deteriorating; and (iii) local investment market dynamics, including the relationship between the value of a property and its yield, the prospects for capital appreciation and market depth.

Recognizing that all real estate markets are cyclical, the Operating Partnership regularly evaluates the results of regional economic and local market research and adjusts asset acquisitions and portfolio allocations accordingly. The Operating Partnership actively manages the allocation of assets within its portfolio. The Operating Partnership seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Operating Partnership also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although the Operating Partnership is generally a long-term investor, it does not establish defined or preferred holding periods for its Properties.

Current Business Activities
---------------------------

As of December 31, 1998, the 89.9% general partnership interest in the Operating Partnership is owned by the Company. The approximate 10.1% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Operating Partnership may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Operating Partnership does not plan to invest in any securities of other entities not engaged in real estate activities.

The Company, which includes its share of the Operating Partnership's income and expenses on its tax returns, has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes, commencing with the year ended December 31, 1994. In order to maintain compliance with REIT tax rules, the Company provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock.

The Operating Partnership owns a 1% limited partnership interest in two partnerships that acquired three retail properties from the Operating Partnership. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interests for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's common stock in satisfaction of the applicable partnership's cash redemption obligation.

In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000 units, respectively of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from these offerings were $58,275,000 and $19,500,000 respectively. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $24,375,000.

Acquisitions
------------

During 1998, the Operating Partnership acquired ownership interests in five multifamily properties consisting of 1,798 units with a total capitalized acquisition cost (including expected renovation costs and adjusted for closing costs) of approximately $166,995,000. These investments were primarily funded by sales of preferred units by the Operating Partnership, cash generated from operations, dispositions of properties and working capital. Of the five properties purchased in 1998, three properties (1,122 units) are located in Southern California and two (676 units) are located in Northern California.

Multifamily property ownership interests acquired in 1998 are as follows:

Name                                            Location                                Units                Purchase Price
                                                                                                             (in thousands)
Southern California
Mirabella                                      Newbury Park, CA                                    608                 $ 50,500
Bunker Hill                                    Los Angeles, CA                                     456                   36,523
Cochran Apartments                             Los Angeles, CA                                      58                    5,400

Northern California
Wimbledon Woods                                Hayward, CA                                         560                   44,000
Westwood                                       Cupertino, CA                                       116                   19,850
                                                                                                 -----                 --------
Total                                                                                            1,798                 $156,273
                                                                                                 =====                 ========

Dispositions
------------

In 1998, the Operating Partnership sold one Pacific Northwest multifamily property and disposed of the three Pacific Northwest retail properties for a net sales price of $26,354,000. The proceeds were used to fund acquisitions of multifamily properties.

Development
-----------

The Operating Partnership is currently developing eight development projects that are expected to have an aggregate of 1,578 multifamily units and an aggregate estimated development cost, including capitalized interest and overhead costs, of $204,700,000. Such projects are anticipated to be substantially completed during 1999.

Park @ Issaquah    This development is a 245 unit multifamily community located
---------------
in Issaquah, Washington. This Project will feature spacious units, direct access garages and specialized interior features. The community will include a pool, spa, exercise room and video theater. As of December 31, 1998, approximately 40% of the units were completed. Of the units completed, approximately 50% have been leased through December 31, 1998. The Operating Partnership expects to achieve stabilized occupancy (defined as the month in which the multifamily community has a physical occupancy of 95%) in July 1999. The project is being developed by Park Hill LLC (the "LLC"). The Operating Partnership has a 45% ownership interest in the LLC. According to the terms of the partnership agreement, the Operating Partnership is responsible for the leasing and management of the operations of the property. The Operating Partnership has the option to purchase the remaining 55% interest after August 31, 2003. The purchase price will be calculated based on operating results, as defined in the LLC agreement.

Fountain Court   This development is a 320 unit multifamily community located in
--------------
Seattle, Washington. This project offers views of downtown Seattle and Puget Sound. Unit amenities include microwaves, washer/dryers, European style cabinetry and ceramic tile entryways. This community will also offer a health club, spa, indoor lap pool, exercise room and entertainment center. The project is a six-story building and occupancy is expected to commence in April 1999. The project is being developed by Fountain Court Apartment Associates, L.P. The Operating Partnership has a 51% limited partnership interest in this entity. In accordance with the terms of the agreement, in the year 2000, the Operating Partnership has the option to purchase the remaining 49% interest for a fixed purchase price.

Hillsborough Park   This development is a 235 unit multifamily community located
-----------------
in La Habra, California. This community will offer a pool, spa, tennis courts and an exercise room. Individual units will have patios or balconies, vaulted ceilings, washer/dryers, microwave ovens and individual garages. The project consists of 15 buildings and is expected to be completed in phases starting in March 1999 through June 1999. The project is being developed solely by the Operating Partnership.

Waterford Place  This development is a 238 unit multifamily community located in
---------------
San Jose, California. This community will feature a fitness center, pool, spa, business center and gated security access. Each unit will feature fireplaces, washer/dryers, and computer workstations with dedicated, high-speed data transmission lines. In 1997, the Operating Partnership entered into a contract with an unrelated third party to purchase the development 18 months after completion, as defined in the contract. Completion is estimated to be November 1999. The unrelated third party is responsible for the development, leasing and management of the project until the Operating Partnership purchases the development.

Bel Air   This development is a 114 unit multifamily community located in San
-------
Ramon, California. This project is adjacent to The Shores property that was acquired by the Operating Partnership in 1995. The units offers direct access garages, nine-foot ceilings, individual entry and the majority of units have golf course views. The project consists of 24 buildings and is expected to be completed in phases starting in March 1999 through May 1999. Occupancy is scheduled to begin in April 1999. The project is being developed solely by the Operating Partnership.

The Carlyle   This development is a 132 unit multifamily community located in
-----------
San Jose, California. The community features a pool, spa, exercise facility, clubhouse, business center, as well as gated access and available garages. Each unit is equipped with state of the art wiring systems for today's high-tech renter, a washer/dryer and ceiling fans. In May 1998, the Operating Partnership entered into a contract with an unrelated third party to purchase the development 18 months after completion, as defined in the contract. Completion is estimated to be August 1999. The unrelated third party is responsible for the development, leasing and management of the project until the Operating Partnership purchases the development.

Marina View   This development is a 188 unit multifamily community located in
-----------
Marina del Rey, California. This project will feature controlled access underground parking, a pool, spa, fitness center, entertainment center and business center. Units will have tiled fireplaces, microwaves, washer/dryer hook-ups, ceiling fans and harbor views. The project is a single building and is expected to be completed with occupancy beginning in August 1999. This project is being developed solely by the Operating Partnership.

Station Park   This development is a 106 unit multifamily community in Walnut
------------
Creek, California. This project will offer amenities including high-speed data transmission lines and internet access, attached garages and washer/dryers. The community will also offer a pool, spa, exercise facility, business center and community room. The project is four buildings and is expected to be completed in phases from June 1999 through August 1999. This project is being developed solely by the Operating Partnership.

The Operating Partnership intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Offices and Employees
---------------------

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, West Lake Village, California and Tustin, California. As of December 31, 1998, the Operating Partnership had approximately 470 employees.

In February 1999, the Company entered into an agreement with Mr. Marcus, its Chairman, which replaces and terminates a non-competition agreement that Mr. Marcus entered into in 1994 in connection with the Company's initial public offering. Under the February 1999 agreement, Mr. Marcus must generally give the Company notice of any contract, which he or his affiliates enter into, for the purchase of a multifamily property in excess of 100 units. If the Company has submitted a written offer for the same property, then the Company at its option may require Mr. Marcus to assign his or his affiliate's contracts to the Company.

Environmental Matters
---------------------

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, or in such property. Such laws often impose such liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

All of the Properties have been subjected to preliminary environmental assessments, including a review of historical and public data ("Phase I assessments"), by independent environmental consultants. Phase I assessments generally consist of an investigation of environmental conditions at the Property, including a preliminary investigation of the site, an identification of publicly known conditions occurring at properties in the vicinity of the site, an investigation as to the presence of polychlorinated biphenyl's ("PCBs"), ACMs and above-ground and underground storage tanks presently or formerly at the sites, and preparation and issuance of written reports. As a result of information collected in the Phase I assessments, certain of the Properties were subjected to additional environmental investigations, including, in a few cases, soil sampling or ground water analysis to further evaluate the environmental conditions of those Properties.

The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon has been identified as a potential concern, the Operating Partnership has implemented remediating measures and additional testing. Based on its current knowledge, the Operating Partnership does not believe that future liabilities associated with asbestos and radon will be material. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Operating Partnership's financial condition, result of operations, or liquidity.

Certain Properties that have been sold by the Operating Partnership were identified as having potential groundwater contamination. While the Operating Partnership does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

Except with respect to one Property, the Operating Partnership has no indemnification agreements from third parties for potential environmental clean-up costs at its Properties. The Operating Partnership has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Operating Partnership. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Operating Partnership, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. The Operating Partnership has no insurance coverage for the types of environmental liabilities described above.

Insurance
---------

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. The Operating Partnership may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors:
(i) the availability of coverage on terms acceptable to the Operating Partnership, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of its Properties placed in service, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to deductibles, co-payments or losses in excess of applicable insurance, if any.

Although the Operating Partnership carries certain insurance for non-earthquake damages to its properties and liability insurance, the Operating Partnership may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage.

Competition
-----------

The Operating Partnership's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in the Operating Partnership's target markets, a prolonged economic downturn could have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

The Operating Partnership also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital
---------------

The Operating Partnership expects to meet its short-term liquidity requirements by using working capital, amounts available on lines of credit, and any portion of net cash flow from operations not required for distribution. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of distributions by the Company in accordance with REIT requirements. The Operating Partnership has credit facilities in the committed amount of approximately $110,000,000. At December 31, 1998 the Operating Partnership had an outstanding balance of $35,693,000 under these facilities.

Other Matters/Risk Factors

In this risk factors section, all references to the Company shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise.

Debt Financing

At December 31, 1998, the Company had approximately $361,515,000 of indebtedness (including $94,513,000 of variable rate indebtedness), of which $325,822,000 was secured by certain properties.

  The Company is subject to the risks normally associated with debt financing, including the following:

 . cash flow may not be sufficient to meet required payments of principal and interest;

 .  inability to refinance existing indebtedness on encumbered Properties; and

 . the terms of any refinancing may not be as favorable as the terms of existing indebtedness.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 1998, the Company had an aggregate of approximately $361,515,000 of mortgage debt and lines of credit, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and lines of credit. At December 31, 1998, these mortgages and lines of credit had the following scheduled maturity dates: 1999 - $2.4 million; 2000- $56.0 million; 2001 - $2.4 million; 2002 - $24.5 million; 2003 - $30.1 million,
2004 and thereafter - $246.1 million. As a result, the Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to re-finance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

Risk Of Rising Interest Payments

At December 31, 1998, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from

2014 through 2026) and $35,693,000 of variable rate indebtedness under its line of credit bearing interest at 1.15% over LIBOR (which matures in 2000). Although approximately $29,220,000 of the $58,820,000 long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

Risk That Interest Rate Hedging Arrangements Cannot Be Refinanced Or Replaced

The Company has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Company when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Company will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on our investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company policy is to enter into hedging arrangements only with large financial institutions that maintain an investment grade credit rating.

Acquisition Activities: Risks That Acquisitions Will Fail To Meet Expectations

The Company intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of the costs of improvements necessary to allow the Company to market an acquired property as originally intended may prove to be inaccurate. In addition, the Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Company may not be able to refinance our existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

Risks That Development Activities Will Be Delayed Or Not Completed

The Company pursues multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Company's development activities generally entail certain risks, including the following:

 .  funds may be expended and management's time devoted to projects that may not be completed;
 .  construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
 .  development projects may be delayed due to, among other things, adverse weather conditions;
 .  occupancy rates and rents at a completed project may be less than anticipated; and
 .  expenses at a completed development may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company's stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. See "--Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

The Geographic Concentration Of The Properties And Fluctuations In Local Market May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 1998, were derived from Properties concentrated in the San Francisco Bay Area, the Seattle metropolitan area, Southern California and the Portland metropolitan area. As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

Competition In The Multifamily Residential Market May Adversely Affect Operations And The Rental Demand For the Company's Properties

There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. These include other multifamily rental apartments and single family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. In addition, other competitors for development and acquisitions of properties may have greater resources than the Company. If the demand for the Company's Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the financial condition and results of operations of the Company.

The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than the Company. This competition may result in increased costs of properties the Company acquires and/or develops.

Debt Financing On Properties May Result In Insufficient Cash Flow

Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 1998, the Company had 33 properties encumbered by debt. Of the 33 properties, 18 are secured by deeds of trust relating solely to those properties, with respect to the remaining 15 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively, and the Company's $10 million line of credit is secured by one property. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

Increase In Dividend Requirements As A Result Of The Convertible Preferred Stock, Series B Preferred Stock, And Series C Preferred Stock May Lead to a Possible Inability To Sustain Dividends

In 1996, the Company sold $40.0 million of its 8.75% convertible preferred stock, Series 1996A (the "Convertible Preferred Stock") at $25.00 per share to Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.). Westbrook Real Estate Fund, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. are collectively referred to herein as "Westbrook. On January 6, 1999, these entities converted 87,500 shares of the Convertible Preferred Stock into 100,000 shares of Common Stock and they presently own 1,512,500 shares of Convertible Preferred Stock. The Company has filed a registration statement covering Tiger/Westbrook's resale of all shares of common stock issuable upon conversion of the Convertible Preferred Stock and the registration statement was declared effective by the Securities and Exchange Commission in December 1998.

On February 6 and April 20, 1998, the Operating Partnership completed the private placement of a total of 1,600,000 units of 7.875% Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor. The Series B Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after February 6, 2008 (or earlier under certain circumstances) for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). The Operating Partnership may redeem the Series B Preferred Units on or after February 6, 2003. Also, on November 24, 1998, the Operating Partnership completed the private placement of 500,000 units of 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor. The Series C Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after November 24, 2008 (or earlier under certain circumstances) for shares of the Company's 9 1/8% Series C Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series C Preferred Stock"). The Operating Partnership may redeem the Series C Preferred Units on or after November 24, 2003.

The cash dividends payable on the Convertible Preferred Stock substantially increase the cash that must be paid out before dividends may be paid on the Common Stock. Dividends may be paid on shares of Common Stock in any fiscal quarter only if full, cumulative cash dividends have been paid on all shares of Convertible Preferred Stock in the annual amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price), or (ii) the dividends (on an as-converted basis) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock.

Further, if any of the Series B Preferred Units are exchanged for shares of Series B Preferred Stock, the holders of Series B Preferred Stock will be entitled to receive cumulative preferential cash distributions equal to $3.9375 (7.875% of the $50.00 liquidation preference) per share of Series B Preferred Stock. For any period of time that any Series B Preferred Stock is outstanding, no distribution may be authorized, declared or paid on the Common Stock or any class or series of other stock of the Corporation ranking junior to the Series B Preferred Stock unless all distributions accumulated on all Series B Preferred Stock have been paid in full. Also, if any of the Series C Preferred Units are exchanged for shares of Series C Preferred Stock, the holders of Series C Preferred Stock will be entitled to receive cumulative preferential cash distributions equal to $4.5625 (9.125% of the $50.00 liquidation preference) per share of Series C Preferred Stock. For any period of time that any Series C Preferred Stock is outstanding, no distribution may be authorized, declared or paid on the Common Stock or any class or series of other stock of the Corporation ranking junior to the Series C Preferred Stock unless all distributions accumulated on all Series C Preferred Stock have been paid in full. The dividends payable on the Series B Preferred Stock and Series C Preferred Stock would further increase the cash that must be paid out before dividends may be paid on the Common Stock.

The 1,512,500 outstanding shares of Convertible Preferred Stock Series 1996A are convertible at the option of the holder into shares of Common Stock. If, after June 20, 2001, the Company requires a mandatory conversion of all of the Convertible Preferred Stock, each of the holders of the Convertible Preferred Stock may cause the Company to redeem any or all of their shares of Convertible Preferred Stock. Such a redemption would decrease the amount of cash available to pay cash dividends on the Common Stock. When there ceases to be in excess of 40,000 shares of Convertible Preferred Stock outstanding, we may purchase all of the outstanding shares of Convertible Preferred Stock from the holders.

If the Company wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. The Company's ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired in the future.

The Company's ability to pay dividends on the Company's stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either

 . the Company would not be able to pay its indebtedness as it becomes due in the usual course of business; or

 .  the Company's total assets would be less than its total liabilities.

If the Company cannot pay dividends on its stock, it's status as a real estate investment trust may be jeopardized.

Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Founders") who as of December 31, 1998 owned approximately 10.1% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.1% limited partnership interests held by the Founders in the Operating Partnership is exchangeable for an aggregate of 1,873,473 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at our option, for 779,400 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock. In addition, the holders of the Convertible Preferred Stock have preemptive rights to purchase a pro rata share of shares of Common Stock that may be offered in the future. These preemptive rights could have a material adverse effect on the market price for the shares of Common Stock.

Conversion Of The Convertible Preferred Stock May Lead to Substantial Dilution To The Holders Of Common Stock

The shares of Convertible Preferred Stock are convertible, at the option of the holders, into the number of shares of Common Stock that is determined based on the number and price of common shares issued. As of December 31, 1998, the then conversion price was $21.875 per share and, therefore, each share of Convertible Preferred Stock was convertible into approximately 1.14 shares of Common Stock. All the shares issuable upon conversion of all of the Convertible Preferred

Stock are covered by an existing shelf registration statement, which would allow such shares to be resold into the public market. In order to protect the holders of the Convertible Preferred Stock against dilution, the conversion price may be reduced in certain circumstances, including if Common Stock is issued at a price below the conversion price. Such reduction in the conversion price could increase the dilution to holders of shares of Common Stock if and when the Convertible Preferred Stock is converted into shares of Common Stock. The proportionate ownership, voting power and earnings per share of the holders of Common Stock could be substantially diluted in the event that a substantial number of additional shares of Common Stock and/or Preferred Stock are issued, either upon conversion of the Convertible Preferred Stock, in connection with future acquisitions or otherwise.

Concentration Of Voting Power And Consent Requirements Of The Holders Of the Convertible Preferred Stock May Be Detrimental To Holders of Common Stock

As of December 31, 1998, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,953,187 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 10.5% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions.

The holders of the Convertible Preferred Stock have certain consent rights to actions the Company may take. The Company may not, among other things, make certain revisions to its corporate structure and operations, without the approval of holders of two-thirds of the outstanding shares of Convertible Preferred Stock, voting as a separate class. This includes (i) revisions that would affect the rights, priority and preferences of the Convertible Preferred Stock, (ii) the merger or consolidation of the Company or the Operating Partnership with another entity, (iii) the sale of all or substantially all of the Company's assets, (iv) changing the geographic concentration of the portfolio of Properties, and (v) undergoing a change in control of either the Company or the Operating Partnership.

The Company's Charter provides that the holders of the Convertible Preferred Stock, voting as a class, have the right to elect one member of the Board of Directors. The holders of the Convertible Preferred Stock elected Gregory J. Hartman to the Board of Directors. Mr. Hartman is a managing principal of Westbrook Real Estate Partners, L.L.C., the managing member of the sole general partner of Westbrook.

Under certain circumstances, the holders of the Convertible Preferred Stock will be entitled to elect up to four additional directors. Such circumstances include the Company's failure to pay quarterly dividends on the Convertible Preferred Stock for four quarters and the breach of certain provisions of the Charter and bylaws affecting the holders of the Convertible Preferred Stock. Moreover, the Company may not authorize or create any class or series of stock that ranks equal or senior to the Convertible Preferred Stock with respect to (i) the payment of dividends or (ii) amounts upon liquidation, dissolution or winding up without the consent of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock, voting separately as a single class. The interests of the holders of the Convertible Preferred Stock, and indirectly the director or directors elected by the holders of the Convertible Preferred Stock, may differ from or conflict with the interests of the holders of Common Stock.

In addition, upon conversion of the Convertible Preferred Stock into shares of Common Stock, the holders of Convertible Preferred Stock would hold approximately 8.9% of all outstanding shares of Common Stock (assuming exchange of all partnership interests in the Operating Partnership into shares of Common Stock), assuming that such conversion took place on December 31, 1998. Consequently, upon such conversion, the holders of Convertible Preferred Stock would, as a class, be the second largest stockholder in the Company and could have considerable influence with respect to the election of directors and the approval or disapproval of significant corporate actions.

In view of the substantial influence of the holders of the Convertible Preferred Stock over the Company's affairs, it should be noted that interests of the holders of the Convertible Preferred Stock do not necessarily coincide with those of the holders of the Common Stock. Therefore, actions by the holders of the Convertible Preferred Stock will not necessarily be in the best interests of the holders of Common Stock.

Certain Voting Rights Of The Series B Preferred Stock And Series C Preferred
Stock

In general, the holders of the Series B Preferred Stock and Series C Preferred Stock do not have any voting rights. However, if full distributions are not made on any Series B Preferred Stock or Series C Preferred Stock for six quarterly distribution periods, the holders of Series B Preferred Stock or Series C Preferred Stock (as applicable) who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the Series B Preferred Stock and/or Series C Preferred Stock have been paid in full. At that time, the holders of the

Series B Preferred Stock and/or Series C Preferred Stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

In addition, the Company may not authorize or create any class or series of stock that ranks senior to the Series B Preferred Stock or Series C Preferred Stock with respect to (1) the payment of dividends, (2) rights upon liquidation, dissolution or winding-up of the Company, or amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock or Series C Preferred Stock (as applicable) each voting separately as a single class. Also, while any shares of the Series B Preferred Stock or Series C Preferred Stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) a transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of the Series B Preferred Stock and Series C Preferred Stock, each voting separately as a class, unless the transaction meets certain criteria.

Exemption Of Westbrook and George Marcus From The Maryland Business Combination Law May Allow Certain Transactions Between The Company And Westbrook And/Or George Marcus To Proceed Without Compliance With Such Law

The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between the Company and an interested stockholder unless the Board of Directors approved the transaction prior to the party becoming an interested stockholder. The five year period runs from the most recent date on which the interested stockholder became an interested stockholder. The law also requires a supermajority stockholder vote for such transactions after the end of the five year period. This means that the transaction must be approved by at least:

 .  80% of the votes entitled to be cast by holders of outstanding voting shares;
   and

 . 66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company with Westbrook and its affiliates from the "business combination" provision of the Maryland General Corporation Law. In addition, the Board of Directors similarly exempted George
M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and either Westbrook (or its affiliates), Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Westbrook (or its affiliates) or Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Influence of Executive Officers, Directors And Significant Stockholders

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions in the Company, the Company's directors and executive officers, including Messrs. Marcus and Millichap, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders of the Company.

Anti-Takeover Provisions Contained In The Operating Partnership Agreement, Charter, Bylaws, The Convertible Preferred Stock And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 1998, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and to set the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. The Company must obtain the approval of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock in order to authorize, create or issue any class or series of stock that ranks equal or senior to the Convertible Preferred Stock. Although the Company has no intention to issue any additional shares of Convertible Preferred Stock or other preferred stock at the present time, the Company may, subject to the consent of the holders of Convertible Preferred Stock, establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

The Company's charter, as well as its stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control of the Company that might be in the best interest of the Company's stockholders. The Company's stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders. Also, the Bylaws may be amended by the Board of Directors (subject to the consent of the holders of the Convertible Preferred Stock in certain circumstances) to include provisions that would have a similar effect, although the Company presently has no such intention. The Charter provides that the Company must obtain the approval of the holders of the Convertible Preferred Stock holding two-thirds of the outstanding shares of Convertible Preferred Stock before the Company or the Operating Partnership may merge or consolidate with any other entity or sell all or substantially all of the assets. Also, the terms of the Convertible Preferred Stock require that the Company must obtain the approval of the holders of more than 50% of the outstanding shares of Convertible Preferred Stock before undergoing a change in control (as defined in the Charter). Additionally, the Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% percent in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of Common Stock and limit the opportunity for stockholders to receive a premium for their shares of Common Stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the provisions of the Bylaws may be amended or eliminated by the Board of Directors at any time in the future, provided that it obtains the approval of the holders of two-thirds of the outstanding shares of the Convertible Preferred Stock. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the stock or otherwise be in the best interests of its stockholders.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 1998, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. The tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code of 1986, as amended, also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

Adverse Effect To Property Income And Value Due To General Real Estate Investment Risks

Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and ability to make distributions to stockholders will be adversely affected. The performance of the economy in each of the areas in which the Properties are located affects occupancy, market rental rates and expenses. Consequently, the income from the Properties and their underlying values may be impacted. The financial results of major local employers may have an impact on the cash flow and value of certain of the Properties as well.

  Income from the Properties may be further adversely affected by, among other things, the following factors:

 .  the general economic climate;

 . local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space;

 .  the attractiveness of the Properties to tenants;

 .  competition from other available space;

 .  the Company's ability to provide for adequate maintenance and insurance;

 .  increased operating expenses.

Also, as leases on the Properties expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, the Company's ability to vary its portfolio promptly in response to changes in economic or other conditions may be adversely affected.

Joint Ventures And Joint Ownership Of Properties And Partial Interests In Corporations And Limited Partnerships Could Limit the Company's Ability To Control Such Properties And Partial Interests

Instead of purchasing properties directly, the Company has invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company's business interests or goals, or be in a position to take action contrary to the Company's instructions or requests, or to Company policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient control of any joint venture to achieve its objectives, the Company may be unable to take action without the Company's joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner's share of joint venture liabilities.

From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.

Investments In Mortgages

The Company may invest in mortgages, in part as a strategy for ultimately acquiring the underlying property. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

 .  that the value of mortgaged property may be less than the amounts owed;

 . that interest rates payable on the mortgages may be lower than the Company's cost of funds; and

 . in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and the Company's ability to make expected dividends to stockholders could be adversely affected.

Possible Environmental Liabilities

Under various federal, state and local laws, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The presence of these substances, or the failure to properly clean them up, may adversely affect the owner's or operator's ability to sell or rent the property. It may also limit the ability to borrow money using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or clean-up of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injuries associated with asbestos-containing materials. Therefore, in connection with the ownership, operation, financing, management and development of real properties, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs. The Company may also be subject to governmental fines and costs related to injuries to persons and property.

General Uninsured Losses

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. Further, certain of the Properties are located in areas that are subject to earthquake activity. Although the Company has obtained certain limited earthquake insurance coverage, should a Property sustain damage as a result of an earthquake, the Company may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses.

Changes In Real Estate Tax And Other Laws

Generally the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect the funds from operations and the ability to make distributions to stockholders.

Changes In Financing Policy; No Limitation On Debt

The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt- to-total-market-capitalization is as follows:

     total property indebtedness
     --------------------------------   =    debt-to-total-market-capitalization
     total property indebtedness +
     total equity market capitalization

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the conversion of all shares of Convertible Preferred Stock into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 33.7% as of December 31, 1998.

The Company's organizational documents and the organizational documents of the Operating Partnership do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Operating Partnership regarding indebtedness. If these policies were changed, the Company and the Operating Partnership could incur more debt, resulting in an increased risk of default on the Company obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. Such increased debt could exceed the underlying value of the Properties.

Failure To Qualify As A Real Estate Investment Trust

The Company has operated as a qualified real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. Although the Company believes that it has operated in a manner which satisfies the real estate investment trust qualification requirements, no assurance can be given that the Company will continue to do so. A real estate investment trust is generally not taxed on its net income distributed to its stockholders. It is required to distribute at least 95% of its taxable income to maintain qualification as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under the highly technical and complex Internal Revenue Code of 1986, as amended, provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control.

If the Company fails to qualify as a real estate investment trust in any taxable year, it would generally be subject to federal and state income tax (including any applicable alternative minimum tax) at corporate rates on its taxable income for such year. Moreover, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a real estate investment trust for the four taxable years following the year of disqualification. This treatment would reduce net earnings available for investment or distribution to stockholders because of the additional tax liability for the years involved. In addition, distributions would no longer be required to be made.

Other Matters

Certain Policies of the Operating Partnership
---------------------------------------------

The Operating Partnership intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Operating Partnership has in the past four years and may in the future (i) issue securities senior to the Company's Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of the Company's Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Operating Partnership from time to time acquires partnership interests in partnerships, either directly or indirectly through subsidiaries of the Operating Partnership, when such partnership's underlying assets are real estate. In general, the Operating Partnership does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

The Operating Partnership primarily invests in multifamily properties in the Southern California area, San Francisco Bay Area, Seattle metropolitan area and the Portland, Oregon metropolitan area. The Operating Partnership currently intends to continue to invest in multifamily properties in such regions, but may change such policy.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors of the Company.

Item 2. Properties

Portfolio Overview
------------------

The Operating Partnership's property portfolio (including partial ownership interests) consists of the following 63 Properties: 58 multifamily residential Properties containing 12,267 apartment units, two office buildings, one of which houses the Operating Partnership's headquarters, with approximately 62,000 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco bay area), Southern California and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership's multifamily Properties accounted for approximately 97 % of the Operating Partnership's revenues for the year ended December 31, 1998. The 58 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1998 of approximately 96 %. As of December 31, 1998, the two office buildings had an occupancy rate (based on leased and occupied square footage) of 100% and the three retail centers had an occupancy rate of 98%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on " Physical Occupancy " which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

For the year ended December 31, 1998, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties
----------------------------------

These Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two- and three-story buildings situated on three to fifteen acres of land. The multifamily properties have on average 211 units, with a mix of studio, one-, two- and some three-bedroom units. A wide variety of amenities are available at each apartment community, including swimming pools, clubhouses, covered parking, and cable television. Many Properties offer additional amenities, such as fitness centers, volleyball and playground areas, tennis courts and wood-burning fireplaces.

Most of the multifamily Properties are designed for and marketed to people in white-collar or technical professions. The Operating Partnership selects, trains and supervises a full team of on-site service and maintenance personnel. The Operating Partnership believes that its customer-service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings
----------------

The Operating Partnership's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997 and relocated its corporate headquarters to approximately 15,400 square feet of this building in March 1998. The remaining 2,000 square feet is leased to an unrelated third party tenant.

The Operating Partnership also owns a prepaid ground leasehold interest in its office building at 777 California Avenue in the Stanford Research Park in Palo Alto, California. This building has approximately 45,000 rentable square feet of space and is a multi-tenant, one-story office building. The Marcus & Millichap Company (an affiliate of Mr. Marcus, the Company's chairman) occupies approximately 23,000 square feet and the remaining two tenants occupy approximately 22,000 square feet. The ground lease for this building is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.

The following tables describe the Operating Partnership's Properties as of December 31, 1998. The first table describes Operating Partnership's multifamily residential Properties and the second table describes Operating Partnership's Commercial Properties.

                                                                 Rentable
                                                                  Square    Year     Year
Multifamily Residential                 Location        Units    Footage    Built  Acquired  Occupancy(2)
Properties (1)
--------------------------------------------------------------------------------------------------------
Northern California
Bristol Commons (3)               Sunnyvale, CA            188     142,668   1989      1995           98%
Eastridge                         San Ramon, CA            188     174,104   1988      1996           97%
Foothill Gardens                  San Ramon, CA            132     155,100   1985      1997           96%
Marina Cove(4)                    Santa Clara, CA          292     250,294   1974      1994           98%
Oak Pointe                        Sunnyvale, CA            390     294,180   1973      1988           98%
Plumtree                          Santa Clara, CA          140     113,260   1975      1994           97%
The Shores (3)                    San Ramon, CA            348     275,888   1988      1995           97%
Stevenson Place                   Fremont, CA              200     146,296   1971      1982           95%
Summerhill Commons                Newark, CA               184     139,012   1987      1987           97%
Summerhill Park                   Sunnyvale, CA            100      78,584   1988      1988           97%
Treetops (3)                      Fremont, CA              172     131,270   1978      1996           98%
Twin Creeks                       San Ramon, CA             44      51,700   1985      1997           96%
Westwood (3)                      Cupertino, CA            116     135,288   1963      1998           92%
Wimbledon Woods                   Hayward, CA              560     462,400   1975      1998           97%
Windsor Ridge                     Sunnyvale, CA            216     161,892   1989      1989           96%
                                                        ------  ----------                        -------
                                                         3,270   2,711,936                            97%
Pacific Northwest
Seattle, Washington
Metropolitan Area
Anchor Village (5)                Mukilteo, WA             301     245,928   1981      1997           94%
Bridle Trails (3)                 Kirkland, WA              92      73,448   1986      1997           98%
Brighton Ridge                    Renton, WA               264     201,300   1986      1996           94%
Castle Creek                      Newcastle, WA            216     191,935   1997      1997           92% (11)
Emerald Ridge                     Bellevue, WA             180     144,036   1987      1994           98%
Evergreen Heights                 Kirkland, WA             200     188,340   1990      1997           95%
Foothill Commons (3)              Bellevue, WA             360     288,317   1978      1990           95%
Inglenook Court                   Bothell, WA              224     183,624   1985      1994           96%
Laurels at Mill Creek             Mill Creek, WA           164     134,360   1981      1996           96%
Maple Leaf (3)                    Seattle, WA               48      35,584   1986      1997           96%
The Palisades (3)                 Bellevue, WA             192     159,792   1977      1990           97%
Sammamish View                    Bellevue, WA             153     133,590   1986      1994           96%
Spring Lake (3)                   Seattle, WA               69      42,325   1986      1997           97%
Stonehedge Village (3)            Bothell, WA              196     214,872   1986      1997           91%
Wandering Creek                   Kent, WA                 156     124,366   1986      1995           92%
Wharfside Pointe                  Seattle, WA              142     119,290   1990      1994           97%
Woodland Commons (3)              Bellevue, WA             236     172,316   1978      1990           95%
Pacific Northwest
Portland, Oregon Metropolitan
Area
Jackson School Village(8)         Hillsboro, OR            200     196,896   1996      1996           84%
Landmark                          Hillsboro, OR            285     282,934   1990      1996           93%
Meadows at Cascade Park           Vancouver, WA            198     199,377   1989      1997           91%
Village at Cascade Park           Vancouver, WA            192     178,144   1989      1997           88%
                                                        ------  ----------                        -------
                                                         4,068   3,510,774                            94%
Southern California
The Bluffs II (6)                 San Diego, CA            224     126,744   1974      1997           98%
Bunker Hill (3)                   Los Angeles, CA          456     346,672   1968      1998           97%
Camarillo Oaks (3)                Camarillo, CA            564     459,072   1985      1996           97%
Casa del Mar                      Pasadena, CA              96      61,308   1972      1997           97%
Casa Mango (6)                    Del Mar, CA               96      88,112   1981      1997           97%
Cochran Apartments                Los Angeles, CA           58      51,468   1989      1998           96%
Highridge (5)                     Rancho Palos, CA         255     290,250   1972      1997           95%
Huntington Breakers (3)           Huntington Beach, CA     342     241,763   1984      1997           97%
Kings Road                        Los Angeles, CA          196     132,112   1979      1997           97%
Meadowood (3)                     Simi Valley, CA          320     264,568   1986      1996           97%
Mirabella                         Newbury Park, CA         608     521,968   1973      1998           92%
Park Place                        Los Angeles, CA           60      48,000   1988      1997           96%
Pathways(7)                       Long Beach, CA           296     197,720   1975      1991           96%
Riverfront (6)                    San Diego, CA            229     231,006   1990      1997           97%
Tara Village                      Tarzana, CA              168     173,600   1972      1997           97%
Trabuco Villas                    Lake Forest, CA          132     131,032   1985      1997           96%
Villa Rio Vista                   Anaheim, CA              286     242,410   1968      1985           94%
Villa Scandia                     Ventura, CA              118      71,160   1971      1997           97%
Village Apartments                Oxnard, CA               122     122,120   1974      1997           98%
Wilshire Promenade                Fullerton, CA            128     108,470   1992      1997           97%

Windsor Court                     Los Angeles, CA           58      46,600   1988      1997           96%
Windsor Terrace                   Pasadena, CA             117      74,475   1972      1997           97%
                                                        ------  ----------                        -------
                                                         4,929   4,030,630                            96%
                                                        ------  ----------

 Total/Weighted Average                                 12,267  10,253,340                            96%
                                                        ======  ==========


                                                         Number       Rentable        Year       Year
           Property Name(1)               Location     of Tenants  Square Footage     Built    Acquired  Occupancy(2)
--------------------------------------------------------------------------------------------------------------------
Office Buildings
777 California Avenue (9)               Palo Alto, CA           3          44,827       1988 (10)  1986          100%
925 East Meadow Drive                   Palo Alto, CA           2          17,404       1984       1997          100%
                                                                --         -------                                ---
  Total Office Buildings                                        5          62,231                                100%

Shopping Centers
Canby Square (5)                          Canby, OR            17         102,403       1976       1990           96%
Powell Villa Center (5)                 Portland, OR           14          63,645       1959       1990           98%
Garrison Square (5)                     Vancouver, WA           8          69,790       1962       1990          100%
                                                               --         -------                                ---
   Total Shopping Centers                                      39         235,838                                 98%
                                                               --         -------
                                                               44         298,069
                                                               ==         =======

(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1998; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1998.
(3) This Property is owned by a single asset limited partnership in which the Operating Partnership has a minimum 99.0% limited partnership interest.
(4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(5) The Operating Partnership has a 1.0% limited partnership interest in this property.
(6) The Operating Partnership has an 84.0% limited partnership interest in this property.
(7)  The Operating Partnership has a 69.3% ownership interest in this property
(8)  The Operating Partnership has a 49.9% ownership interest in this property.
(9) The Operating Partnership owns a ground leasehold interest in the building and the land on which the building is located. The ground lease is prepaid until its expiration in 2054, and, unless the lease is extended, the land, together with all improvements thereon, will revert to the owner in 2054.
(10) Represents a major renovation completion date.
(11) This property was in lease-up during the first three quarters of 1998. Occupancy rate represents Financial Occupancy for the property for the fourth quarter of 1998.

Item 3. Legal Proceedings

Neither the Operating Partnership nor any of the Properties is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is there any material litigation threatened against Essex or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Operating Partnership's financial position results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                    Part II

Item 5. Recent Sales of Unregistered Securities

In January 1998, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and the Operating Partnership, as special limited partner, entered into (a) a First Amended and Restated Agreement of Limited Partnership of Western-Las Hadas Investors, and
(b) a Second Amended and Restated Agreement of Limited Partnership of Western-Seven Trees Investors (collectively, the "Las Hadas Partnerships") pursuant to which the existing Las Hadas Partnerships were reorganized for the purpose of acquiring the properties owned by the Las Hadas Partnerships. In connection with the reorganization, 268,631 units of limited partnership interest ("Units") in the Las Hadas Partnerships were issued to the existing partners of the Las Hadas Partnerships, all of whom the Operating Partnership believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act. Under the terms of the agreements of limited partnership of these Partnerships, holders of Units have the right to require the applicable partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act.

In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000, respectively, of its 7.875% Series B Preferred Limited Partnership Units (the "Series B Preferred Units"), to an institutional investor in return for a total contribution to the Operating Partnership of $80 million. The Series B Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time for shares of the Company's 7.875% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series B Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series B Preferred Stock will have certain rights to cause the Company to register such shares of Series B Preferred Stock. The Series B Preferred Units were issued by the Operating Partnership in a privately negotiated transaction to an accredited, institutional investor in reliance on the exemption provided by Section 4(2) of the Securities Act. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit for a contribution of $25 million. The Operating Partnership utilized the net proceeds from these sales to reduce the Operating Partnership's outstanding lines of credit balances.

Item 6.  Summary Financial and Operating Data

The following tables set forth summary financial and operating information (i) for the Operating Partnership from June 13, 1994 (completion of the Company's
IPO) through December 31, 1998, and (ii) on a pro forma basis for the Operating Partnership for the year ended December 31, 1994. The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operation of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994: (i) the IPO was completed, (ii) the Company qualified as a REIT, (iii) the Operating Partnership used the net proceeds from the IPO and the debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO, and (iv) Essex Management Corporation (''EMC'') was formed and certain property and asset management contracts were assigned to EMC (such pro forma adjustments, the IPO Pro Forma Adjustments'').

The pro forma financial and operating information should not be considered indicative of actual results that would have been achieved had the transactions occurred on the dates or for the periods indicated and do not purport to indicate results of operations as of any future date or for any future period. The following table should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and with all of the financial statements and notes thereto.

                                              Year          Year       Year       Year       June 13,       Pro forma       Jan.1,
                                             ended         ended      ended      ended        1994-        Year ended        1994-
                                            Dec. 31,      Dec. 31,   Dec. 31,   Dec. 31,     Dec. 31,       Dec. 31,        June 12,

                                              1998          1997       1996       1995         1994           1994(1)         1994
                                            -------       --------   -------    -------      -------       ----------       --------
                                            (Dollars in thousands, except per share amounts)
OPERATING DATA:
Revenues
  Rental................................... $ 119,397    $  79,936   $  47,780  $  41,640    $  19,499     $  34,154      $  12,742
  Other property income....................     2,645        1,464         756        702          376           633          1,794
  Interest and other income................     3,217        3,169       2,157      1,598          538         1,206            275
                                             --------    ---------   ---------  ---------    ---------     ---------      ---------
     Total revenues........................   125,259       84,569      50,693     43,940       20,413        35,993         14,811
EXPENSES
  Property operating expenses..............    37,933       25,826      15,505     13,604        6,452        11,414          4,267
  Depreciation and amortization............    21,948       13,992       8,855      8,007        4,030         7,047          2,598
  Amortization of deferred financing costs.       718          509         639      1,355          773         1,407             96
  General and administrative...............     3,765        2,413       1,717      1,527          457           804            306
  Property and asset management............         -            -           -          -            -             -            974
  Other expenses...........................       930          138          42        288            -             -            314
  Interest.................................    19,374       12,659      11,442     10,928        4,304         7,086          5,924
                                             --------    ---------   ---------  ---------    ---------     ---------      ---------
     Total expenses........................    84,668       55,537      38,200     35,709       16,016        27,758         14,479
                                             --------    ---------   ---------  ---------    ---------     ---------      ---------
  Income before gain on sales, minority
  interests, provision for income taxes
  and extraordinary item...................    40,591       29,032      12,493      8,231        4,397         8,235            332
  Gain on sales of real estate.............         9        5,114       2,477      6,013            -             -              -
  Minority interests.......................      (462)        (463)       (386)      (352)        (164)         (298)          (134)

  Provision for income taxes...............         -            -           -          -            -             -           (267)

  Extraordinary item-loss on early
  extinguishment of debt...................    (4,718)        (361)     (3,441)      (154)           -             -              -
                                             --------    ---------   ---------   --------     --------      --------        -------
Net Income................................. $  35,420    $  33,322   $  11,143   $ 13,738     $  4,233      $  7,937        $   (69)
                                             ========    =========   =========   ========     ========      ========        =======
Net income per unit - diluted (2).......... $    1.41    $    1.94   $    1.15   $   1.69     $      -      $      -        $     -
                                             ========    =========   =========   ========     ========      ========        =======
   Weighted average common units
   outstanding - diluted (in thousands)....    18,682       17,149       9,203      8,130        8,130         8,130              -

                                                                                       As of December 31,
                                                                 --------------------------------------------------------------
                                                                    1998          1997         1996        1995          1994
                                                                 ---------     ---------    ---------   ---------     ---------
BALANCE SHEET DATA:

 Investment in real estate (before accumulated depreciation)...  $ 889,964     $ 730,987    $ 393,809   $ 284,358     $ 282,344
 Net investment in real estate.................................    875,978       702,716      354,715     244,077       248,232
 Real estate under development.................................     53,213        20,234            -           -             -
 Total assets..................................................    931,796       738,835      417,174     273,660       269,065
 Total property indebtedness...................................    361,515       276,597      153,205     154,524       150,019
 Partners' capital.............................................    517,281       424,402      247,046     109,941       109,904

                                                   Year        Year          Year         Year         June 13,           Pro Forma
                                                  ended        ended        ended        ended           1994-           Year ended
                                                 Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,       Dec. 31,           Dec. 31,
                                                   1998         1997         1996         1995           1994             1994 (1)
                                                 -------      -------      -------      -------        -------           ----------

OTHER DATA:
Debt service coverage ratio(3).................      4.3x         4.4x         2.9x         2.6x           3.1x                3.4x
Gross operating margin(4)......................       68%          68%          68%          67%            67%                 67%
Average same-property monthly rental rate
 per apartment unit (5) (6).................... $    944    $     852    $     798    $     749      $     715            $      -
Average same-property monthly operating
 expenses per apartment unit (5) (7)........... $    256    $     257    $     248    $     241      $     234            $      -
 Total multifamily units (at end of period)....   12,267       10,700        6,624        4,868          4,410               4,410
Multifamily residential property occupancy
 rate(8).......................................       96%          96%          97%          97%            96%                 96%
Total properties (at end of period)............       63           59           36           30             29                  29

(1) The unaudited pro forma financial and operating information for the year ended December 31, 1994 is based on the ownership and operations of the 23 properties owned at the time of the Company's initial public offering (the "IPO") (including the properties acquired as of the IPO) combined with the financial and operating information of EPC and is presented as if the following had occurred on January 1, 1994; (i) the IPO was completed (ii) Essex qualified as a REIT (iii) the Company used the net proceeds from the IPO and debt incurred in connection with the IPO to fund a series of asset acquisitions and mortgage repayments in connection with the IPO and (iv) EMC was formed and certain property and asset management contracts were assigned to it.

(2) Per share amounts are presented only for the periods subsequent to June 13, 1994 and the pro forma 1994 period and are based upon respective amounts divided by the weighted average outstanding shares on the applicable dates.

(3) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(4) Gross operating margin represents rental revenues less property operating expenses, exclusive of depreciation and amortization divided by rental revenues.

(5) Same-property apartment units are those units that the Operating Partnership has owned for the entire two years ended as of the end of the period set forth.

(6) Average same-property monthly rental rate per apartment unit represents total scheduled rent for the same-property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(7) Average same-property monthly expenses per apartment unit represents total monthly operating expenses, exclusive of depreciation and amortization, for the same-property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(8) Occupancy rates are based on Financial Occupancy, (which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rates for the period in question), during the period presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 1998. 1997 and 1996. The information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Operating Partnership holds, directly or indirectly, substantially all of the Company's assets and conducts substantially all of the Company's operations. The Company is the sole general partner of the Operating Partnership and as of December 31, 1998, 1997 and 1996 owned an 89.9%, 89.9% and 86.2% general partnership interest in the Operating Partnership, respectively.

General Background

The Operating Partnership's revenues are generated primarily from multifamily property operations, which accounted for 97%, 96%, and 96% of the Operating Partnership's revenues for the years ended December 31, 1998, 1997, and 1996, respectively. The Operating Partnership's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). Occupancy levels of the multifamily properties in these markets have averaged over 95% for the last five years.

Since the Operating Partnership began operations in 1994, the Operating Partnership has acquired ownership interests in 48 multifamily residential properties and its headquarters building, of which 11 are located in Northern California, 21 are located in Southern California, 16 are located in the Seattle Metropolitan Area and one is located in the Portland Metropolitan Area. In total, these acquisitions consist of 9,498 units with total capitalized acquisition costs of approximately $716.7 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

The Operating Partnership has committed approximately $204,700,000 relating to eight development projects which are expected to contain an aggregate of 1,578 multifamily units and to be completed during 1999.

Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. Average financial occupancy rates of the Operating Partnership's multifamily properties on a same-property basis decreased to 96.2% for the year ended December 31, 1998 from 96.6% for the year ended December 31, 1997. The regional breakdown of financial occupancy on a same-property basis for the years ended December 31, 1998 and 1997 are as follows:


                       December 31,   December 31,
                           1998           1997
                       -------------  -------------

Northern California            96.9%          97.1%
Southern California            95.8%          95.2%
Pacific Northwest              95.2%          96.4%


The commercial properties were 100% occupied (based on square footage) as of December 31, 1998 and 1997.

Results of Operations

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997.
---------------------------------------------------------------------------

Total Revenues increased by $40,690,000 or 48.1% to $125,259,000 in 1998 from $84,569,000 in 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties owned by the Operating Partnership for both 1998 and 1997 ("the Same Store Properties").

                                                                           Years Ended
                                                                           December 31,
                                                                           ------------                Dollar         Percentage
                                                                     1998                1997          Change           Change
                                         Number of                   ----                ----          ------         ----------
Property revenues                        Properties                              (dollars in thousands)
                                         ----------
  Same Store Properties
  ---------------------
    Northern California                          11                 $ 33,397          $30,627          $ 2,770             9.0%
    Pacific Northwest                            11                   21,035           19,510            1,525             7.8
    Southern California                           3                    8,509            8,085              424             5.2
    Commercial                                    1                    2,040            1,666              374            22.4
                                                 --                 --------          -------          -------           -----
        Total Same Store Property
         revenues                                26                   64,981           59,888            5,093             8.5%
                                                 ==


  Properties acquired/disposed of
  -------------------------------
    subsequent to January 1, 1997                                     57,061           21,512           35,549           165.3%
    -----------------------------                                   --------          -------          -------           -----
        Total property revenues                                      122,042           81,400           40,642            49.9
Interest and other income                                              3,217            3,169               48             1.5
                                                                    --------          -------          -------           -----
        Total revenues                                              $125,259          $84,569          $40,690            48.1%
                                                                    ========          =======          =======           =====

As set forth in the above table, $35,549,000 of the $40,690,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Operating Partnership acquired interests in 35 properties, (the "Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers, (the "Disposition Properties").

Of the increase in total revenues, $5,093,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 8.5% to $64,981,000 in 1998 from $59,888,000 in 1997. The majority of this increase was attributable to the 11 multifamily Same Store Properties located in Northern California, the property revenues of which increased by $2,770,000 or 9.0% to $33,397,000 in 1998 from $30,627,000 in 1997. This $2,770,000 increase is primarily attributable to rental rate increases which were offset in part by a decrease in average financial occupancy to 96.9% in 1998 from 97.1% in 1997. The 11 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this Same Store Properties revenues increase. The property revenues of these properties increased by $1,525,000 or 7.8% to $21,035,000 in 1998 from $19,510,000 in 1997. This $1,525,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 95.2% in 1998 from 96.4% in 1997. The three multifamily Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Properties revenues increase. The property revenues of these properties increased by $424,000 or 5.2% to $8,509,000 in 1998 from $8,085,000 in 1997. This $424,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.8% in 1998 from 95.2% in 1997.

The increase in total revenue also included an increase of $48,000 attributable to interest and other income.

Total Expenses increased by $29,131,000 or approximately 52.5% to $84,668,000 in 1998 from $55,537,000 in 1997. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 29 properties (6,624 units) at January 1, 1997 to 58 properties (12,267 units) at December 31, 1998. Interest expense increased by $6,715,000 or 53.0% to $19,374,000 in 1998 from $12,659,000 in 1997. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $12,107,000 or 46.9% to $37,933,000 in 1998 from $25,826,000 in 1997. Of such increase, $12,356,000 is attributable to properties acquired or disposed of subsequent to January 1, 1997 which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues was 31.1% for 1998 and 31.7% for 1997. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,352,000 in 1998 from the 1997 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues was 3.0% for 1998 and 2.9% for 1997.

Net income increased by $2,098,000 to $35,420,000 in 1998 from $33,322,000 in
1997. Net income included an extraordinary loss on early extinguishment of debt of $4,718,000 in 1998 compared to $361,000 in 1997. Net income for 1998 also included a gain on sales of real estate of $9,000 compared with $5,114,000 in 1997. The net effect of these items were offset by the net contribution of the Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in net operating income attributable to the Disposition Properties.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996.
---------------------------------------------------------------------------

Total Revenues increased by $33,876,000 or 66.8% to $84,569,000 in 1997 from $50,693,000 in 1996. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to properties owned by the Operating Partnership for both 1997 and 1996 ("the 1997/1996 Same Store Properties").


                                                                           Years Ended
                                                                           December 31,
                                                                           ------------                Dollar         Percentage
                                                                     1998                1997          Change           Change
                                         Number of                   ----                ----          ------         ----------
Property revenues                        Properties                              (dollars in thousands)
                                         ----------
  1997/1996 Same Store Properties
  -------------------------------
    Northern California                           7                  $19,451          $17,092          $ 2,359            13.8%
    Pacific Northwest                             9                   15,737           14,720            1,017             6.9
    Southern California                           2                    4,929            4,844               85             1.8
    Commercial                                    4                    4,048            4,046                2             0.0
                                               ----                  -------          -------          -------           -----
        Total 1997/1996 Same Store
         Property revenues                       22                   44,165           40,702            3,463             8.5%
                                               ====


  Properties acquired/disposed of
  -------------------------------
    subsequent to January 1, 1996                                     37,235            7,834           29,401           375.3%
    -----------------------------                                    -------          -------          -------           -----
        Total property revenues                                       81,400           48,536           32,864            67.7
Interest and other income                                              3,169            2,157            1,012            46.9%
                                                                     -------          -------          -------           -----
        Total revenues                                               $84,569          $50,693          $33,876            66.8%
                                                                     =======          =======          =======           =====

As set forth in the above table, $29,401,000 of the $33,876,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1996. During this period, the Operating Partnership acquired interests in 37 properties, and disposed of three multifamily properties and three retail shopping centers.

Of the increase in total revenues, $3,463,000 is attributable to the 1997/1996 Same Store Properties. Property revenues from the 1997/1996 Same Store Properties increased by approximately 8.5% to $44,165,000 in 1997 from $40,702,000 in 1996. The majority of this increase was attributable to the seven multifamily1997/1996 Same Store Properties located in Northern California, the property revenues of which increased by $2,359,000 or 13.8% to $19,451,000 in 1997 from $17,092,000 in 1996. This $2,359,000 increase is primarily attributable to rental rate increases which were offset by a decrease in average financial occupancy to 97.3% in 1997 from 98.2% in 1996. The nine multifamily 1997/1996 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 1997/1996 Same Store Properties revenues increase. The property revenues of these properties increased by $1,017,000 or 6.9% to $15,737,000 in 1997 from $14,720,000 in 1996. This $1,017,000 increase is attributable to rental rate increases as well as an increase in average financial occupancy to 96.6% for 1997 from 95.6% in 1996.

The increase in total revenue also included an increase of $1,012,000 attributable to interest and other income. The most significant component of this $1,012,000 increase was an increase in interest income earned on notes receivable balances.

Total Expenses increased by $17,337,000 or approximately 45.4% to $55,537,000 in 1997 from $38,200,000 in 1996. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 23 properties, (4,868 units) at January 1, 1996 to 54 properties, (10,700 units) at December 31, 1997. Interest expense increased by $1,217,000 or 10.6% to $12,659,000 in 1997 from $11,442,000 in 1996. Such interest expense increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $10,321,000 or 66.6% to $25,826,000 in 1997 from $15,505,000 in 1996. Of such increase, $10,046,000 is attributable to properties acquired or disposed of subsequent to January 1, 1996. Property operating expenses, exclusive of depreciation and amortization as a percentage of property revenues was 31.7% for 1997 and 31.9% for 1996. General and administrative expenses represent the costs of the Company's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $696,000 in 1997 from the 1996 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues was 2.9% for 1997 and 3.4% for 1996.

Net income increased by $22,179,000 to $33,322,000 in 1997 from $11,143,000 in
1996. The increase in net income was primarily a result of the net contribution of acquisitions and dispositions, the increase in property revenues from the 1997/1996 Same Store Properties, the increase in the gain on sales of real estate of $2,637,000 to $5,114,000 in 1997 from $2,477,000 in 1996 and a reduction in extraordinary loss on early extinguishment of debt of $3,080,000 to $361,000 in 1997 from $3,441,000 in 1996.

Liquidity and Capital Resources

At December 31, 1998, the Operating Partnership had $2,548,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT requirements. The Operating Partnership has credit facilities in the committed amount of approximately $110,000,000 of which $10,000,000 will expire in March 1999 if not renewed. At December 31, 1998 the Operating Partnership had $35,693,000 outstanding on its lines of credit, with interest rates ranging from 6.4% to 8.5% throughout the year. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet long-term liquidity requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership's total cash balances decreased $1,734,000 from $4,282,000 as of December 31, 1997 to $2,548,000 as of December 31, 1998. The
Operating Partnership generated $59,034,000 in cash from operations, used $179,901,000 of cash in investing activities and obtained $119,133,000 of cash from financing activities. Of the $179,901,000 net cash used in investing activities, $163,019,000 was used to purchase and upgrade rental properties, $33,256,000 was used to fund real estate under development and $9,439,000 was used to fund the Operating Partnership's restricted cash; these expenditures were offset by $26,354,000 of proceeds received from the disposition of one multifamily and three retail properties. The $119,133,000 net cash provided by financing activities was primarily a result of $349,540,000 of proceeds from mortgages and other notes payable and lines of credit, $102,150,000 net proceeds from preferred units sales, as offset by $283,065,000 of repayments of mortgages and other notes payable and lines of credit, and $43,212,000 of dividends/distributions paid.

As of December 31, 1998, the Operating Partnership's outstanding debt was $361,515,000. Such indebtedness consisted of $267,002,000 in fixed rate debt, $35,693,000 of variable rate debt and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of December 31, 1998, 33 of the Operating Partnership's 58 majority-owned properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Operating Partnership believes do not have a material adverse effect on its operations. As of December 31, 1998, the Operating Partnership is in compliance with such covenants. Also, of the Operating Partnership's 33 properties encumbered by debt, 18 are secured by deeds of trust relating solely to those properties. With respect to the remaining 15 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively. The Operating Partnership's $10 million line of credit is secured by one property.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the asset and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 1998, non-revenue generating capital expenditures totaled approximately $3,498,000 or an annualized $311 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties renovations and improvements which are expected to generate additional revenues, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Company's current expectations.

The Operating Partnership is developing eight multifamily residential projects, which are anticipated to combine an aggregate of 1,578 multifamily units. The Operating Partnership expects that such projects will be substantially completed during 1999. Such projects involve certain risks inherent in real estate development. As of December 31, 1998, the Operating Partnership's remaining commitment is approximately $95,130,000 relating to these projects. The Operating

Partnership expects to fund such commitments with a combination of its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its lines of credit.

In February 1998 and April 1998, the Operating Partnership sold 1,200,000 and 400,000 units of its 7.875% Series B Cumulative Redeemable Preferred Units ("Perpetual Preferred Units"), respectively, to an institutional investor in a private placement at a price of $50.00 per unit. The net proceeds from this offering were $58,275,000 and $19,500,000, respectively. Such units are convertible into non-voting preferred stock of the Company after ten years from the completion of the sale or earlier under certain circumstances. The Operating Partnership utilized the proceeds of this transaction to fund acquisition of multifamily properties, to reduce outstanding indebtedness and for general corporate purposes.

In the second quarter of 1998, the Company and the Operating Partnership filed a registration statement (the "1998 Shelf Registration Statement") with the Securities and Exchange Commission (the "SEC") to register $300,000,000 of equity securities of the Company and $250,000,000 of debt securities of the Operating Partnership. The 1998 Shelf Registration Statement was declared effective by the SEC in July 1998. Prior to the filing of the 1998 Shelf Registration Statement, the Company had approximately $42,000,000 of capacity remaining on a previously filed registration statement that registered equity securities of the Company. Thus, combined with the prior Shelf Registration Statement and the 1998 Shelf Registration Statement, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this placement were $24,375,000. The Operating Partnership utilized the net proceeds from this placement to reduce balances on its' outstanding lines of credit.

At December 31, 1998 the Company has outstanding 1,600,000 shares of 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") which was sold to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively "Tiger/Westbrook"). In January 1999, Tiger/Westbrook exercised its option to convert 87,500 shares of the Convertible Preferred Stock into 100,000 shares of the Company's common stock. The Company has filed a registration statement covering Tiger/Westbrook's resale of such 100,000 shares of the Company's common stock and the registration statement was declared effective by the Securities and Exchange Commission in December 1998.

Year 2000 Compliance

The Operating Partnership's State of Readiness. The Operating Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Operating Partnership's software applications contains source code that are unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Operating Partnership currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no significant non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Operating Partnership's operations. The Operating Partnership has also completed its assessment of the Year 2000 compliance issues presented by its IT systems.

Employing a team made up of internal personnel, the Operating Partnership has completed its identification of IT systems that are not yet Year 2000 compliant and has commenced modification or replacement of such systems as necessary, which is expected to be completed by the fourth quarter of 1999. The Operating Partnership has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Operating Partnership, it appears that the Year 2000 compliance effort being made by third parties with which the Operating Partnership does significant business is sufficient to avoid a material adverse impact on the Operating Partnership's liquidity or ongoing results of operations. However, no assurance can be given regarding the cost of their failure to comply. The Operating Partnership is in the process of developing contingency plans should third parties with which the Operating Partnership does significant business fail to be Year 2000 compliant.

Costs of Addressing the Operating Partnership's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Operating Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Operating Partnership's liquidity or ongoing results of operations. As of December 31, 1998, no compliance costs have been incurred by the Operating Partnership. The costs of any future assessment and remediation will be paid out of the Operating Partnership's general and administrative expenses.

Risks of the Operating Partnership's Year 2000 issues. In light of the Operating Partnership's assessment and remediation efforts to date, and the planned, normal course-of-business upgrades planned by the Operating Partnership and its vendors, management believes that any residual Year 2000 risk is limited to non-critical business applications and support hardware. No assurance can be given, however, that all of the Operating Partnership systems will be year 2000 compliant or that compliance will not have a material adverse effect on the Operating Partnership's future financial position, liquidity or results of operations.

Funds from Operations

Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management generally considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for 1998, 1997 and 1996.

                                                     For the year                        For the quarter ended
                                                        ended         -----------------------------------------------------------
                                                       12/31/98         12/31/98        9/30/98        6/30/98         3/31/98
                                                     ------------     ------------    -----------    ------------    ------------
Income before gain on sale of real estate,
  minority interests and extraordinary item          $ 40,591,000     $ 10,933,000    $ 9,998,000    $ 10,005,000    $ 9,655,000
Adjustments:
  Depreciation and amortization                        21,948,000        6,072,000      5,575,000       5,632,000      4,669,000
  Adjustments for unconsolidated
    joint ventures                                      1,393,000          366,000        365,000         366,000        296,000
  Non-recurring items:
    Provision for litigations loss                        930,000               --        930,000              --             --
  Minority interests (1)                               (6,367,000)      (2,014,000)    (1,754,000)     (1,692,000)      (907,000)
                                                     ------------     ------------    -----------    ------------    -----------
Funds from Operations                                $ 58,495,000      $15,357,000    $15,114,000    $ 14,311,000    $13,713,000
                                                     ============      ===========    ===========    ============    ===========

Weighted average number
shares outstanding diluted (1)                         20,510,988       20,522,910     20,523,466      20,549,875     20,550,845

                                                     For the year                        For the quarter ended
                                                        ended         -----------------------------------------------------------
                                                       12/31/97         12/31/97        9/30/97        6/30/97         3/31/97
                                                     ------------     ------------    -----------    ------------    ------------
Income before gain on sale of real estate,
  minority interests and extraordinary item          $ 29,032,000     $ 8,483,000     $ 7,899,000    $ 6,907,000     $ 5,743,000

Adjustments:
  Depreciation and amortization                        13,992,000       4,129,000       3,555,000      3,220,000       3,088,000
  Adjustments for unconsolidated
    joint ventures                                        941,000         251,000         242,000        448,000              --
  Non-recurring items:
    Loss from hedge termination                           138,000         138,000              --             --              --
  Minority interests (1)                                 (603,000)       (162,000)       (161,000)      (142,000)       (138,000)
                                                     ------------     -----------     -----------    -----------     -----------
Funds from Operations                                $ 43,500,000     $12,839,000     $11,535,000    $10,433,000     $ 8,693,000
                                                     ============      ===========    ===========    ============    ===========

Weighted average number
shares outstanding diluted (1)                         17,152,990      19,435,950      17,860,753     16,624,396      14,557,019

                                                     For the year                        For the quarter ended
                                                        ended         -----------------------------------------------------------
                                                       12/31/96         12/31/96        9/30/96        6/30/96         3/31/96
                                                     ------------     ------------    -----------    ------------    ------------
Income before gain on sale of real estate,
  minority interests and extraordinary item          $ 12,493,000     $ 4,550,000     $ 3,305,000    $ 2,440,000     $ 2,198,000

Adjustments:
  Depreciation and amortization                         8,855,000       2,342,000       2,276,000      2,047,000       2,190,000
  Adjustments for unconsolidated
    joint ventures                                        508,000         129,000         130,000        130,000         119,000
  Non-recurring items:
    Loss from hedge termination                            42,000              --           3,000         18,000          21,000
  Minority interests (1)                                 (560,000)       (144,000)       (144,000)      (132,000)       (140,000)
                                                     ------------     -----------     -----------    -----------     -----------
Funds from Operations                                $ 21,338,000     $ 6,877,000     $ 5,570,000    $ 4,503,000     $ 4,388,000
                                                     ============      ===========    ===========    ============    ===========

Weighted average number
shares outstanding diluted (1)                          9,533,269      11,942,857       9,878,075      8,130,000       8,130,000


(1) Includes all outstanding shares of the Company's common stock and assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock into shares of the Company's common stock. Also includes common stock equivalents. Minority interests have been adjusted to reflect such conversion.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Operating Partnership's real estate investment portfolio and operations. The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Operating Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. Management of the Operating Partnership believes that principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of December 31, 1998 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

                                For the Year Ended December 31
                             -----------------------------------------
(In thousands)                1999     2000    2001     2002     2003    Thereafter       Total
                              ----     ----    ----     ----     ----    ----------       -----
Fixed rate debt              $2,353   20,395   2,429   24,472   30,083      187,270      $267,002
Average interest rate          7.06%    7.06%   6.56%    6.56%    5.71%        5.71%

Variable rate LIBOR debt     $  --    35,693      --       --       --       58,820(1)   $ 94,513
Average interest rate           --      6.20%     --       --       --         5.50%

(1)  $29,220,000 is capped at 7.2%

The Operating Partnership has a LIBOR based swap contract for a notional amount of $12,298,000 fixing the one month LIBOR at 6.14% which limits interest rate exposure on borrowings under the LIBOR based line of credits and matures in 2002. The fair value of this contract as of December 31, 1998 is approximately $392,000. The Operating Partnership also has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and will be settled in 2000. The fair value of these contracts as of December 31, 1998 is approximately $6,016,000. The fair value represents the estimated payments that would be made to terminate the agreement at December 31, 1998.

As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider those exposures or positions that could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, the Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Operating Partnership's hedging strategies at that time, and interest rates.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27,1999.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 27, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K



(A)  Financial Statements and Report of KPMG LLP, independent auditors                             Page
                                                                                                   ----
     (1) Independent Auditors' Report                                                              F-1

     (2) Consolidated Financial Statements


         Balance Sheets as of December 31, 1998 and December 31, 1997                              F-2


         Statements of Operations for the years ended December 31, 1998, 1997 and 1996             F-3


         Statements of Partners' Capital for the years ended December 31, 1998, 1997 and 1996      F-4


         Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.            F-5

         Notes to Consolidated Financial Statements                                                F-6

     (3) Financial Statement Schedule:  Real Estate and Accumulated Depreciation                   F-23
         for the year ended December 31, 1998


(B)  Reports on Form 8-K

     None

(C)  Exhibits

     The Exhibit Index attached hereto is incorporated into this Item 14(c) by reference.

(D) Exhibit No.  Document                                               Page
---------------  --------                                               ----


3.1 Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to Essex's Quarterly Report on
          Form 10-Q for the Quarter ended June 30, 1995, and
          incorporated herein by reference.                              --


3.2 Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to Essex's Current Report on Form 8-K, filed
          August 13, 1996, and incorporated herein by reference.         --

3.3       First Amendment to Articles of Amendment and Restatement of
          Essex Property Trust, Inc., attached as Exhibit 3.1 to
          Essex's 10-Q as of September 30, 1996, and incorporated
          herein by reference.                                           --

3.4       Certificate of Correction to Exhibit 3.2 dated December 20,
          1996.                                                          (2)

3.5 Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to Essex's Current Report on Form
          8-K, filed August 13, 1996, and incorporated herein by
          reference.                                                     --

3.6       Certificate of Amendment of the Bylaws of Essex Property
          Trust, Inc., dated December 17, 1996.                          (2)

3.7       Articles Supplementary reclassifying 2,000,000 shares of
          Common Stock as 2,000,000 shares of 7.875% Series B
          Cumulative Redeemable Preferred Stock, filed with the
          State of Maryland on February 10, 1998, attached as Exhibit
          3.1 to Essex's Current Report on Form 8-K, filed March 3,
          1998, and incorporated herein by reference.                    --

3.8       Articles Supplementary reclassifying 500,000 shares of
          Common Stock as 500,000 shares of 9-1/8% Series C
          Cumulative Redeemable Preferred Stock, filed with the
          State of Maryland on November 25, 1998.                        --

3.9       Certificate of Correction to Exhibit 3.2 dated February 12,
          1999.                                                          --

4.0       Articles Supplementary reclassifying 6,617,822 shares of
          Common Stock as 6,617,822 shares of Series A Junior
          Participating Preferred Stock, filed with the State of
          Maryland on November 13, 1998.                                 --

4.1       Rights Agreement, dated as of November 11, 1998, between
          Essex Property Trust, Inc., and BankBoston, N.A., as
          Rights Agent, including all exhibits thereto, attached
          as Exhibit 1 to Essex's Registration Statement filed on
          Form 8-A dated November 12, 1998, and incorporated
          herein by reference.                                           --

10.1      Essex Property Trust, Inc. 1994 Stock Incentive Plan
          (amended and restated as of April 3, 1997 and previously
          known as the 1994 Employee Stock Incentive Plan), attached as Exhibit 10.7 to the Essex's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1997, and incorporated
          herein by reference.*                                          --

10.2      First Amended and Restated Agreement of Limited Partnership
          of Essex Portfolio, L.P. attached as Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for the quarter ended September
          30, 1997, and incorporated herein by reference.                --

10.3      First Amendment to the First Amended and Restated Agreement
          of Limited Partnership of Essex Portfolio, L.P. dated
          February 6, 1998, attached as Exhibit 10.1 to Essex's
          Current Report on Form 8-K , filed March 3, 1998, and
          incorporated herein by reference.                              --

10.4      Second Amendment to the First Amended and Restated
          Agreement of Limited Partnership of Essex Portfolio, L.P.
          dated April 20, 1998, attached as Exhibit 10.1 to Essex's
          Current Report on Form 8-K, filed April 23, 1998, and
          incorporated herein by reference.                              --

10.5      Third Amendment to the First Amended and Restated Agreement
          of Limited Partnership of Essex Portfolio, L.P. dated
          November 24, 1998.                                             --

10.6      Form of Essex Property Trust, Inc. 1994 Non-Employee and
          Director Stock Incentive Plan.*                                (1)

10.7      Form of the Essex Property Trust, Inc. 1994 Employee
          Stock Purchase Plan.*                                          (1)

10.8      Form of Non-Competition Agreement between Essex and each
          of Keith R. Guericke and George M. Marcus.*                    (1)

10.9      Termination of Non-Compete Agreement between Essex Property    --
          Trust, Inc. and George M. Marcus.*

10.10 Contribution Agreement by and among Essex, the Operating Partnership and the Limited Partners in the Operating
          Partnership.                                                   (1)

10.11     Form of Indemnification Agreement between Essex and its
          directors and officers.                                        (1)

10.12     Stock Purchase Agreement dated as of June 20, 1996 by and
          between Essex Property Trust, Inc. and Tiger/Westbrook Real Estate Fund L.P. and Tiger/Westbrook Real Estate
          Co-Investment Partnership, L.P., attached as Exhibit 10.1
          to Essex's Current Report on Form 8-K, filed August 13, 1996,
          and incorporated herein by reference.                          --

10.13     Amendment No. 1 to Stock Purchase Agreement dated as of
          July 1, 1996 by and between Essex Property Trust, Inc.
          and Tiger/Westbrook Real Estate Fund, L.P. and
          Tiger/Westbrook Real Estate Co-Investment Partnership,
          L.P., attached as Exhibit 10.2 to Essex's Current Report
          on Form 8-K, filed August 13, 1996, and incorporated
          herein by reference.                                           --

10.14     First Amendment to Investor Rights Agreement dated
          July 1, 1996 by and between George M. Marcus and The
          Marcus & Millichap Company, attached as Exhibit 10.3
          to Essex's Current Report on Form 8-K, filed
          August 13, 1996, and incorporated herein by reference.         --

10.15     Leasehold agreement between Houghton Mifflin Company
          and Stanford University dated as of February 1, 1955,
          as amended.                                                    (1)

10.16     Agreement by and among M&M, M&M REIBC and the Operating
          Partnership and Essex regarding Stock Options.                 (1)

10.17     Co-Brokerage Agreement by and among Essex, the Operating
          Partnership, M&M REIBC and Essex Management Corporation.       (1)

10.18     General Partnership Agreement of Essex Washington
          Interest Partners.                                             (1)


10.19     Form of Office Lease between the Operating Partnership and
          the Marcus and Millichap Company.                              (1)

10.20     Form of Management Agreement between the Operating
          Partnership and Essex Management Corporation regarding the
          retail Properties.                                             (1)

10.21     Form of Amended and Restated Agreement among Tenants-in-
          Common regarding Pathways Property.                            (1)

10.22     Form of Promissory Note made by Gilroy Associates and
          San Pablo Medical Investors in favor of the Operating
          Partnership.                                                   (1)

10.23     Form of Investor Rights Agreement between Essex and
          the Limited Partners of the Operating Partnership.             (1)

10.24     Registration Rights Agreement, dated as of June 20,
          1996, attached as Exhibit 10.8 to Essex's Current
          Report on Form 8-K, filed August 13, 1996, and
          incorporated herein by reference.                              --

10.25     Letter Agreement, dated July 1, 1996, among Essex
          Property Trust, Inc., Essex Portfolio, L.P.,
          Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook
          Real Estate Co-Investment Partnership, L.P., attached
          as Exhibit 10.9 to Essex's Current Report on Form 8-K,
          filed August 13, 1996, and incorporated herein by
          reference.                                                     --

10.26     Letter Agreement with Tiger/Westbrook entities re:
          Limitations on Ownership of Stock of the Company, attached as Exhibit 10.1 to Essex's 10-Q as of September 30, 1996,
          and incorporated herein by reference.                          --

10.27     Phantom Stock Unit Agreement for Mr. Guericke, attached
          as Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q
          for the quarter ended March 31, 1997,
          and incorporated herein by reference.*                         --

10.28     Phantom Stock Unit Agreement for Mr. Schall, attached as
          Exhibit 10.2 to Essex's Quarterly Report on Form 10-Q for
          the quarter ended March 31, 1997, and incorporated herein
          by reference.*                                                 --

10.29     Replacement Promissory Note (April 15, 1996) and Pledge
          Agreement for Mr. Guericke, attached as Exhibit 10.3 to
          Essex's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1997, and incorporated herein by reference.    --

10.30     Promissory Note (December 31, 1996) and Pledge Agreement
          for Mr. Guericke, attached as Exhibit 10.4 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1997, and incorporated herein by reference.          --

10.31     Replacement Promissory Note (April 30, 1996) and Pledge
          Agreement for Mr. Schall, attached as Exhibit 10.5 to
          Essex's Quarterly Report on Form 10-Q for the quarter
          ended March 31, 1997, and incorporated herein by reference.    --

10.32     Promissory Note (December 31, 1996) and Pledge Agreement
          for Mr. Schall, attached as Exhibit 10.6 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1997, and incorporated herein by reference.          --

10.33     First Amended and Restated Agreement of Limited
          Partnership of Western-Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1997, and incorporated herein by reference.                --

10.34     First Amended and Restated Agreement of Limited Partnership
          of Irvington Square Associates, effective as of May 13,
          1997, attached as Exhibit 10.2 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and
          incorporated herein by reference.                              --

10.35     Fourth Amended and Restated Agreement of Limited
          Partnership of Western-Palo Alto II Investors, effective
          as of May 13, 1997, attached as Exhibit 10.3 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended June
          30, 1997, and incorporated herein by reference.                --

10.36     Fourth Amended and Restated Agreement of Limited
          Partnership of Western Riviera Investor, effective as
          of May 13, 1997, attached as Exhibit 10.4 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997, and incorporated herein by reference.           --

10.37     Fourth Amended and Restated Agreement of Limited
          Partnership of Western-San Jose III Investors, effective
          as of May 13, 1997, attached as Exhibit 10.5 to Essex's
          Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1997, and incorporated herein by reference.           --

10.38     Registration Rights Agreement, effective as of May 13,
          1997, by and between the Company and the limited partners
          of Western-Highridge I Investors, Irvington Square
          Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to Essex's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1997, and incorporated herein
          by reference.                                                  --

10.39 Ninth Modification Agreement to the Amended and Restated Revolving Loan Agreement, attached as Exhibit 10.2 to
          Essex's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1997, and incorporated herein by
          reference.                                                     --

10.40     Revolving Loan Agreement between Essex Portfolio, L.P.,
          a California limited partnership and Bank of America
          National Trust and Savings Association dated as of May 11,
          1998, attached as Exhibit 10.1 to Essex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and
          incorporated herein by reference.                              --

10.41    $100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation,. attached as Exhibit
         10.1 to Essex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by
         reference.                                                      --

12.1    Schedule of Computation of Ratio of Earnings to Fixed Charges
        and Preferred Stock Dividends.                                   --

21.1    List of Subsidiaries of Essex Property Trust, Inc.               --

23.1    Consent of Independent Public Accountants.                       --

27.1    Article 5 Financial Data Schedule (Edgar Filing Only)            --


(1) Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*  Management contract or compensatory plan or agreement.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Essex Portfolio, L.P.
                                     (Registrant)

                                     By:   Essex Property Trust, Inc.
                                     Its:  General Partner

Dated:           March 31, 1999      By:    /s/ MICHAEL J. SCHALL
                                        ----------------------------------------
                                            Michael J. Schall
                                            Executive Vice President and
                                            Chief Financial Officer and Director
                                            (Principal Financial Officer)




                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated            March 31, 1999      /s/ GEORGE M. MARCUS
                                     ------------------------------------------
                                     George M. Marcus
                                     Chairman of the Board


Dated            March 31, 1999      /s/ KEITH R. GUERICKE
                                     ------------------------------------------
                                     Keith R. Guericke
                                     President and Chief Executive Officer and
                                     Vice Chairman


Dated            March 31, 1999      /s/ MICHAEL J. SCHALL
                                     ------------------------------------------
                                     Michael J. Schall
                                     Chief Financial Officer Executive, Vice
                                     President and Director


Dated            March 31, 1999     /s/ MARK J. MIKL
                                    ------------------------------------------
                                    Mark J. Mikl
                                    Controller (Principal Accounting Officer)


Dated            March 31, 1999     /s/ WILLIAM A. MILLICHAP
                                    ------------------------------------------
                                    William A. Millichap
                                    Director


Dated            March 31, 1999     /s/ GARY P. MARTIN
                                    ------------------------------------------
                                    Gary P. Martin
                                    Director


Dated            March 31, 1999     /s/ ROBERT E. LARSON
                                    ------------------------------------------
                                    Robert E. Larson
                                    Director

Dated            March 31, 1999      /s/ THOMAS E. RANDLETT
                                     -------------------------------------------
                                     Thomas E. Randlett
                                     Director


Dated            March 31, 1999      /s/ ANTHONY DOWNS
                                     -------------------------------------------
                                     Anthony Downs
                                     Director


Dated            March 31, 1999      /s/ DAVID BRADY
                                     -------------------------------------------
                                     David Brady
                                     Director


Dated            March 31, 1999      /s/ ISSIE N. RABINOVITCH
                                     -------------------------------------------
                                     Issie N. Rabinovitch
                                     Director


Dated            March 31, 1999      /s/ WILLARD H. SMITH
                                     -------------------------------------------
                                     Willard H. Smith
                                     Director


Dated            March 31, 1999      /s/ GREGORY J. HARTMAN
                                     -------------------------------------------
                                     Gregory J. Hartman
                                     Director

                          Independent Auditors' Report




The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




San Francisco, California
January 30, 1999

                              ESSEX PORTFOLIO, L.P.

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                             (Dollars in thousands)


                               Assets                                               1998                   1997
                                                                                  ---------               --------
Real estate:
    Rental properties:
       Land and land improvements                                                  $219,115               $182,416
       Buildings and improvements                                                   670,849                548,571
                                                                                   --------               --------
                                                                                    889,964                730,987

    Less accumulated depreciation                                                   (77,789)               (58,040)
                                                                                   --------               --------
                                                                                    812,175                672,947

    Investments                                                                      10,590                  9,535
    Real estate under development                                                    53,213                 20,234
                                                                                   --------               --------
                                                                                    875,978                702,716

Cash and cash equivalents                                                             2,548                  4,282
Restricted cash                                                                      15,532                  6,093
Notes and other related party receivables                                            10,450                  9,264
Notes and other receivables                                                          18,809                  8,602
Prepaid expenses and other assets                                                     3,444                  3,838
Deferred charges, net                                                                 5,035                  4,040
                                                                                   --------               --------
                                                                                   $931,796               $738,835
                                                                                   ========               ========

                  Liabilities and Partners' Capital

Mortgage notes payable                                                             $325,822               $248,997
Lines of credit                                                                      35,693                 27,600
Accounts payable and accrued liabilities                                             28,601                 21,337
Deferred gain                                                                         5,002                  --
Distributions payable                                                                11,145                  9,189
Other liabilities                                                                     5,301                  4,208
                                                                                   --------               --------
                 Total liabilities                                                  411,564                311,331

Minority interests                                                                    2,951                  3,102

Partners' capital:
    General partner:
       Common equity                                                                352,295                361,410
       Preferred equity                                                              37,505                 37,505
                                                                                   --------               --------
                                                                                    389,800                398,915
                                                                                   --------               --------
    Limited partners:
       Common equity                                                                 25,331                 25,487
       Preferred equity                                                             102,150                  --
                                                                                   --------               --------
                                                                                    127,481                 25,487
                                                                                   --------               --------
                 Total partners' capital                                            517,281                424,402
                                                                                   --------               --------
Commitments and contingencies

                                                                                   $931,796               $738,835
                                                                                   ========               ========

      See accompanying notes to consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

                 (Dollars in thousands, except per unit amounts)



                                                                                  1998                  1997              1996
                                                                            --------------         ---------------   --------------

Revenues:
    Rental                                                                  $    119,397           $    79,936       $    47,780
    Other property income                                                          2,645                 1,464               756
                                                                            --------------         ---------------   --------------

                Total property revenues                                          122,042                81,400            48,536

    Interest and other income                                                      3,217                 3,169             2,157
                                                                            --------------         ---------------   --------------

                Total revenues                                                   125,259                84,569            50,693
                                                                            --------------         ---------------   --------------
Expenses:
    Property operating expenses:
       Maintenance and repairs                                                     8,972                 6,814             4,341
       Real estate taxes                                                           9,109                 6,340             3,790
       Utilities                                                                   7,809                 5,074             3,175
       Administrative                                                              9,228                 5,514             2,911
       Advertising                                                                 1,742                 1,225               653
       Insurance                                                                   1,073                   859               635
       Depreciation and amortization                                              21,948                13,992             8,855
                                                                            --------------         ---------------   --------------
                                                                                  59,881                39,818            24,360

    Interest                                                                      19,374                12,659            11,442
    Amortization of deferred financing costs                                         718                   509               639
    General and administrative                                                     3,765                 2,413             1,717
    Loss from hedge termination                                                       --                   138                42
    Provision for litigation loss                                                    930                    --                --
                                                                            --------------         ---------------   --------------
                Total expenses                                                    84,668                55,537            38,200
                                                                            --------------         ---------------   --------------

                Income before gain on sales of real estate,
                   minority interests and extraordinary item                      40,591                29,032            12,493

Gain on sales of real estate                                                           9                 5,114             2,477

Minority interests                                                                  (462)                 (463)             (386)
                                                                            --------------         ---------------   --------------
                Income before extraordinary item                                  40,138                33,683            14,584

Extraordinary item - loss on early extinguishment of debt                         (4,718)                 (361)           (3,441)
                                                                            --------------         ---------------   --------------
                Net income                                                        35,420                33,322            11,143

Distributions on preferred units - general partner                                (3,500)               (2,681)             (635)
Distributions on preferred units - limited partner                                (5,595)                   --                --
                                                                            --------------         ---------------   --------------
                Net income available to common units                        $     26,325           $    30,641       $    10,508
                                                                            ==============         ===============   ==============

Per Operating Partnership Common Unit data:
    Basic:
       Income before extraordinary item available to
          common units                                                      $       1.68           $      2.00       $      1.53
       Extraordinary item - debt extinguishment                                    (0.25)                (0.02)            (0.38)
                                                                            --------------         ---------------   --------------
                Net income                                                  $       1.43           $      1.98       $      1.15
                                                                            ==============         ===============   ==============

       Weighted average number of partnership units
          outstanding during the period                                       18,504,427            15,509,218         9,138,124
                                                                            ==============         ===============   ==============

    Diluted:
       Income before extraordinary item available to
          common units                                                      $       1.66           $      1.96       $      1.52
       Extraordinary item - debt extinguishment                                    (0.25)                (0.02)            (0.37)
                                                                            --------------         ---------------   --------------
                Net income                                                  $       1.41           $      1.94       $      1.15
                                                                            ==============         ===============   ==============


       Weighted average number of partnership units
          outstanding during the period                                       18,682,416             17,149,600        9,202,527
                                                                            ==============         ===============   ==============

Distributions per Operating Partnership common unit                         $       1.95           $      1.77              1.72
                                                                            ==============         ===============   ==============


      See accompanying notes to consolidated financial statements.

                                     ESSEX PORTFOLIO, L.P.

                          Consolidated Statements of Partners' Capital

                          Years ended December 31, 1998, 1997 and 1996

                                (Dollars and units in thousands)


                                                 General Partner                            Limited Partner
                                   ----------------------------------------   --------------------------------------
                                                                 Preferred                                Preferred
                                          Common Equity           Equity              Common Equity        Equity
                                   -------------------------  -------------   -----------------------  -------------
                                     Units        Amounts        Amount          Units      Amounts        Amount        Total
                                   ----------   ------------  -------------   ----------   ----------  ------------- -------------
Balances at December 31,
    1995                             6,275       $  84,729     $         --      1,855     $  25,212    $         -- $   109,941
Contribution - net proceeds
    from preferred stock
        offering                        --              --           17,505         --            --              --      17,505
Contribution - net proceeds
    from common stock
        offerings                    5,313         126,464               --         --            --              --     126,464
Contribution - net proceeds
    from options exercised               4              68               --         --            --              --          68
Net income                              --           8,246              635         --         2,262              --      11,143
Partners' distributions                 --         (14,205)            (635)        --        (3,235)             --     (18,075)
                                   ----------   ------------  -------------   ----------   ----------  ------------- -------------
Balances at December 31,
    1996                            11,592         205,302           17,505      1,855        24,239              --     247,046
Contribution - net proceeds
    from preferred stock                --              --           20,000         --            --              --      20,000
Contribution - net proceeds
    from common stock                4,995         154,012               --         --            --              --     154,012
Contribution - net proceeds
    from options exercised              28             686               --         --            --              --         686
Contributions - net proceeds
    from partners                       --              --               --         18           543              --         543
Net income                              --          26,636            2,681         --         4,005              --      33,322
Partners' distributions                 --         (25,226)          (2,681)        --        (3,300)             --     (31,207)
                                   ----------   ------------  -------------   ----------   ----------  ------------- -------------
Balances at December 31,
    1997                            16,615         361,410           37,505      1,873        25,487              --     424,402
Contribution - net proceeds
    from preferred units                --              --               --         --            --         102,150     102,150
Contribution - net proceeds
    from options exercised              24             464               --         --            --              --         464
Contribution - net proceeds
    from dividend
    reinvestment plan                    2              10               --         --            --              --          10
Contributions - net proceeds
    from partners                       --              --               --         --            --              --          --
Net income                              --          22,829            3,500         --         3,496           5,595      35,420
Partners' distributions                 --         (32,418)          (3,500)        --        (3,652)         (5,595)    (45,165)
                                   ----------   ------------  -------------   ----------   ----------  ------------- -------------
Balances at December 31,
    1998                            16,641      $  352,295           37,505      1,873     $  25,331   $     102,150 $   517,281
                                   ==========   ============  =============   ==========   ==========  ============= =============


         See accompanying notes to consolidated financial statements.

                                         ESSEX PORTFOLIO, L.P.

                                Consolidated Statements of Cash Flows

                              Years ended December 31, 1998, 1997 and 1996

                                        (Dollars in thousands)


                                                                        1998                   1997                  1996
                                                                  ----------------     -----------------      ------------------
Cash flows from operating activities:
    Net income                                                     $    35,420            $    33,322           $    11,143
    Minority interests                                                     462                    463                  (215)
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Gain on sales of real estate                                      (9)                (5,114)               (2,477)
          Equity in (income) loss of limited partnerships                 (276)                   209                  (546)
          Loss on early extinguishment of debt                           4,718                    361                 3,441
          Loss from hedge termination                                       --                    138                    42
          Depreciation and amortization                                 21,948                 13,992                 8,855
          Amortization of deferred financing costs                         718                    509                   639
          Changes in operating assets and liabilities:
              Other receivables                                        (10,207)                (1,377)                 (163)
              Prepaid expenses and other assets                            336                   (158)               (2,110)
              Accounts payable and accrued liabilities                   4,831                  2,738                   842
              Other liabilities                                          1,093                  1,815                   684
                                                                  ----------------     -----------------      ------------------
                 Net cash provided by operating activities              59,034                 46,898                20,135
                                                                  ----------------     -----------------      ------------------
Cash flows from investing activities:
    Additions to rental properties                                    (163,019)              (247,886)             (101,429)
    Increase in restricted cash                                         (9,439)                (1,899)               (4,194)
    Issuance of notes receivable                                          (610)                (1,932)               (3,909)
    Repayments of notes receivable                                          --                     --                 6,327
    Additions to related party notes and other receivables              (5,616)               (28,761)                   --
    Repayments of related party notes and other receivables              4,430                 21,859                    --
    Distributions from investments in corporations and
       limited partnerships                                              1,255                    620                   665
    Dispositions of real estate                                         26,354                 15,470                13,350
    Additions to real estate under development                         (33,256)               (27,422)                   --
                                                                  ----------------     -----------------      ------------------
                 Net cash used in investing activities                (179,901)              (269,951)              (89,190)
                                                                  ----------------     -----------------      ------------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable and
       lines of credit                                                 349,540                204,931                91,253
    Repayment of mortgage and other notes payable and
       lines of credit                                                (283,065)              (164,580)             (110,305)
    Additions to deferred charges                                       (2,345)                  (752)               (2,530)
    Net proceeds from preferred unit sales                             102,150                     --                    --
    Contributions from stock offerings - general partner                    --                174,012               143,969
    Payment of offering related costs                                     (323)                  (711)                1,140
    Contributions from stock options exercised and shares
      issued through dividend reinvestment plan - general partner          474                    686                    68
    Net payments made in connection with costs related to the
       early extinguishment of debt                                     (4,086)                    --                  (620)
    Distributions to limited partners and minority interest             (8,138)                (3,910)               (3,189)
    Distributions to general partner                                   (35,074)               (25,046)              (12,009)
                                                                  ----------------     -----------------      ------------------
                 Net cash provided by financing activities             119,133                184,630               107,777
                                                                  ----------------     -----------------      ------------------
Net (decrease) increase in cash and cash equivalents               $    (1,734)           $   (38,423)          $    38,722
Cash and cash equivalents at beginning of period                         4,282                 42,705                 3,983
                                                                  ----------------     -----------------      ------------------
Cash and cash equivalents at end of period                         $     2,548            $     4,282           $    42,705
                                                                  ================     =================      ==================
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of amounts capitalized             $    18,947            $    12,384           $    11,575
                                                                  ================     =================      ==================
Supplemental disclosure of non-cash investing and
  financing activities:
    Mortgage note payable assumed in connection with purchase of
       real estate                                                 $    18,443            $    83,041           $    17,733
                                                                  ================     =================      ==================
    Distributions payable                                          $    11,145            $     9,189           $     6,286
                                                                  ================     =================      ==================


            See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(1)  Organization and Basis of Presentation

     Essex Portfolio, L.P. (the Operating Partnership) was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the Company), the general partner in the Operating Partnership (the General Partner), completed its initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,071 were used by the General Partner to acquire a 77.2% interest in the Operating Partnership. The Operating Partnership holds the assets and liabilities and conducts the operating activities of the Company. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the "Code"), as amended.

     Since the Offering, the General Partner has continued to increase its ownership in the Operating Partnership to 89.9% at December 31, 1998 by contributing proceeds from subsequent stock offerings and proceeds from exercise of stock options. The limited partners own an aggregate 10.1% interest in the Operating Partnership at December 31, 1998. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 1,873,473 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

     The consolidated financial statements include the financial statements of Essex Portfolio, L.P. and the financial statements of certain limited partnerships which own multifamily properties in which the Operating Partnership has a controlling financial interest. Such limited partnerships are managed by the Operating Partnership and are controlled by the Operating Partnership as the majority limited partner pursuant to the terms of the respective partnership agreement. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

     The Operating Partnership operates and has ownership interests in 58 multifamily properties (containing 12,267 units) and five commercial properties (with approximately 290,000 square feet) (collectively, "the Properties"). The Properties are located in Northern California (San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

(2)  Summary of Significant Accounting Policies

     (a)  Real Estate Rental Properties

          Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 40 years using the straight-line method.

          Maintenance and repair expenses are charged to operations as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

          Certain rental properties are pledged as collateral for the related mortgage notes payable.


                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

          When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of SFAS 121. Assets held for sale are reported at the lower of the carrying amount or fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1998. No properties are classified as held for sale as of December 31, 1998.

   (b)    Real Estate Investments

          The Operating Partnership consolidates or accounts for its investments in joint ventures and corporations under the equity method of accounting based on its ownership interests in those entities.

   (c)    Revenues

          For multifamily properties, rental revenue is reported on the accrual basis of accounting. For commercial properties, rental income is recognized on the straight-line basis over the terms of the leases. Accrued rent receivable relating to such leases has been included in other assets in the accompanying consolidated balance sheets.

   (d)    Income Taxes

          No provision for income taxes has been made as the Operating Partnership's taxable income or loss is reportable on the tax returns of the individual partners based on their proportionate interest in the Operating Partnership.

   (e)    Interest Rate Protection, Swap, and Forward Contracts

          The Operating Partnership will from time to time use interest rate protection, swap and forward contracts to reduce its interest rate exposure on current or identified future debt transactions. Amounts paid in connection with such contracts are capitalized and amortized over the term of the contract or related debt. If the original contract is terminated, the gain or loss on termination is deferred and amortized over the remaining term of the contract. If the related debt is repaid, the unamortized portion of the deferred amount is charged to income or the contract is marked to market, as appropriate. The Operating Partnership's policy is to manage interest rate risk for existing or anticipated borrowings.

   (f)    Deferred Charges

          Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

   (g)    Interest

          The Operating Partnership capitalized $3,494, $1,276 and $281 of interest related to the development of real estate during 1998, 1997 and 1996, respectively.

   (h)    Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

   (i)    Cash Equivalents and Restricted Cash

          Highly liquid investments with maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Operating Partnership's tax exempt variable rate bond financings and a guarantee the Operating Partnership has made on a first mortgage loan held by one of its joint venture partnerships.

   (j)    Per Common Unit Data

          Net income per common unit for the Operating Partnership is computed using the weighted average number of common units outstanding during the period.

   (k)    Income Allocation

          Income is allocated to the Partners based upon the terms set forth in the partnership agreement.

   (l)    Minority Interest

          Minority interest represents a 30.7% interest in the Pathways property and a 15% interest in three San Diego area multifamily properties.

   (m)    Reclassifications

          Certain reclassifications have been made to the 1997 and 1996 balances to conform with the 1998 presentation.

   (n)    New Accounting Pronouncements

          In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership will adopt SFAS 133 for interim periods beginning in 2000, the effective date of SFAS 133. Management believes that the adoption of these statements will not have a material impact on the Operating Partnership's financial position or results of operations.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(3)  Equity Transactions

     In February and April 1998, the Operating Partnership sold 1,200,000 and 400,000 units, respectively, of its 7.875% Series B Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from these offerings were $58,275 and $19,500, respectively. In November 1998, the Operating Partnership sold 500,000 units of its 9.125% Series C Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $50.00 per unit. The net proceeds from this offering were $24,375.

     During 1997, the Company sold additional shares of Common Stock on March 31, 1997, September 10, 1997 and December 8, 1997. In connection with these offerings, the Company sold 2,000,000, 1,495,000 and 1,500,000 shares at $29.13, $31.00 and $35.50 per share, respectively. The net proceeds received from these transactions were $58,119, $46,080 and $49,814, respectively.

     On June 20, 1996, the Company entered into an agreement to sell up to $40,000 of the 8.75% Convertible Preferred Stock, Series 1996A (the Convertible Preferred Stock) at $25.00 per share to Tiger/Westbrook Real Estate Fund, L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P. (collectively, Tiger/Westbrook). In accordance with the agreement, on July 1, 1996 and September 27, 1996, Tiger/Westbrook purchased 340,000 and 460,000 shares, respectively, of Convertible Preferred Stock for an aggregate purchase price of $8,500 and $11,500, respectively. Tiger/Westbrook purchased an additional $20,000 of Convertible Preferred Stock, in accordance with the agreement on June 20, 1997. The outstanding Convertible Preferred Stock is entitled to receive annual cumulative cash dividends paid quarterly in an amount equal to the greater of (i) 8.75% of the per share price or (ii) the dividends (on an as-converted basis) paid with respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock. As of December 31, 1998, all of the 1.6 million authorized shares of Convertible Preferred Stock is convertible into Common Stock at the option of the holder. The conversion price per share is $21.875, subject to certain adjustments as defined in the agreement. Under certain circumstances, if, after June 20, 2001, the Company requires a mandatory conversion of all of the Convertible Preferred Stock, but under no other circumstances, each of the holders of the Convertible Preferred Stock may cause the Company to redeem any or all of such holder's shares of Convertible Preferred Stock.

     The net proceeds of the Company's common and preferred stock offerings were invested in or advanced to the Operating Partnership.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(4)  Per Unit Data

     Basic income per unit before extraordinary item and diluted income per unit before extraordinary item were calculated as follows for the years ended December 31:

                                                            1998                                        1997
                                         -----------------------------------------   ----------------------------------------
                                                        Weighted        Per-share                   Weighted          Per-
                                                      average units       amount                    average          share
                                           Income                                      Income        units           amount
                                         -------------------------    ------------   -------------------------   ------------

Income before extraordinary item        $  40,138                                   $  33,683
Less:  dividends on preferred units        (9,095)                                     (2,681)
                                         --------                                    --------

Basic:
 Income before extraordinary item
  available to common units                31,043           18,504     $      1.68     31,002           15,509   $       2.00
                                                                      ============                               ============

Effect of Dilutive Securities:
 Convertible preferred units                   --               -- (1)                  2,681            1,400

 Options                                       --              178                         --              240

                                         -------------------------                   --------           ------

Diluted:
 Income before extraordinary item
  available to common units
  plus assumed conversions              $  31,043           18,682     $      1.66  $  33,683           17,149  $        1.96
                                        =========           ======     ===========  =========           ======  =============


                                                             1996
                                          ----------------------------------------
                                                         Weighted           Per-
                                                         average           share
                                            Income        units            amount
                                          ----------------------------------------

Income before extraordinary item         $  14,584
Less:  dividends on preferred units           (635)
                                          --------

Basic:
 Income before extraordinary item
  available to common units                 13,949              9,139     $    1.53
                                                                          =========

Effect of Dilutive Securities:
 Convertible preferred units                    --                 --(1)
 Options                                        --                 64
                                          --------              -----

Diluted:
 Income before extraordinary item
  available to common units
  plus assumed conversions               $  13,949              9,203     $    1.52
                                         =========              =====     =========

(1)  Conversion not considered as effect would be anti-dilutive.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)


(5)  Real Estate

     (a)  Rental Properties

          Rental properties consists of the following at December 31, 1998 and 1997:

                                                  Land and land          Building and                               Accumulated
                                                   improvements          improvements             Total            depreciation

                                               ------------------    ------------------    --------------------------------------
December 31, 1998:
 Apartment properties                          $          217,337               651,818              869,155               73,638
 Commercial properties                                      1,778                19,031               20,809                4,151
                                               ------------------    ------------------    -----------------    -----------------
                                               $          219,115               670,849              889,964               77,789
                                               ==================    ==================    =================    =================
December 31, 1997:
 Apartment properties                          $          178,326               520,649              698,975               53,021
 Commercial and retail properties
                                                            4,090                27,922               32,012                5,019
                                               ------------------    ------------------    -----------------    -----------------
                                               $          182,416               548,571              730,987               58,040
                                               ==================    ==================    =================    =================

          The properties are located in California, Washington and Oregon. The operations of the Properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

          During the year ended December 31, 1998, the Operating Partnership sold four properties to third parties for $26,354 resulting in a gain of $9 and a deferred gain of $5,002. During the year ended December 31, 1997, the Operating Partnership sold four properties to third parties for $15,470 resulting in a gain of $5,114. During the year ended December 31, 1996, the Operating Partnership sold two properties to third parties for $13,350, resulting in a gain of $2,477. The Operating Partnership utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

          For the years ended December 31, 1998, 1997, and 1996, depreciation expense on real estate was $21,890, $13,913 and $8,820, respectively.

   (b)    Investments

          The Operating Partnership owns all of the 19,000 shares of the non-voting preferred stock of Essex Management Corporation (EMC). Management of the Operating Partnership owns 100 percent of the common stock of EMC. EMC was formed to provide property and asset management services to various partnerships not controlled by the Operating Partnership.

          The Operating Partnership owns 31,800 shares of the non-voting preferred stock of Essex Fidelity I Corporation (Fidelity I). Currently, Fidelity I holds interests in various real estate investments.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

          The shares of non-voting preferred stock in EMC and Fidelity I are entitled to a preferential dividend of $0.80 per share per annum. Through these preferred stock investments, the Operating Partnership will be eligible to receive a preferential liquidation value of $10.00 per share plus all cumulative and unpaid dividends.

          The Operating Partnership holds a 49.9% limited partnership interest in Jackson School Village, L.P. (JSV) which operates a 200-unit garden style apartment community in Hillsboro, Oregon.

          The Operating Partnership holds limited partnership interests in seven partnerships which collectively own two multifamily properties: Anchor Village Apartments ("Anchor Village"), a 301-unit apartment community located in Mukilteo, Washington and Highridge Apartments ("Highridge"), a 255-unit apartment community located in Ranchos Palos Verdes, California. In February 1998 the Operating Partnership purchased a limited partnership interest in two partnerships which acquired three retail properties from the Company ("Portland Shopping Centers"), which have approximately 236,000 square feet of leasable space located in the Portland, Oregon metropolitan area. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of the Company's common stock. Conversion values will be based on 98 percent of the market value of the Company's common stock at the time of redemption multiplied by the number of shares stipulated under the above arrangements.

          In September 1997 the Operating Partnership acquired a 49% limited partnership interest in Fountain Court Apartment Associates, L.P. which is developing a 320-unit multifamily community, Fountain Court, located in Seattle, Washington. In October 1998, the Operating Partnership purchased an additional 2% limited partnership interest. Additionally, the Operating Partnership paid $2,000 for the option to purchase the remaining 49% interest 18 months subsequent to the occupancy date, as defined in the agreement.

          In August 1997 the Operating Partnership acquired a 45% Class A Member interest in Park Hill LLC, whose purpose is the development and operations of a 245-unit multifamily community, Park Hill Apartments, located in Issaquah, Washington. Generally, all capital contributions earn a cumulative preferred return of 12%. Profit and loss are allocated to the Members in accordance with their ownership interests. According to the terms of the Agreement, the Operating Partnership has the option to purchase the remaining 55% interest after August 31, 2003. The purchase price will be calculated based on operating results, as defined in the Agreement.

          The Operating Partnership accounts for its investments in the above entities under the equity method of accounting.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

Investments consists of the following as of December 31, 1998 and 1997:

                                                                                   1998                  1997
                                                                            ----------------      ----------------
Investments in joint ventures:
 Limited partnership interest of 49.9% in Jackson School Village, L.P.      $          2,473      $          2,259
 Limited partnership interest of 1% in Highridge Apartments (1)                         (987)                 (409)
 Limited partnership interest of 1% in Anchor Village Apartments (1)                    (691)                 (270)
 Limited partnership interest of 1% in Portland Shopping Centers (1)                    (183)                   --
 Limited partnership interest of 51% in Fountain Court Apartment
  Associates, L.P.                                                                     5,352                 4,137
 Class A Member interest of 45% in Park Hill LLC                                       3,978                 3,051
                                                                            ----------------      ----------------
                                                                                       9,942                 8,768
                                                                            ----------------      ----------------
Investments in corporations:
 Essex Management Corporation--19,000 shares of preferred stock                          190                   190
 Essex Fidelity I Corporation--31,800 shares of preferred stock                          331                   331
 Essex Sacramento Corporation--62,500 shares of preferred stock                           --                   122
                                                                            ----------------      ----------------
                                                                                         521                   643
                                                                            ----------------      ----------------
Other investments                                                                        127                   124
                                                                            ----------------      ----------------
                                                                            $         10,590      $          9,535
                                                                            ================      ================

(1) Balance represents the excess of distributions and allocations over cost basis.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(6) Notes and Other Related Party Receivables

    Notes receivable from joint venture investees and other related party receivables consist of the following at December 31, 1998 and 1997:

                                                                                   1998                 1997
                                                                            ----------------     ----------------
Notes receivable from joint venture investees:
 Note receivable from Highridge Apartments, secured, bearing interest
  at 9%, due March 2008                                                   $            1,047   $            2,750
 Note receivable from Fidelity I, secured, bearing interest at 12%,
  repaid in 1998                                                                          --                1,580
 Note receivable from Fidelity I, secured, bearing interest at 8%, due
  on demand                                                                            1,358                   --
 Notes receivable from Fidelity I and JSV, secured, bearing interest
  at 9.5  10%, due 2015                                                                  800                  726
 Receivable from Highridge Apartments, non-interest bearing, due on
  demand                                                                               2,928                1,699
 Receivable from Las Hadas, non-interest bearing, due on demand                        1,209                   --
 Receivable from Anchor Village, non-interest bearing, due on demand                     933                   --
Other related party receivables:
 Loans to officers, bearing interest at 8%, due April 2006                               500                  375
 Other related party receivables, substantially due on demand                          1,675                2,134
                                                                            ----------------     ----------------
                                                                          $           10,450   $            9,264
                                                                            ================     ================

Other related party receivables consist primarily of accrued interest income on related party notes receivable and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

The Operating Partnership's officers and directors do not have a substantial economic interest in these related party entities.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(7) Notes and Other Receivables

    Notes and other receivables consist of the following at December 31, 1998 and 1997:

                                                                                        1998                  1997
                                                                                 -----------------     -----------------
Note receivable from the co-tenants in the Pathways property, secured,
 interest payable monthly at 9%, principal due June 2001                         $           4,452     $           4,596
Note receivable from R&V Management, secured, bearing interest at 12.04%,
 principal due March 1999                                                                    7,879                    --
Note receivable from R&V Management, secured, bearing interest at 10.0%,
 principal due June 2000                                                                     2,814                    --
Other receivables                                                                            3,664                 4,006
                                                                                 -----------------     -----------------
                                                                                 $          18,809     $           8,602
                                                                                 =================     =================

(8) Related Party Transactions

    All general and administrative expenses of the Company, the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the board of directors. Expenses allocated to EMC for the years ended December 31, 1998, 1997 and 1996 totaled $545, $987 and $1,752, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap (M&M) including operating expense reimbursements of $833, $709 and $681 for the years ended December 31, 1998, 1997 and 1996, respectively.

    During the years ended December 31, 1998, 1997 and 1996, the Operating Partnership paid brokerage commissions totaling $0, $590 and $312 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Operating Partnership is a party.

    Other income includes $623, $139 and $820 for the years ended December 31, 1998, 1997 and 1996, respectively, representing dividends from EMC and management fees and equity income (loss) from Jackson School Village, Highridge Apartments, Anchor Village Apartments, and the Portland Shopping Centers. Also included in 1996 are management fees and equity income (loss) from Essex Bristol Partners (Bristol) and Essex San Ramon Partners (San Ramon). In January 1997, the Operating Partnership acquired the joint venture partners' ownership interest in Bristol and San Ramon.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)


    Interest income includes $1,027, $1,286 and $214 for the years ended December 31, 1998, 1997 and 1996, respectively, which was earned principally on the notes receivable from Essex Fidelity I, the partnerships which collectively own Highridge, the partnerships which collectively own Anchor Village and the partnerships which collectively own a 30.7% minority interest in Pathways Apartments.


(9) Mortgage Notes Payable


    Mortgage notes payable consist of the following at December 31, 1998 and 1997:

                                                                                                                    1998      1997
                                                                                                                 --------- --------

Mortgage note payable to a pension fund, secured by deeds of trust, bearing interest at 6.62%, interest only payments due monthly through October 2001, principal and interest payments due monthly thereafter, final principal payment of $90,596 due in October 2008. Under certain conditions this loan can be converted to an
 unsecured note payable                                                                                         $  100,000 $     --

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 6.885% to 8.055%,
 principal and interest payments due monthly, and maturity dates ranging from December 2000 through March 2008      96,214   69,554

Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
 (approximately 3.5% for December 1998), plus credit enhancement and underwriting fees of approximately 1.9%.
 The bonds are convertible to a fixed rate. Among the terms imposed on the properties, which are security for the bonds, is that twenty percent of the units are subject to tenant income qualification criteria.
 Principal balances are due in full at various maturity dates from July 2014 through October 2026. Bonds in the aggregate of $29,220 are subject to interest rate protection agreements through August 2003, limiting
 the interest rate with respect to such bonds to a maximum interest rate of 7.2%                                    58,820   58,820

Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.0% to 8.78%, principal and interest payments due monthly, and maturity dates ranging from December 2002 through April
 2005. Under certain conditions this loan can be converted to an unsecured note payable                             44,788   38,120

Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that twenty percent of the units are subject to tenant income qualification criteria. The
 interest rate will be repriced in February 2008 at the then current tax-exempt bond rate                           17,273   17,483

Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at
 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is that twenty percent of the units are subject to tenant income
 qualifications criteria                                                                                             8,727    8,915

Mortgage notes payable to a mutual life insurance company, secured by deeds of trust, bearing interest at
 7.45%, interest only payments due through June 1996, monthly principal and interest installments due
 thereafter                                                                                                             --   48,078

Mortgage notes payable to a life insurance company, secured by deed of trust, bearing interest at 8.93%, interest only payments due through March 1997, monthly principal and interest installments due thereafter
                                                                                                                        --    8,027
                                                                                                                 ---------  --------

                                                                                                                 $ 325,822 $ 248,997

                                                                                                                 =========   =======


                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)


   The aggregate scheduled maturities of mortgage notes payable are as follows:



Year ending December 31:
 1999                                                                   $             2,353
 2000                                                                                20,395
 2001                                                                                 2,429
 2002                                                                                24,472
 2003                                                                                30,083
 Thereafter                                                                         246,090
                                                                        -------------------
                                                                        $           325,822
                                                                        ===================

   In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.14%-6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,327 fixed rate loan. These contracts will be settled no later than June 2000. If these contracts were settled as of December 31, 1998, the Operating Partnership would be obligated to pay approximately $6,016. Any costs that are incurred when these contracts are settled are expected to be deferred and recognized over the life of the related financing.

   These forward treasury contracts are not currently required to be reflected in the accompanying consolidated financial statements. Under FAS 133, which becomes effective in 2000, the Operating Partnership expects to recognize the fair value of these contracts as either assets or liabilities in the financial statements with another comprehensive income charge directly to partners' capital.

   In addition, the Operating Partnership has entered into various other contracts to limit its interest rate exposure on debt related transactions. During 1998, 1997 and 1996, the Operating Partnership charged $0, $0 and $42 to income representing amortization of deferred costs. During 1998, 1997 and 1996, the Operating Partnership charged $0, $138 and $0 of costs relating to the termination of unmatched positions taken.

   During the years ended December 31, 1998, 1997 and 1996, the Operating Partnership refinanced various mortgages and incurred a loss on the early extinguishment of debt of $4,718, $361 and $3,441 related to the write off of the unamortized mortgage loan fees and prepayment penalties.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)


(10) Lines of Credit

     As of December 31, 1998 and 1997, the Operating Partnership had the following balances outstanding under lines of credit with commercial banks:

                                                                                 1998                    1997
                                                                         -------------------     -------------------
Unsecured $100,000 line of credit, interest payable monthly at the bank's reference rate or at the Operating Partnership's option,
 1.15% over the LIBOR rate, expiring June 2000                           $            35,693     $            25,000

Secured $10,000 line of credit, interest payable monthly at the bank's reference rate or at the Operating Partnership's option,
 1.5% over the LIBOR rate, expiring March 1999                                            --                   2,600
                                                                         -------------------     -------------------
                                                                         $            35,693     $            27,600
                                                                         ===================     ===================

     The Company has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract limits the Operating Partnership's interest rate exposure on borrowings under its LIBOR based lines of credit. This contract expires in June 2002. If this contract were settled as of December 31, 1998, the Operating Partnership would be obligated to pay approximately $392.

     As of December 31, 1998, the thirty-day LIBOR rate was approximately 5.06%, and the prime rate was 7.75%.

(11) Leasing Activity

     The rental operations of the Operating Partnership include apartment properties, which are rented under short term leases (generally, lease terms of three to twelve months), and commercial properties, which are rented under cancelable and noncancelable operating leases, certain of which contain renewal options. Future minimum rental activity for the apartment properties is not included in the following schedule due to the short-term nature of the leases.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)


     Future minimum rentals due under noncancelable operating leases with tenants of the commercial properties are as follows:


Year ending December 31:
 1999                                                                   $             1,144
 2000                                                                                   703
 2001                                                                                   707
 2002                                                                                   678
 2003                                                                                   558
 Thereafter                                                                             618
                                                                        -------------------
                                                                        $             4,408
                                                                        ===================

     Included in this schedule is $347 due from M&M through May 1999. The Operating Partnership expects M&M to exercise their option to renew their lease agreement upon expiration in May 1999.

     In addition to minimum rental payments, retail (prior to the disposition of these properties in February 1998) and commercial property tenants pay reimbursements for their pro rata share of specified operating expenses. Such amounts totaled $839, $905 and $964 for the years ended December 31, 1998, 1997 and 1996, respectively, and are included as rental revenue and operating expenses in the accompanying consolidated statements of operations.

(12) Fair Value of Financial Instruments

     Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 1998 and 1997, because interest rates and yields for these instruments are consistent with yields currently available to the Operating Partnership for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and distributions payable approximate fair value as of December 31, 1998 and 1997 due to the short-term maturity of these instruments. See Note 8 for fair value disclosure of interest rate risk management contracts.

(13) Segment Information

     In accordance with Financial Accounting Standards Board No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS
     131), the Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest.

     Non-segment revenues and net operating income included in the following schedule consists of revenue generated from the two commercial properties. Also excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets.

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

     The accounting policies of the segments are the same as those described in
     Note 1. The Operating Partnership evaluates performance based upon net operating income from the combined properties in each segment.

     The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 1998, 1997, and 1996:

                                                                                         Year ended
                                                                           -----------------------------------
                                                                               1998         1997         1996
                                                                           ---------    ---------    ---------
Revenues:
 Northern California                                                       $  42,078    $  33,481    $  21,359
 Southern California                                                          45,252       20,026        6,836
 Pacific Northwest                                                            32,137       23,356       15,483
                                                                           ---------    ---------    ---------

       Total segment revenues                                                119,467       76,863       43,678

Non-segment property revenues                                                  2,575        4,537        4,858
Interest and other income                                                      3,217        3,169        2,157
                                                                           ---------    ---------    ---------

       Total revenues                                                      $ 125,259    $  84,569    $  50,693
                                                                           =========    =========    =========

Net operating income:
 Northern California                                                       $  31,681    $  24,664    $  15,476
 Southern California                                                          29,758       12,955        4,372
 Pacific Northwest                                                            21,138       14,916        9,676
                                                                           ---------    ---------    ---------

       Total segment net operating income                                     82,577       52,535       29,524

Non-segment net operating income                                               1,532        3,039        3,507
Interest and other income                                                      3,217        3,169        2,157

Depreciation and amortization                                                (21,948)     (13,992)      (8,855)
Interest                                                                     (19,374)     (12,659)     (11,442)
Amortization of deferred financing costs                                        (718)        (509)        (639)
General and administrative                                                    (3,765)      (2,413)      (1,717)
Loss from hedge termination                                                       --         (138)         (42)
Provision for litigation loss                                                   (930)          --           --
                                                                           ---------    ---------    ---------

       Income before gain on sales of real estate, minority interests,
        and extraordinary item                                             $  40,591    $  29,032    $  12,493
                                                                           =========    =========    =========

Assets:
 Northern California                                                       $ 241,676    $ 175,116    $ 118,696
 Southern California                                                         355,077      257,714       76,055
 Pacific Northwest                                                           198,761      213,125      124,348
                                                                           ---------    ---------    ---------

       Total segment net real estate assets                                  795,514      645,955      319,099

Non-segment net real estate assets                                            16,661       26,992       27,079
                                                                           ---------    ---------    ---------

       Net real estate assets                                                812,175      672,947      346,178

Non-segment assets                                                           119,621       65,888       70,996
                                                                           ---------    ---------    ---------

       Total assets                                                        $ 931,796    $ 738,835    $ 417,174
                                                                           =========    =========    =========


                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(14) Quarterly Results of Operations (Unaudited)

     The following is a summary of quarterly results of operations for 1998 and 1997:

                                                     Quarter ended    Quarter ended      Quarter ended     Quarter ended

                                                      December 31      September 30         June 30          March 31
                                                    --------------   ---------------    --------------    --------------
1998:
 Total revenues before gain on sale of real
  estate                                            $       33,088    $       32,651    $       31,684    $       27,836
 Gain on sale of real estate                                    --                 9                --                --
                                                    --------------    --------------    --------------    --------------
      Total revenues                                $       33,088    $       32,660    $       31,684    $       27,836
                                                    ==============    ==============    ==============    ==============
      Extraordinary item                            $       (3,912)   $         (806)   $           --    $           --
                                                    ==============    ==============    ==============    ==============
      Net income                                    $        6,894    $        9,096    $        9,884    $        9,546
                                                    ==============    ==============    ==============    ==============
 Per unit data:
   Net income:
    Basic                                           $         0.23    $         0.36    $         0.41    $         0.43
                                                    ==============    ==============    ==============    ==============
    Diluted                                         $         0.23    $         0.36    $         0.40    $         0.42
                                                    ==============    ==============    ==============    ==============
1997:
 Total revenues before gain on sale of real
  estate                                            $       24,463    $       21,975    $       19,580    $       18,551
 Gain (loss) on sale of real estate
                                                               (13)            4,713               414                --
                                                    --------------    --------------    --------------    --------------
      Total revenues                                $       24,450    $       26,688    $       19,994    $       18,551
                                                    ==============    ==============    ==============    ==============
      Extraordinary item                            $         (257)   $           --    $         (104)   $           --
                                                    ==============    ==============    ==============    ==============
      Net income                                    $        8,000    $       11,828    $        7,772    $        5,716
                                                    ==============    ==============    ==============    ==============
 Per unit data:
   Net income:
    Basic                                           $         0.42    $         0.74    $         0.43    $         0.39
                                                    ==============    ==============    ==============    ==============
                                                    $         0.44    $         0.70    $         0.42    $         0.38
                                                    ==============    ==============    ==============    ==============

                                                                     (Continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

       (Dollars in thousands, except for per unit and per share amounts)

(15) 401(k) Plan

     The Operating Partnership has a 401(k) pension plan (the Plan) for all full time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, to the maximum allowed under
     Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for non-highly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars (per individual) per year. Operating Partnership contributions to the Plan were approximately $46, $41 and $27 for the years ended December 31, 1998, 1997 and 1996.

(16) Commitments and Contingencies

     A commercial bank has issued on behalf of the Operating Partnership various letters of credit relating to financing and development transactions for an aggregate amount of $2,604 which expire between July 1999 and May 2005.

     The Operating Partnership is developing eight multifamily residential projects, which are anticipated to have an aggregate of approximately 1,578 multifamily units. The Operating Partnership expects that such projects will be completed during the next two years. In connection with these projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1998, the Operating Partnership is committed to fund approximately $95,130 relating to these projects.

     Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Operating Partnership carries no express insurance coverage for this type of environmental risk. The Operating Partnership has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

     The Operating Partnership is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

(17) Subsequent Event

     In accordance with the terms of the Convertible Preferred Stock Agreement, Tiger/Westbrook exercised the option to convert 87,500 shares of the total 1,600,000 outstanding shares of the Company's Convertible Preferred Stock into 100,000 shares of common stock on January 6, 1999.

                                                                     (Continued)

                                                                      Schedule 1

                                ESSEX PORTFOLIO, L.P.

                   Real Estate and Accumulated Depreciation

                               December 31, 1998
                            (Dollars in thousands)


                                                                                       Initial cost            Costs
                                                                                 -----------------------    capitalized
                                                                                           Buildings and   subsequent to
 Property                  Units        Location         Encumbrance               Land     improvements     acquisition
------------------        -------       -----------      -----------             --------  -------------   -------------
Encumbered multifamily
 properties
  Summerhill Park           100         Sunnyvale, CA                          $  2,654        $  4,918      $   378
  Oak Pointe                390         Sunnyvale, CA                             4,842          19,776        4,023
  Summerhill Commons        184         Newark, CA                                1,608           7,582          623
  Pathways                  296         Long Beach, CA                            4,083          16,757          559
  Villa Rio Vista           286         Anaheim, CA                               3,013          12,661        1,653
  Foothill Commons          360         Bellevue, WA                              2,435           9,821        1,894
  Woodland Commons          236         Bellevue, WA                              2,040           8,727          986
  Palisades                 192         Bellevue, WA                              1,560           6,242        1,314
                                                         --------              --------        --------      -------
                                                          100,000                22,235          86,484       11,430
                                                         --------              --------        --------      -------
  Wharfside Pointe          142         Seattle, WA                               2,245           7,020          520
  Emerald Ridge             180         Bellevue, WA                              3,449           7,801          410
  Sammamish View            153         Bellevue, WA                              3,324           7,501          330
                                                         --------              --------        --------      -------
                                                           19,520                 9,018          22,322        1,260
                                                         --------              --------        --------      -------

  Brighton Ridge            264         Renton, WA                                2,623          10,800          471
  Landmark Apartments       285         Hillsboro, OR                             3,655          14,200          404
  Eastridge Apartments      188         San Ramon, CA                             6,068          13,628          286
                                                         --------              --------        --------      -------
                                                           27,733                12,346          38,628        1,161
                                                         --------              --------        --------      -------
  Bridle Trails              92         Kirkland, WA        4,232                 1,500           5,930           95
  Bunker Hill Towers        456         Los Angeles, CA    18,311                11,498          27,871          349
  Camarillo Oaks            564         Camarillo, CA      19,420                10,953          25,254        2,656
  Evergreen Heights         200         Kirkland, WA        9,143                 3,566          13,395          231
  Huntington Breakers       342         Huntington
                                         Beach, CA         16,000                 9,306          22,720          174
  Inglenook Court           224         Bothell, WA         8,300                 3,467           7,881        1,139
  Maple Leaf                 48         Seattle, WA         2,068                   805           3,283           46
  Meadowood                 320         Simi Valley, CA    17,273                 7,852          18,592          480
  Spring Lake                69         Seattle, WA         2,265                   838           3,399           54
  Stonehedge Village        196         Bothell, WA         9,156                 3,167          12,603          142
  The Bluffs                224         San Diego, CA       8,464                 3,405           7,743          125
  The Shores (7)            348         San Ramon, CA      18,327                 8,789          18,252         (916)
  Treetops                  172         Fremont, CA         9,800                 3,520           8,182          783
  Villa Scandia             118         Ventura, CA         8,727                 1,570           3,912          107
  Wandering Creek           156         Kent, WA            5,300                 1,285           4,980          717
  Wilshire Promenade        128         Fullerton, CA       7,912                 3,118           7,385          173
  Windsor Ridge             216         Sunnyvale, CA      13,871                 4,017          10,315          433
                                                         --------              --------        --------      -------
                                                          325,822               122,255         349,131       20,639
                                                         --------              --------        --------      -------

Unencumbered multifamily
 properties
  Bristol Commons           188         Sunnyvale, CA                             5,278          11,853          604
  Casa Del Mar               96         Pasadena, CA                              1,857           4,713           64
  Casa Mango                 96         San Diego, CA                             3,011           7,006          183
  Castle Creek              216         Newcastle, WA                             4,149          16,028          695
  Foothill/Twincreeks       176         San Ramon, CA                             5,875          13,992          478
  Kings Road                196         Los Angeles, CA                           4,023           9,527          116
  Marina Cove (3)           292         Santa Clara, CA                           5,320          16,431          858
  Meadows @ Cascade         198         Vancouver, WA                             2,261           9,070          230
  Mirabella                 608         Newbury Park, CA                         15,318          40,601          516
  Park Place/Windsor
   Court/Cochran (6)        176         Los Angeles, CA                           4,965          11,806          157
  Plumtree                  140         Santa Clara, CA                           3,090           7,421          392
  Riverfront                229         San Diego, CA                             8,637          20,119          165
  Stevenson Place           200         Fremont, CA                                 996           5,582        5,019
  Tara Village              168         Tarzana, CA                               3,178           7,535          319
  The Laurels               164         Mill Creek, WA                            1,559           6,430          278
  The Village Apartments    122         Oxnard, CA                                2,349           5,579          114
  Trabucco Villas           132         Lake Forest, CA                           3,638           8,640          338
  Village @ Cascade         192         Vancouver, WA                             2,103           8,753           99
  Wimbledon Woods           560         Hayward, CA                               9,883          37,670          521
  Windsor Terrace           117         Pasadena, CA                              2,188           5,263        1,028
  Westwood                  116         Cupertino, CA                             3,989          17,185           85
                         ------                          --------              --------        --------      -------
                         11,511                          $325,822              $215,922        $620,335      $32,898
                         ======                          ========              ========        ========      =======



                                     Gross amount
                                carried at close of period
                        -----------------------------------------                                                       Depreciable
                         Land and       Buildings and                Accumulated      Date of              Date            lives
 Property               improvements    improvements     Total(1)    depreciation   construction         acquired         (years)
------------------      ------------    -------------   ---------    ------------   ------------         --------       -----------
Encumbered multifamily
 properties
  Summerhill Park      $  2,654          $   5,296     $   7,950        $ 1,609          1988               9/88          3-40
  Oak Pointe              4,844             23,797        28,641          9,184          1973              12/88          3-30
  Summerhill Commons      1,518              8,295         9,813          2,546          1987               7/87          3-40
  Pathways                4,085             17,314        21,399          4,819          1975               2/91          3-30
  Villa Rio Vista         2,985             14,342        17,327          7,019          1968               7/85          3-30
  Foothill Commons        2,437             11,713        14,150          4,227          1978               3/90          3-30
  Woodland Commons        2,042              9,711        11,753          3,397          1978               3/90          3-30
  Palisades               1,561              7,555         9,116          2,844      1969/1977 (2)          5/90          3-30
                       --------           --------      --------        -------
                         22,126             98,023       120,149         35,645
                       --------           --------      --------        -------
  Wharfside Pointe        2,252              7,533         9,785          1,250          1990               6/94          3-30
  Emerald Ridge           3,446              8,214        11,660          1,276          1987              11/94          3-30
  Sammamish View          3,328              7,827        11,155          1,135          1986              11/94          3-30
                       --------           --------      --------        -------
                          9,026             23,574        32,600          3,661
                       --------           --------      --------        -------
  Brighton Ridge          2,653             11,241        13,894            732          1986              12/96          3-30
  Landmark Apartments     3,697             14,562        18,259          1,133          1990              08/96          3-30
  Eastridge Apartments    6,088             13,894        19,982          1,086          1988              08/96          3-30
                       --------           --------      --------        -------
                         12,438             39,697        52,135          2,951
                       --------           --------      --------        -------
  Bridle Trails           1,528              5,997         7,525            233          1986              10/97          3-30
  Bunker Hill Towers     11,660             28,058        39,718            623          1968               3/98          3-30
  Camarillo Oaks         11,016             27,847        38,863          1,493          1985              07/96          3-30
  Evergreen Heights       3,644             13,548        17,192            676          1990              06/97          3-30
  Huntington Breakers     9,312             22,888        32,200            890          1984              10/97          3-30
  Inglenook Court         3,473              9,014        12,487          1,866          1985              10/94          3-30
  Maple Leaf                825              3,309         4,134            126          1986              10/97          3-30
  Meadowood               7,894             19,030        26,924          1,388          1986              11/96          3-30
  Spring Lake               857              3,434         4,291            125          1986              10/97          3-30
  Stonehedge Village      3,196             12,716        15,912            301          1986              10/97          3-30
  The Bluffs              3,439              7,834        11,273            390          1974              06/97          3-30
  The Shores (7)          7,098             19,027        26,125          1,225          1988              01/97          3-30
  Treetops                3,576              8,909        12,485            878          1978              01/96          3-30
  Villa Scandia           1,592              3,997         5,589            198          1971              06/97          3-30
  Wandering Creek         1,295              5,687         6,982            671          1986              11/95          3-30
  Wilshire Promenade      3,137              7,539        10,676            479          1992              01/97          3-30
  Windsor Ridge           4,018             10,747        14,765          2,744          1989              03/89          3-40
                       --------           --------      --------        -------
                        121,150            370,875       492,025         56,563
                       --------           --------      --------        -------
Unencumbered multifamily
 properties
  Bristol Commons         5,284             12,451        17,735            794          1989              01/97          3-30
  Casa Del Mar            1,873              4,761         6,634            238          1972              06/97          3-30
  Casa Mango              3,038              7,162        10,200            240          1981              12/97          3-30
  Castle Creek            4,817             16,055        20,872            134          1997              12/97          3-30
  Foothill/Twincreeks     5,940             14,405        20,345            865          1985              02/97          3-30
  Kings Road              4,029              9,637        13,666            456          1979              06/97          3-30
  Marina Cove (3)         5,322             17,287        22,609          2,887          1974               6/94          3-30
  Meadows @ Cascade       2,333              9,228        11,561            337          1988              11/97          3-30
  Mirabella              15,729             40,706        56,435          1,131          1973               3/98          3-30
  Park Place/Windsor
   Court/Cochran (6)      5,013             11,915        16,928            444          1988              08/97          3-30
  Plumtree                3,091              7,812        10,903          1,319          1975               2/94          3-30
  Riverfront              8,658             20,263        28,921            682          1990              12/97          3-30
  Stevenson Place           997             10,600        11,597          4,337          1971               4/82          3-30
  Tara Village            3,203              7,829        11,032            489          1972              01/97          3-30
  The Laurels             1,594              6,673         8,267            431          1981              12/96          3-30
  The Village Apartments  2,393              5,649         8,042            266          1974              07/97          3-30
  Trabucco Villas         3,841              8,775        12,616            370          1985              10/97          3-30
  Village @ Cascade       2,151              8,804        10,955            295          1995              12/97          3-30
  Wimbledon Woods        10,334             37,740        48,074            944          1975               3/98          3-30
  Windsor Terrace         2,497              5,982         8,479            226          1972              09/97          3-30
  Westwood                4,050             17,209        21,259            190          1963               3/98          3-30
                       --------           --------      --------        -------
                       $217,337           $651,818      $869,155        $73,638
                       ========           ========      ========        =======

                                                                      Schedule 1

                             ESSEX PORTFOLIO, L.P.

                   Real Estate and Accumulated Depreciation

                               December 31, 1998
                            (Dollars in thousands)






                                Total                                                   Initial cost
                               rentable                                           ---------------------------
                                square                                                        Buildings and
     Property                  footage           Location       Encumbrance       Land         improvements
------------------------     -----------      --------------   ------------       ----      ------------------

Commercial properties
  925 East Meadow               17,404         Palo Alto, CA             --          1,401          3,172
  777 California (4)(5)         44,827         Palo Alto, CA             --             --          6,700
                                ------                             --------       --------        -------
                                62,231                                   --          1,401          9,872
                                ======                             --------       --------        -------
Total multifamily and
 commercial properties                                             $325,822       $217,323        630,207
                                                                   ========       ========        =======


                                                      Gross amount
                            Costs                carried at close of period
                         capitalized     -------------------------------------------
                        subsequent to      Land and     Buildings and                    Accumulated
      Property           acquisition     improvements    improvements    Total(1)        depreciation
----------------------- -------------   --------------  -------------  -------------     ------------
Commercial properties
  925 East Meadow            805           1,762             3,616        5,378                 145
  777 California (4)(5)    8,731              16            15,415       15,431               4,006
                         -------        ---------         --------     --------             -------
                           9,536           1,778            19,031       20,809               4,151
                         -------        ---------         --------     --------             -------
Total multifamily and
 commercial properties   $42,434        $219,115          $670,849     $889,964             $77,789
                         =======        ========          ========     ========             =======


                                                                             Depreciable
                                  Date of                 Date                 lives
     Property                   construction             acquired              (years)
-----------------------     -------------------   -------------------   -------------------
Commercial properties
  925 East Meadow                 1984                  11/97                  3-30
  777 California (4)(5)           1987                   7/86                  3-30



Total multifamily and
 commercial properties

(1)   The aggregate cost for federal income tax purposes is $749,718.
(2)   Phase I was built in 1969 and Phase II was built in 1977.
(3)   A portion of land is leased pursuant toground lease expiring in 2028.
(4)   Land is leased pursuant toground lease expiring in 2054.
(5) These properties secure the Operating PartnershipAEs $10,000 line of credit.
(6) Cochran Apartments,58 unit multifamily community, was purchased in April 1998 and is adjacent to Park Place/Windsor Court.
      Initial capitalized cost was $5,547.
(7) A portion of The Shores land value was allocated to real estate under development for the Canyon Point project in the amount of $1,757.

A summary of activity for real estate and accumulated depreciation is as follows:

                                               1998          1997         1996
                                           -------------  -----------  -----------
Real estate:
    Balance at beginning of year           $730,987        393,809      284,358
    Improvements                             12,200          4,533        3,406
    Acquisition of real estate              169,934        345,750      118,107
    Disposition of real estate              (23,157)       (13,105)     (12,062)
                                           --------      ---------     --------
    Balance at end of year                 $889,964       $730,987     $393,809
                                           ========       ========     ========


                                               1998          1997         1996
                                           -------------  -----------  -----------
Accumulated depreciation:
    Balance at beginning of year            $58,040       $ 47,631      $40,281
    Dispositions                             (2,183)        (3,504)      (1,470)
    Depreciation expense - Acquisitions       2,888          2,086          905
    Depreciation expense                     19,044         11,827        7,915
                                            -------        -------      -------
    Balance at end of year                  $77,789        $58,040      $47,631
                                            =======        =======      =======