Form 10-Q
period 1999-03-31
ESSEX PORTFOLIO LP
filed 1999-05-17
CIK 1053059

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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


               925 East Meadow Drive, Palo Alto, California 94303
                    (Address of principal executive offices)
                                   (Zip code)

                                 (650) 494-3700
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No __
                                        -----

                               TABLE OF CONTENTS
                                   FORM 10-Q


                            Part I                               Page No.
                                                                 --------
Item 1   Financial Statements (Unaudited)                            3

         Consolidated Balance Sheets
         as of March 31, 1999 and December 31, 1998                  4

         Consolidated Statements of Operations
         for the three months ended March 31, 1999 and 1998          5

         Consolidated Statements of Partners' Capital
         for the three months ended March 31, 1999
         and the year ended December 31, 1998                        6

         Condensed Consolidated Statements of Cash Flows
         for the three months ended March 31, 1999 and 1998          7

         Notes to Consolidated Financial Statements                  8

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        12

Item 3   Quantitative and Qualitative Disclosure About Market Risk  17

                                    Part II

Item 2   Changes in Securities and Use of Proceeds                  19

Item 6   Exhibits and Reports on Form 8-K                           19

         Signatures                                                 20

Part I   Financial Information
------   ---------------------

Item 1:  Financial Statements (Unaudited)
         --------------------------------

        Essex Portfolio, L.P., a California limited partnership, ("the Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. ("Essex" or "The Company"). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

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

                                        ESSEX PORTFOLIO, L.P.
                                     Consolidated Balance Sheets
                                             (Unaudited)
                                       (Dollars in thousands)


                                                                March 31,             December 31,
                       Assets                                     1999                    1998
                       ------                            -------------------      ----------------------
Real estate:
    Rental properties:
         Land and land improvements                        $         219,264        $            219,115
         Buildings and improvements                                  674,396                     670,849
                                                         -------------------      ----------------------
                                                                     893,660                     889,964
         Less accumulated depreciation                               (83,866)                    (77,789)
                                                         -------------------      ----------------------
                                                                     809,794                     812,175
    Investments                                                       11,239                      10,590
    Real estate under development                                     77,391                      53,213
                                                         -------------------      ----------------------
                                                                     898,424                     875,978

Cash and cash equivalents-unrestricted                                 2,245                       2,548
Restricted cash                                                       15,249                      15,532
Notes and other related party receivables                             10,788                      10,450
Notes and other receivables                                           18,738                      18,809
Prepaid expenses and other assets                                      4,825                       3,444
Deferred charges, net                                                  5,142                       5,035
                                                         -------------------      ----------------------
                                                           $         955,411        $            931,796
                                                         ===================      ======================

     Liabilities and Partners' Capital
     ---------------------------------

Mortgage notes payable                                     $         352,778        $            325,822
Lines of credit                                                       32,000                      35,693
Accounts payable and accrued liabilities                              29,906                      28,601
Distributions payable                                                 11,320                      11,145
Deferred gain                                                          5,002                       5,002
Other liabilities                                                      5,313                       5,301
                                                         -------------------      ----------------------
                 Total liabilities                                   436,319                     411,564

Minority interests                                                     2,946                       2,951

Partners' capital:
    General
    Partner:
         Common equity                                               353,400                     352,295
         Preferred equity                                             35,454                      37,505
                                                         -------------------      ----------------------
                                                                     388,854                     389,800
    Limited
    Partners:
         Common equity                                                25,142                      25,331
         Preferred equity                                            102,150                     102,150
                                                         -------------------      ----------------------
                                                                     127,292                     127,481
                                                         -------------------      ----------------------
                 Total partners' capital                             516,146                     517,281
                                                         -------------------      ----------------------
                 Total liabilities and partners'
                 capital                                   $         955,411        $            931,796
                                                         ===================      ======================

See accompanying notes to the consolidated unaudited financial statements.

                            ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                         Three months ended
                                                               ------------------------------------------
                                                                  March 31,                    March 31,
                                                                    1999                         1998
                                                               -------------                -------------
Revenues:
     Rental                                                    $      31,902                $      26,530
     Other property                                                      696                          522
                                                               -------------                -------------
           Total property                                             32,598                       27,052
     Interest and other                                                1,292                          784
                                                               -------------                -------------
           Total revenues                                             33,890                       27,836
                                                               -------------                -------------

Expenses:
     Property operating expenses:
           Maintenance and repairs                                     2,095                        2,268
           Real estate taxes                                           2,517                        2,187
           Utilities                                                   1,995                        1,717
           Administrative                                              2,743                        1,903
           Advertising                                                   509                          378
           Insurance                                                     221                          300
           Depreciation and amortization                               6,045                        4,669
                                                               -------------                -------------
                                                                      16,125                       13,422

     Interest                                                          4,934                        3,797
     Amortization of deferred financing costs                            130                          144
     General and administrative                                        1,011                          818
                                                               -------------                -------------
           Total expenses                                             22,200                       18,181
                                                               -------------                -------------
           Income before minority interests                           11,690                        9,655
     Minority interests                                                 (146)                        (109)
                                                               -------------                -------------
           Net income                                                 11,544                        9,546
     Dividends on preferred units - general partner                     (831)                        (875)
     Dividends on preferred units - limited partner                   (2,145)                        (722)
                                                               -------------                -------------
           Net income available to common units                 $      8,568                 $      7,949
                                                                ============                 ============
Per Operating Partnership Unit data:
     Basic:
           Net income                                           $       0.46                 $       0.43
                                                                ============                 ============
        Weighted average number of partnership units
          outstanding during the period                           18,608,130                   18,491,659
                                                                ============                 ============
     Diluted:

           Net income                                           $       0.46                 $       0.42
                                                                ============                 ============
        Weighted average number of partnership units
          outstanding during the period                           18,761,479                   18,722,273
                                                                ============                 ============

Distributions per Operating Partnership common unit:            $      0.500                 $      0.450
                                                                ============                 ============

  See accompanying notes to the consolidated unaudited financial statements.

                            ESSEX PORTFOLIO, L.P.
                Consolidated Statements of Partners' Capital
              For the three months ended March 31, 1999 and the
                        year ended December 31, 1998
                                 (Unaudited)
                      (Dollars and units in thousands)

                                            General Partner                      Limited Partners
                                      -----------------------------   ----------------------------------------
                                                          Preferred                       Preferred
                                         Common Equity     Equity       Common Equity      Equity
                                      ------------------  ---------   ----------------    ---------
                                       Units     Amount     Amount    Units    Amount      Amount      Total
                                      ------    --------    -------   -----    -------    --------    --------
Balance at December 31, 1997          16,615    $361,410    $37,505   1,873    $25,487    $      -    $424,402
Contribution-net proceeds from
  perpetual preferred units                -           -          -       -          -     102,150     102,150
Contribution-net proceeds from
  options exercised                       24         464          -       -          -           -         464
Contribution-net proceeds from
  dividend reinvestment plan               2          10          -       -          -           -          10
Net income                                 -      22,829      3,500       -      3,496       5,595      35,420
Partners' distributions                    -     (32,418)    (3,500)      -     (3,652)     (5,595)    (45,165)
                                      ------    --------    -------   -----    -------    --------    --------
Balances at December 31, 1998         16,641    $352,295    $37,505   1,873    $25,331    $102,150    $517,281
                                      ------    --------    -------   -----    -------    --------    --------
Common units issued from
  conversion of Convertible
  Preferred Stock                        100       2,051     (2,051)      -          -           -           0
Redemption of limited partner
  common units                             -           -          -      (7)      (200)          -        (200)
Contribution-net proceeds from
  options exercised                       14          39          -       -          -           -          39
Net income                                 -       7,623        831       -        945       2,145      11,544
Partners' distributions                    -      (8,608)      (831)      -       (934)     (2,145)    (12,518)
                                      ------    --------    -------   -----    -------    --------    --------
Balances at March 31, 1999            16,755    $353,400    $35,454   1,866    $25,142    $102,150    $516,146
                                      ======    ========    =======   =====    =======    ========    ========

   See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                        Three months ended
                                                                               ----------------------------------------
                                                                                March 31,                     March 31,
                                                                                  1999                          1998
                                                                               ----------                     ---------
Net cash provided by operating activities                                       $  18,800                     $  13,683
                                                                               ----------                     ---------
Cash flows from investing activities:
     Additions to real estate                                                      (4,874)                      (99,578)
     Increase in restricted cash                                                      283                        (8,181)
     Issuance of notes receivable                                                    (152)                         (140)
     Additions to related party notes and other receivables                          (815)                       (3,836)
     Repayments of related party notes and other receivables                          477                         2,833
     Additions to real estate under development                                   (24,834)                       (2,112)
     Distributions from investments in corporations
          and limited partnerships                                                    327                           161
     Dispositions of real estate                                                        -                        15,842
                                                                                ---------                     ---------
          Net cash used in investing activities                                   (29,588)                      (95,011)
                                                                                ---------                     ---------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
          and lines of credit                                                      53,000                        74,275
     Repayment of mortgage and other notes payable
          and lines of credit                                                     (29,737)                      (40,550)
     Additions to deferred charges                                                   (337)                         (424)
     Net proceeds from preferred units sale                                             -                        58,275
     Payment of offering related costs                                                 62                            25
     Contributions from stock options exercised and shares
      issued through dividend reinvestment plan - general partner                      39                           208
     Distributions to limited partners and minority interest                       (3,026)                         (843)
     Redemption of operating partnership units - limited partner                     (200)                            -
     Distributions to general partners                                             (9,316)                       (8,346)
                                                                                ---------                     ---------
          Net cash provided by financing activities                                10,485                        82,620
                                                                                ---------                     ---------
Net (decrease) increase in cash and cash equivalents                                 (303)                        1,292
Cash and cash equivalents at beginning of period                                    2,548                         4,282
                                                                                ---------                     ---------
Cash and cash equivalents at end of period                                      $   2,245                      $  5,574
                                                                                =========                     =========
Supplemental disclosure of cash flow information:
          Cash paid for interest, net of amount capitalized                     $   3,446                     $   3,410
                                                                                =========                     =========
Supplemental disclosure of non-cash investing and
          financing activities:
               Distributions payable                                            $  11,320                     $   9,919
                                                                                =========                     =========

  See accompanying notes to the consolidated unaudited financial statements.

                 Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)

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

    The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1998.

    The Company is the sole general partner in the Operating Partnership, owning an 90.0%, 89.9% and 89.9% general partnership interest as of March 31, 1999, December 31, 1998 and March 31, 1998, respectively.

    As of March 31, 1999, the Operating Partnership operates and has ownership interests in 58 multifamily properties (containing 12,267 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions
    ------------------------


    (A)  Development Activities
    ---------------------------

    The Operating Partnership is developing eight multifamily residential projects, which are anticipated to contain an aggregate of 1,578 multifamily units. The Operating Partnership expects that such projects will be completed during 1999. In connection with these projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of March 31, 1999, the Operating Partnership is committed to fund approximately $83,000, representing the estimated cost to complete these projects.

    (B) Equity Transactions
    -----------------------

    On January 6, 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 87,500 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 100,000 shares of the Company's Common Stock ("Common Stock"). The Company has filed a shelf registration statement covering

                 Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


    Tiger/Westbrook's resale of all shares of Common Stock issuable upon conversion of the Convertible Preferred Stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998.

    Subsequent to March 31, 1999, Tiger/Westbrook converted an additional 437,500 shares of Convertible Preferred Stock into 500,000 shares of Common Stock. As of April 30, 1999, Tiger Westbrook owned 1,075,000 shares of Convertible Preferred Stock.

    In March 1999 the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price not to exceed $29.00 in the open market or through negotiated or block transactions.

    (C)  Debt Related Transactions
    ------------------------------

    On February 24, 1999, the Operating Partnership entered into two long-term non-recourse mortgages totaling $27.5 million. The two loans are secured by one property each; both properties were previously unencumbered. The loans bear interest at a fixed rate of 6.4% and are due in April 2009. The proceeds were used to reduce outstanding balances under the Operating Partnership's $100 million unsecured line of credit.

    (D)  Subsequent Events
    ----------------------

    In April 1999, the Operating Partnership purchased 257,000 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $27.14. The amount paid for the shares will be reflected as a reduction of the general partner's common equity in the Operating Partnership's consolidated balance sheets for the quarter ended June 30, 1999.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 1999 and 1998 totaled $102 and $76, respectively and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $225 and $201 for the three months ended March 31, 1999 and 1998, respectively.

    Other income includes interest income of $86 and $205 for the three months ended March 31, 1999 and 1998, respectively, earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest ("Joint Ventures"). Other income also includes management fee income earned by the Operating Partnership from its Joint Ventures of $159 and $105 for the three months ended March 31, 1999 and 1998, respectively. Also included in other income for the three months ended March 31, 1999 and 1998 is $185 and $-0-, respectively representing income earned from operations of the Operating Partnership's Joint Venture development projects.

                 Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


Notes and other related party receivables as of March 31, 1999 and December 31, 1998 consist of the following:


                                                                  March 31,                       December 31,
                                                                    1999                              1998
                                                                  ---------                       ------------
    Notes receivable from Joint Ventures:
      Note receivable from Highridge Apartments
      secured, bearing interest at 9.4%,
      due March 2008                                               $ 1,047                           $ 1,047

      Note receivable from Fidelity I, secured,
      bearing interest at 8%, due on demand                          1,358                             1,358

      Note receivable from Fidelity I and JSV, secured,
      bearing interest at 9.5-10%, due 2015                            800                               800

      Note receivable from Highridge,
      non-interest bearing, due on demand                            3,038                             2,928

      Note receivable from Portland Shopping Centers,
      non-interest bearing, due on demand                            1,209                             1,209

      Note receivable from Anchor Village,
      non-interest bearing, due on demand                            1,054                               933

    Other related party receivables:
      Loans to officers, bearing interest at 8%, due
      April 2006                                                       500                               500

      Other related party receivables, substantially
      due on demand                                                  1,782                             1,675
                                                                   -------                           -------
                                                                   $10,788                           $10,450
                                                                   =======                           =======

    Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) Forward Treasury Contracts:
    ---------------------------

    The Operating Partnership has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of March 31, 1999, the Operating Partnership would be obligated to pay approximately $3,172.

    The Operating Partnership has a LIBOR based swap contract for a notional amount of $12,298, fixing the one month LIBOR rate at 6.14%. This contract limits the Operating Partnership's interest rate exposure on borrowings on its LIBOR based lines of credit. If this contract were settled as of March 31, 1999 the Operating Partnership would be obligated to pay approximately $240.

(5) New Accounting Pronouncements:
    ------------------------------

    In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
    133), Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership will adopt SFAS 133

                 Notes to Consolidated Financial Statements
                           March 31, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


    for interim periods beginning in 2000, the effective date of SFAS 133. Had SFAS 133 been implemented in the first quarter of 1999, a charge to earnings of $3,172 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded. Such charge would be considered a non-recurring item and therefore would not effect the Operating Partnership's calculation of funds from operations.

(6) Segment Information:
    --------------------

    The Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Operating Partnership's two commercial properties. Excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.


                                                         Three months ended
                                                 March 31, 1999     March 31, 1998
                                                 ---------------  ------------------
    Revenues
         Northern California                           $ 11,288            $  9,242
         Southern California                             12,509               9,143
         Pacific Northwest                                8,116               7,780
                                                       --------            --------
         Total segment revenues                          31,913              26,165
    Non-segment property revenues                           685                 887
    Interest and other income                             1,292                 784
                                                       --------            --------
         Total revenues                                $ 33,890            $ 27,836
                                                       ========            ========
    Net operating income:
      Northern California                              $  8,562            $  6,828
      Southern California                                 8,332               5,915
      Pacific Northwest                                   5,376               4,926
                                                       --------            --------
         Total segment net operating income              22,270              17,669
    Non-segment net operating income                        248                 630
    Interest and other income                             1,292                 784
    Depreciation and amortization                        (6,045)             (4,669)
    Interest                                             (4,934)             (3,797)
    Amortization of deferred financing costs               (130)               (144)
    General and administrative                           (1,011)               (818)
                                                       --------            --------
         Income before minority interests              $ 11,690            $  9,655
                                                       ========            ========

                                                 March 31, 1999   December 31, 1998
                                                 --------------   -----------------
    Assets:
      Northern California                              $240,166            $241,676
      Southern California                               354,607             355,077
      Pacific Northwest                                 197,424             198,761
                                                       --------            --------
         Total segment net real estate assets           792,197             795,514
    Non-segment net real estate assets                   17,597              16,661
                                                       --------            --------
         Net real estate assets                         809,794             812,175
    Non-segment assets                                  145,617             119,621
                                                       --------            --------
         Total assets                                  $955,411            $931,796
                                                       ========            ========


Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended March 31, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Company's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 1999, December 31, 1998 and March 31, 1998, owned an 90.0%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 1999, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for 98% and 97% of its property revenues for the three months ended March 31, 1999 and 1998, respectively. The Operating Partnership's properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 48 multifamily residential properties and its headquarters building. Of the properties acquired since the IPO, 11 are located in Northern California, 21 are located in Southern California, 16 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 9,498 multifamily units and approximately 17,500 square feet for the headquarters building with total capitalized acquisition costs of approximately $716.7 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a total net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

The Operating Partnership has committed approximately $204.9 million relating to eight development projects which are expected to contain an aggregate of 1,578 multifamily units and to be substantially completed during 1999. At March 31, 1999, the Operating Partnership's remaining commitment to fund the estimated total cost of such projects is approximately $83.0 million.

The Operating Partnership defines "financial occupancy" as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for the three months ended March 31, 1999 and 1998) increased to 96.1% for the three months ended March 31, 1999 from 95.8%, for the three months ended March 31, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the three months ended March 31, 1999 and 1998 are as follows:


                              March 31,   March 31,
                                1999        1998
                             ----------  ----------
     Northern California         96.8%       96.9%
     Southern California         97.0%       96.1%
     Pacific Northwest           94.4%       94.0%

The Operating Partnership's commercial properties were 100% occupied (based on square footage) as of March 31, 1999.

Results of Operations

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 1998.
---------------

Total Revenues increased by $6,054,000 or 21.7% to $33,890,000 in the first quarter of 1999 from $27,836,000 in the first quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                 Three Months Ended
                                                       March 31,
                                       Number of  --------------------     Dollar     Percentage
                                      Properties   1999         1998       Change       Change
                                      ----------  -------      -------     ------    -----------
Revenues
   Property revenues Same Store
     Properties
      Northern California                 12      $ 9,151      $ 8,774      $  377         4.3%
      Southern California                 15        8,625        7,967         658         8.3
      Pacific Northwest                   18        7,562        7,174         388         5.4
      Commercial                           2          685          496         189        38.1
                                          --      -------      -------      ------       -----
         Total property revenues
           Same Store Properties          47       26,023       24,411       1,612         6.6%
                                          ==
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 1998                  6,575        2,641       3,934       149.0
                                                  -------      -------      ------       -----
         Total property revenues                   32,598       27,052       5,546        20.5
                                                  -------      -------      ------       -----

Interest and other income                           1,292          784         508        64.8
                                                  -------      -------      ------       -----
         Total revenues                           $33,890      $27,836      $6,054        21.7%
                                                  =======      =======      ======       =====


As set forth in the above table, $3,934,000 of the $6,054,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998. During this period, the Operating Partnership acquired interests in five multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property and three retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $1,612,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.6% to $26,023,000 in the first quarter of 1999 from $24,411,000 in the first quarter of 1998. The majority of this increase was attributable to the 15 Same Store Properties located in Southern California. The property revenues of these properties increased by $658,000 or 8.3% to $8,625,000 in the first quarter of 1999 from $7,967,000 in the first quarter of 1998. The $658,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.0% in the first quarter of 1999 from 96.1% in the first quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $388,000 or 5.4% to $7,562,000 in the first quarter of 1999 from $7,174,000 in the first quarter of 1998. The $388,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 94.4% in the first quarter of 1999 from 94.0% in the first quarter of 1998. The 12 multifamily Same Store Properties located in Northern California also contributed to the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Northern California increased by $377,000 or 4.3% to $9,151,000 in the first quarter of 1999 from $8,774,000 in the first quarter of 1998. This $377,000 increase is primarily attributable to rental rate increases as reduced by the effect of the decrease in financial occupancy to 96.8% in the first quarter of 1999 from 96.9% in the first quarter of 1998. The increase in total revenue also reflected an increase of $508,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and also income earned from the Operating Partnership's investments in joint venture development projects.

Total Expenses increased by $4,019,000 or approximately 22.1% to $22,200,000 in the first quarter of 1999 from $18,181,000 in the first quarter of 1998. Interest expense increased by $1,137,000 or 29.9% to $4,934,000 in the first quarter of 1999 from $3,797,000 in the first quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $1,327,000 or 15.2% to $10,080,000 in the first quarter of 1999 from $8,753,000 in the first quarter of 1998. Of such increase, $1,475,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $193,000 in the first quarter of 1999 from the amount for the first quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $1,998,000 to $11,544,000 in the first quarter of 1999 from $9,546,000 in the first quarter of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At March 31, 1999, the Operating Partnership had $2,245,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT requirements. The Operating Partnership has credit facilities in the aggregate committed amount of approximately $110,000,000. At March 31, 1999 the Operating Partnership had $32,000,000 outstanding on its lines of credit, with interest rates during the first quarter of 1999 ranging from 6.0% to 6.8%. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating

Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership's unrestricted cash balance decreased by $303,000 from $2,548,000 as of December 31, 1998 to $2,245,000 as of March 31, 1999. This
decrease was primarily a result of $29,588,000 of net cash used in investing activities, which was offset by $18,800,000 of net cash provided by operating activities and $10,485,000 of net cash provided by financing activities. Of the $29,588,000 net cash used in investing activities, $24,834,000 was used to fund real estate under development and $4,874,000 was used to upgrade rental properties. The $10,485,000 net cash provided by financing activities was primarily a result of $53,000,000 of proceeds from mortgage and other notes payable and lines of credit as offset by $29,737,000 of repayments of mortgages and other notes payable and lines of credit and $12,342,000 of dividends/distributions paid.

As of March 31, 1999, the total amount of the Operating Partnership's outstanding debt was $384,778,000. Such indebtedness consisted of $293,958,000 in fixed rate debt, $32,000,000 of variable rate debt under the Operating Partnership's line of credit and $58,820,000 of debt represented by tax exempt variable rate demand bonds, of which $29,220,000 is capped at a maximum interest rate of 7.2%.

As of March 31, 1999, 35 of the Operating Partnership's majority owned properties were encumbered by debt. The agreements underlying these encumbrances contain customary restrictive covenants which the Operating Partnership believes do not have a material adverse effect on its operations. As of March 31, 1999, the Operating Partnership was in compliance with such covenants. Also, of the Operating Partnership's 35 properties encumbered by debt, 20 were secured by deeds of trust relating solely to those properties. With respect to the remaining 15 properties, eight properties secured one mortgage, three properties secured one mortgage, three properties secured one mortgage and one property secured the Operating Partnership's $10 million line of credit.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the asset and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for Acquisition Properties renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings.
The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing eight multifamily residential projects, which are anticipated to contain an aggregate of 1,578 multifamily units. The Operating Partnership expects that such projects will be completed during 1999. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $204,900,000. As of March 31, 1999, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $83,000,000. The Operating Partnership expects to fund such commitments with some combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Operating Partnership pays quarterly distributions from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its lines of credit.

Year 2000 Compliance

The Operating Partnership's State of Readiness. The Operating Partnership utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Operating Partnership's software applications contains source code that are unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification or replacement of such applications will be necessary. The Operating Partnership currently believes that its "Year 2000" issues are limited to information technology ("IT") systems (i.e., software programs and computer operating systems). There are no significant non-IT systems (i.e., devices used to control, monitor or assist the operation of equipment and machinery), the failure of which would have a material effect on the Operating Partnership's operations. The Operating Partnership has completed its assessment of the Year 2000 compliance issues presented by its IT systems.

Employing a team made up of internal personnel, the Operating Partnership has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. The Operating Partnership has communicated with third parties with whom it does significant business, such as financial institutions and vendors to determine their readiness for Year 2000 compliance. Based on position statements received by the Operating Partnership, it appears that the Year 2000 compliance effort being made by third parties with which the Operating Partnership does significant business is sufficient to avoid a material adverse impact on the Operating Partnership's liquidity or ongoing results of operations. However, no assurance can be given regarding the cost of their failure to comply. The Operating Partnership is in the process of developing contingency plans should third parties with which the Operating Partnership does significant business fail to be Year 2000 compliant.

Costs of Addressing the Operating Partnership's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Operating Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Operating Partnership's liquidity or ongoing results of operations. As of March 31, 1999, no compliance costs have been incurred by the Operating Partnership. The costs of any future assessment and remediation will be paid out of the Operating Partnership's general and administrative expenses.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Internal Revenue Code of 1986 ("the Code"). Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth Operating Partnership's calculation of Funds from Operations for the three months ended March 31, 1999 and 1998.


                                              March 31, 1999   March 31, 1998
                                              ---------------  ---------------
Income before minority interests                 $11,690,000      $ 9,655,000
Adjustments:
          Depreciation & amortization              6,045,000        4,669,000
          Adjustment for unconsolidated
            joint ventures                           367,000          296,000

          Perpetual preferred distribution
              and minority interests (1)          (2,363,000)        (907,000)
                                                 -----------      -----------

          Funds from Operations                  $15,739,000      $13,713,000
                                                 ===========      ===========
     Weighted average number
      shares outstanding diluted (1)              20,496,718       20,550,845
                                                 ===========      ===========

(1) Includes all outstanding shares of the general partner common equity and preferred equity and assumes conversion of all limited partner common equity into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion. Also includes potentially dilutive common shares.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of March 31, 1999 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.


For Year Ended:
 (In thousands)                1999     2000    2001     2002     2003   Thereafter     Total

Fixed rate debt              $1,809   20,395   2,429   24,472   30,083      214,770      $293,958
Average interest rate          7.06%    7.06%   6.56%    6.56%    5.71%        5.71%

Variable rate LIBOR debt     $    -   32,000       -        -        -       58,820(1)   $ 90,820
Average interest rate             -     6.20%      -        -        -         5.50%

(1) $29,220,000 is capped at 7.2%

The Operating Partnership has a LIBOR based swap contract for a notional amount of $12,298,000 fixing the one month LIBOR at 6.14% which limits interest rate exposure on borrowings under the LIBOR based lines of credit and matures in 2002. The fair value of this contract as of March 31, 1999 is approximately $239,500. The Operating Partnership also has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and will be settled in 2000. The fair value of these contracts as of March 31, 1999 is approximately $3,171,500. The fair value represents the estimated payments that would be made to terminate the agreement at March 31, 1999.

The LIBOR based swap contract and the four forward treasury contracts represent the exposures that exist as of March 31, 1999. As firm commitments do not exist as of March 31, 1999, the information presented herein has limited predictive value. As a result, the Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Operating Partnership hedging strategies at that time, and interest rates.

Part II   Other Information
-------   -----------------

Item 2:   Changes in Securities and Use of Proceeds
          -----------------------------------------

          None


Item 6:   Exhibits and Reports on Form 8-K

          A.     Exhibits
                 --------

       27.1   Article 5 Financial Data Schedule (EDGAR Filing Only)



          B.    Reports on Form 8-K
                -------------------

               None

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



                                             ESSEX PORTFOLIO, L.P.
                                             A California Limited Partnership

                                             By:  Essex Property Trust, Inc.
                                             Its:   General Partner


                                             /s/ Mark J. Mikl
                                             -----------------------------------
                                             Mark J. Mikl, Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)


                                             May 14, 1999
                                             ----------------
                                             Date