Form 10-Q
period 1999-06-30
ESSEX PORTFOLIO LP
filed 1999-08-13
CIK 1053059

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                     OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 333-44467-01

                            ESSEX PORFOLIO, L.P.
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

                              TABLE OF CONTENTS
                                  FORM 10-Q

                         Part I                                       Page No.
                                                                      --------

Item 1      Financial Statements (Unaudited)                              3

            Consolidated Balance Sheets
            as of June 30, 1999 and December 31, 1998                     4

            Consolidated Statements of Operations
            for the three months ended June 30, 1999 and 1998             5

            Consolidated Statements of Operations
            for the six months ended June 30, 1999 and 1998               6

            Consolidated Statements of Stockholders' Equity
            for the six months ended June 30, 1999
            and the year ended December 31, 1998                          7

            Condensed Consolidated Statements of Cash Flows
            for the six months ended June 30, 1999 and 1998               8

            Notes to Consolidated Financial Statements                    9

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          15

Item 3      Quantitative and Qualitative Disclosure About Market Risk    22

                         Part II

Item 2      Changes in Securities and Use of Proceeds                    24

Item 6      Exhibits and Reports on Form 8-K                             24

            Signatures                                                   25

Part I    Financial Information
------    ---------------------


Item 1:   Financial Statements (Unaudited)
          --------------------------------

          Essex Portfolio, L.P., a California limited partnership, ("the Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. ("Essex" or the "Company"). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

          The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, stockholders' equity and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

          The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                            ESSEX PORTFOLIO, L.P.
                         Consolidated Balance Sheets
                                 (Unaudited)
                           (Dollars in thousands)

                                                                              June 30,          December 31,
                           Assets                                               1999                1998
                           ------                                            ------------       ------------
Real estate:
     Rental properties:
         Land and land improvements                                          $   233,060        $   219,115
         Buildings and improvements                                              716,517            670,849
                                                                             -----------        -----------
                                                                                 949,577            889,964
         Less accumulated depreciation                                           (90,030)           (77,789)
                                                                             -----------        -----------
                                                                                 859,547            812,175
     Investments                                                                  11,895             10,590
     Real estate under development                                                93,335             53,213
                                                                             -----------        -----------
                                                                                 964,777            875,978

Cash and cash equivalents-unrestricted                                             1,795              2,548
Restricted cash                                                                   16,601             15,532
Notes and other related party receivables                                         14,811             10,450
Notes and other receivables                                                       10,414             18,809
Prepaid expenses and other assets                                                  2,726              3,444
Deferred charges, net                                                              5,701              5,035
                                                                             -----------        -----------
                                                                             $ 1,016,825        $   931,796
                                                                             ===========        ===========
                      Liabilities and Partners' Capital
                      ---------------------------------
Mortgage notes payable                                                       $   380,035        $   325,822
Lines of credit                                                                   60,450             35,693
Accounts payable and accrued liabilities                                          36,181             28,601
Distributions payable                                                             12,346             11,145
Deferred gain                                                                      5,002              5,002
Other liabilities                                                                  5,773              5,301
                                                                             -----------        -----------
                             Total liabilities                                   499,787            411,564

Minority interests                                                                 2,598              2,951

Partners' capital:
     General Partner:
         Common equity                                                           376,642            352,295
         Preferred equity                                                          4,327             37,505
                                                                             -----------        -----------
                                                                                 380,969            389,800
     Limited Partners:
         Common equity                                                            31,321             25,331
         Preferred equity                                                        102,150            102,150
                                                                             -----------        -----------
                                                                                 133,471            127,481
                                                                             -----------        -----------
                             Total partners' capital                             514,440            517,281
                                                                             -----------        -----------
                             Total liabilities and partners' capital         $ 1,016,825        $   931,796
                                                                             ===========        ===========

  See accompanying notes to the consolidated unaudited financial statements.

                            ESSEX PORTFOLIO, L.P.
                    Consolidated Statements of Operations
                                 (Unaudited)
               (Dollars in thousands, except per unit amounts)

                                                                     Three months ended
                                                              ---------------------------------
                                                                 June 30,            June 30,
                                                                   1999               1998
                                                               -------------       ------------
Revenues:
     Rental                                                    $     33,074        $     30,273
     Other property                                                     789                 667
                                                               ------------        ------------
         Total property                                              33,863              30,940
     Interest and other                                               1,035                 744
                                                               ------------        ------------
         Total revenues                                              34,898              31,684
                                                               ------------        ------------
Expenses:
     Property operating expenses
         Maintenance and repairs                                      2,292               2,460
         Real estate taxes                                            2,443               2,231
         Utilities                                                    2,013               1,891
         Administrative                                               2,356               2,230
         Advertising                                                    492                 470
         Insurance                                                      221                 335
         Depreciation and amortization                                6,247               5,632
                                                               ------------        ------------
                                                                     16,064              15,249
                                                               ------------        ------------
     Interest                                                         5,250               5,217
     Amortization of deferred financing costs                           138                 197
     General and administrative                                       1,111               1,016
                                                               ------------        ------------
         Total expenses                                              22,563              21,679
                                                               ------------        ------------
         Income before minority interests and
             extraordinary item                                      12,335              10,005
     Minority interests                                                (169)               (121)
                                                               ------------        ------------
         Income before extraordinary item                            12,166               9,884

     Extraordinary item:
         Loss on early extinguishment of debt                           (90)               --
                                                               ------------        ------------
             Net income                                              12,076               9,884
     Dividends on preferred units-general partner                      (236)               (875)
     Dividends on preferred units-limited partner                    (2,145)             (1,492)
                                                               ------------        ------------
             Net income available to common units              $      9,695        $      7,517
                                                               ============        ============
Per operating partnership unit data:
     Basic:
         Income before extraordinary item                      $       0.51        $       0.41
         Extraordinary item - debt extinguishment                      --                  --
                                                               ------------        ------------
             Net income                                        $       0.51        $       0.41
                                                               ============        ============
         Weighted average number of partnership
           units outstanding during the period                   19,267,292          18,506,034
                                                               ============        ============
     Diluted:
         Income before extraordinary item                      $       0.50        $       0.40
         Extraordinary item - debt extinguishment                      --                  --
                                                               ------------        ------------
             Net income                                        $       0.50        $       0.40
                                                               ============        ============
         Weighted average number of partnership
           units outstanding during the period                   19,464,608          18,721,303
                                                               ============        ============
     Distributions per Operating Partnership common unit       $       0.55        $       0.50
                                                               ============        ============


  See accompanying notes to the consolidated unaudited financial statements.

                            ESSEX PORTFOLIO, L.P.
                    Consolidated Statements of Operations
                                 (Unaudited)
               (Dollars in thousands, except per unit amounts)


                                                                       Six months ended
                                                              ---------------------------------
                                                                June 30,             June 30,
                                                                  1999                 1998
                                                              --------------       ------------
Revenues:
     Rental                                                    $     64,976        $     56,803
     Other property                                                   1,485               1,189
                                                               ------------        ------------
         Total property                                              66,461              57,992
     Interest and other                                               2,328               1,528
                                                               ------------        ------------
         Total revenues                                              68,789              59,520
                                                               ------------        ------------
Expenses:
     Property operating expenses
         Maintenance and repairs                                      4,386               4,728
         Real estate taxes                                            4,960               4,418
         Utilities                                                    4,008               3,608
         Administrative                                               5,099               4,133
         Advertising                                                  1,001                 848
         Insurance                                                      443                 635
         Depreciation and amortization                               12,292              10,301
                                                               ------------        ------------
                                                                     32,189              28,671
                                                               ------------        ------------

     Interest                                                        10,184               9,014
     Amortization of deferred financing costs                           268                 341
     General and administrative                                       2,122               1,834
                                                               ------------        ------------
         Total expenses                                              44,763              39,860
                                                               ------------        ------------
         Income before minority interests and
             extraordinary item                                      24,026              19,660

     Minority interests                                                (316)               (230)
                                                               ------------        ------------
         Income before extraordinary item                            23,710              19,430

     Extraordinary item:
         Loss on early extinguishment of debt                           (90)               --
                                                               ------------        ------------
             Net income                                              23,620              19,430
     Dividends on preferred units-general partner                    (1,067)             (1,750)
     Dividends on preferred units-limited partner                    (4,291)             (2,214)
                                                               ------------        ------------
             Net income available to common stockholders       $     18,262        $     15,466
                                                               ============        ============
Per operating partnership unit data:
     Basic:
         Income before extraordinary item                      $       0.97        $       0.84
         Extraordinary item - debt extinguishment                      --                  --
                                                               ------------        ------------
             Net income                                        $       0.97        $       0.84
                                                               ============        ============
         Weighted average number of partnership
           units outstanding during the period                   18,939,532          18,498,886
                                                               ============        ============
     Diluted:
         Income before extraordinary item                      $       0.96        $       0.83
         Extraordinary item - debt extinguishment                      --                  --
                                                               ------------        ------------
             Net income                                        $       0.96        $       0.83
                                                               ============        ============
         Weighted average number of partnership
           units outstanding during the period                   19,107,134          18,726,460
                                                               ============        ============
     Distributions per Operating Partnership common unit       $       1.05        $       0.95
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

                            ESSEX PORTFOLIO, L.P.
                Consolidated Statements of Partners' Capital
             For the three months ended March 31, 1999 and the
                        year ended December 31, 1998
                                 (Unaudited)
                      (Dollars and units in thousands)

                                               General Partner                           Limited Partners
                                      -----------------------------------        --------------------------------
                                                               Preferred                                 Preferred
                                          Common Equity         Equity              Common Equity         Equity
                                      --------------------     ----------       --------------------     --------
                                       Units      Amount        Amount           Units      Amount        Amount        Total
                                      -------    ---------     ----------       ------     ---------     --------      ---------
Balances at December 31, 1997         16,615     $ 361,410     $  37,505         1,873     $  25,487     $    --       $ 424,402

Contribution-net proceeds
      from perpetual preferred
      units                             --            --            --            --            --         102,150       102,150
Contribution-net proceeds
      from options exercised              24           464          --            --            --            --             464
Contribution-net proceeds
      from dividend reinvest-
      ment plan                            2            10          --            --            --            --              10
Net income                              --          22,829         3,500          --           3,496         5,595        35,420
Partners' distributions                 --         (32,418)       (3,500)         --          (3,652)       (5,595)      (45,165)
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------

Balances at December 31, 1998         16,641     $ 352,295     $  37,505         1,873     $  25,331     $ 102,150     $ 517,281

Common units issued from
      conversion of Convertible
      Preferred Stock                  1,618        33,178       (33,178)         --            --            --              --
Redemption of limited
      partner common units              --            --            --             (46)       (1,438)         --          (1,438)
Common units purchased
      by Operating Partnership          (257)       (6,991)         --            --            --            --          (6,991)
Issuance of limited
      partner common units              --            --            --             274         7,469          --           7,469
Contribution-net proceeds
      from options exercised              20           362          --            --            --            --             362
Net income                              --          16,262         1,067          --           2,000         4,291        23,620
Partners' distributions                 --         (18,464)       (1,067)         --          (2,041)       (4,291)      (25,863)
                                   ---------     ---------     ---------     ---------     ---------     ---------     ---------

Balances at June 30, 1999             18,022     $ 376,642     $   4,327         2,101     $  31,321     $ 102,150     $ 514,440
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

                            ESSEX PORTFOLIO, L.P.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Dollars in thousands)

                                                                              Six months ended
                                                                        --------------------------
                                                                          June 30,        June 30,
                                                                           1999            1998
                                                                        ----------       ---------
Net cash provided by operating activities                               $  37,825        $  28,223
                                                                        ---------        ---------
Cash flows from investing activities:
     Additions to real estate                                             (29,557)        (126,632)
     Increase in restricted cash                                           (1,069)          (8,886)
     Dispositions of real estate                                             --             15,842
     Additions to related party notes and other receivables                (4,361)          (2,696)
     Repayment of related party notes and other receivables                 8,493            1,147
     Additions to real estate under development                           (41,370)         (10,987)
     Distributions from investments in corporations
        and limited partnerships                                              762              461
                                                                        ---------        ---------
         Net cash used in investing activities                            (67,102)        (131,751)
                                                                        ---------        ---------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                               117,650          150,347
     Repayment of mortgage and other notes payable
        and lines of credit                                               (54,480)        (102,848)
     Additions to deferred charges                                           (934)          (1,882)
     Payment of offering related costs                                       (314)            (110)
     Net proceeds from preferred units sales                                 --             77,775
     Contribution from stock options exercised and shares
        issued through dividend reinvestment plan-general partner             362              339
     General partner common shares purchased by
         limited partners                                                  (6,991)            --
     Distributions to minority interest and limited partners               (6,776)          (2,806)
     Redemption of operating partnership units-limited partner             (1,438)            --
     Distributions to general partner                                     (18,555)         (16,596)
                                                                        ---------        ---------
         Net cash provided by financing activities                         28,524          104,219
                                                                        ---------        ---------

Net decrease (increase) in cash and cash equivalents                         (753)             691
Cash and cash equivalents at beginning of period                            2,548            4,282
                                                                        ---------        ---------
Cash and cash equivalents at end of period                              $   1,795        $   4,973
                                                                        =========        =========
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $2,682 and
         $1,775 capitalized                                             $   7,193        $   8,236
                                                                        =========        =========
Supplemental disclosure of non-cash investing and
   Financing activities:
     Mortgage notes payable assumed in connection
         with purchase of real estate                                   $  15,800        $  18,443
                                                                        =========        =========
     Contribution of Operating Partnership Units in
         connection with the purchase of real estate                    $   7,469        $    --
                                                                        =========        =========
     Distributions payable                                              $  12,346        $  11,799
                                                                        =========        =========


    See accompanying notes to consolidated unaudited financial statements.

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


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

     The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.9% and 89.9% general partnership interest as of June 30, 1999, December 31, 1998 and June 30, 1998, respectively.

     Currently, the Operating Partnership operates and has ownership interests in 64 multifamily properties (containing 12,974 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

(A)  Acquisition Activities
---  ----------------------

     On April 30, 1999, the Operating Partnership purchased Glenbrook and Euclid Apartments, together a 169-unit apartment community located in Pasadena, California for an aggregate contract price of $13,600. These communities feature secure parking garages, controlled security access, and pool areas. In connection with this transaction, the Operating Partnership obtained a $4,400, 7.0% fixed rate, secured loan which matures in April 2009. Also, the Operating Partnership assumed a $2,900, 7.6% fixed rate, secured loan which matures in July 2007. A portion of the amount paid for the properties was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for either cash, or at the Company's option an aggregate of 273,912 shares of the Company's common stock. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     On June 4, 1999, the Operating Partnership purchased a leasehold interest in Fairways Apartments, with a remaining term of 28 years. Fairways Apartments is a 74-unit apartment community, located in Newport Beach, California and was purchased for a contract price of $7,500. This community features vaulted ceilings, two-car garages, spa and pool areas.

     On June 11, 1999, the Operating Partnership purchased Columbus and Loraine Apartments, together a 215-unit apartment community located in Glendale, California for an aggregate contract price of $21,100. In connection with this transaction, the Operating Partnership assumed a $4,500, 7.3%

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


     fixed rate, secured loan which matures in December 2007. Also, the Operating Partnership assumed a $8,400, 7.8% fixed rate, secured loan which matures in August 2007. These communities feature fitness centers, pool and spa areas and fireplaces.

     These second quarter 1999 acquisitions were funded with the proceeds from the mortgage loans, assumed loans and Operating Partnership interests as indicated above, and the Operating Partnership's line of credit.

(B)  Development Activities
---  ----------------------

     The Operating Partnership is developing seven multifamily residential projects, which are anticipated to contain an aggregate of 1,333 multifamily units. As of June 30, 1999, construction is complete on 100% of the units on two of these development projects. The remaining five projects are anticipated to be substantially completed by the year ended December 31, 1999. In connection with these projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of June 30, 1999, the Operating Partnership is committed to fund approximately $71,000, representing the estimated cost to complete these projects.

     One project which was previously reported as a development project achieved stabilized occupancy in the third quarter of 1999. The 245-unit apartment community, Park Hill @ Issaquah, located in Issaquah, Washington, is owned by a joint venture in which the Operating Partnership owns a 45% interest and will receive a 12% preferred return on the equity it has invested. In addition, the Operating Partnership has an option to purchase the property five years subsequent to completion. The community is located amid wooded hillsides and has convenient freeway access. The community also features spacious units, direct access garages, and other amenities including a video theatre, pool and spa, and exercise room. The Operating Partnership's interest in the joint venture is reported as a component of investments in the accompanying consolidated balance sheets as of June 30, 1999.

(C)  Equity Transactions
---  -------------------

     In the first six months of 1999, WBP I Holding Corp. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and WBP II Holding Corp. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 1,415,313 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 1,617,501 shares of Common Stock. As of June 30, 1999, Tiger Westbrook owned 184,687 shares of Convertible Preferred Stock.

     In March 1999, the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price per share not to exceed $29.00 in the open market or through negotiated or block transactions. In April 1999, the Operating Partnership purchased 257,000 shares of the Company's outstanding Common Stock. The weighted average price paid for the shares was $27.14. The amount paid for the shares is reflected as a reduction of the issued general partner common equity in the accompanying consolidated balance sheets as of June 30, 1999.

(D)  Debt Related Transactions
---  -------------------------

     On June 18, 1999, the Operating Partnership replaced its credit enhancement agreement on $16,000 of its variable rate secured multifamily housing mortgage revenue bonds. In connection with this transaction, the Operating Partnership obtained an $7,500, 7.7% fixed rate, secured loan which matures in June 2009. The Operating Partnership wrote-off $90 of costs related to the previous credit enhancement agreement which is presented as a loss on early extinguishment of debt in the accompanying

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


     consolidated statements of operations. The effective variable interest rate of the $16,000 bonds was reduced from 6.9% to 4.8%.

(E)  Other- Earthquake Insurance
---  ---------------------------

     On June 13, 1999, the Operating Partnership renewed its earthquake insurance policy. The insurance coverage is unchanged from the prior year and provides for an aggregate limit of $40,000, payable upon a covered loss in excess of a $7,500 self-insured retention amount. The insurance also provides for a per building deductible of 5% in California and 2% in Oregon and Washington.

(F)  Subsequent Event
---  ----------------

     On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $49,000.

(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 1999 and 1998 totaled $110 and $61, respectively, and $212 and $137 for the six months ended June 30, 1999 and 1998, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $247 and $229 for the three months ended June 30, 1999 and 1998, respectively, and $412 and $430 for the six months ending June 30, 1999 and 1998, respectively.

     Other income includes interest income of $86 and $330 for the three months ended June 30, 1999 and 1998, respectively, and $172 and $535 for the six months ended June 30, 1999 and 1998, respectively. This interest income was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest ("Joint Ventures"). Other income also includes management fee income and investment income earned by the Operating Partnership from its Joint Ventures of $150 and $100 for the three months ended June 30, 1999 and 1998, respectively and $310 and $205 for the six months ended June 30, 1999 and 1998, respectively. Also included in other income is income earned from operations of the Operating Partnership's Joint Venture development projects of $234 and $419 for the three and six months ended June 30, 1999, respectively. No income was earned from operations of the Operating Partnership's Joint Venture development projects in 1998.

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


Notes and other related party receivables as of June 30, 1999 and December 31, 1998 consist of the following:

                                                                                                   June 30,       December 31,
                                                                                                   --------       ------------
Notes receivable from Joint Ventures:                                                                1999             1998
                                                                                                     ----             ----
     Note receivable from Highridge Apartments
     secured, bearing interest at 9.4%, due March 2008                                             $ 1,047        $ 1,047

     Note receivable from Fidelity I, secured,
     bearing interest at 8%, due on demand                                                           4,843          1,358

     Note receivable from Fidelity I and JSV, secured,
     bearing interest at 9.5-10%, due 2015                                                             800            800

     Note receivable from Highridge,
     non-interest bearing, due on demand                                                             3,199          2,928

     Note receivable from Portland Shopping Centers,
     non-interest bearing, due on demand                                                             1,209          1,209

     Note receivable from Anchor Village,
     non-interest bearing, due on demand                                                             1,147            933

   Other related party receivables:
     Loans to officers, bearing interest at 8%, due April 2006                                         500            500

     Other related party receivables, substantially due on demand                                    2,066          1,675
                                                                                                   -------        -------
                                                                                                   $14,811        $10,450
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

(4)  Forward Treasury Contracts:
     ---------------------------

     The Operating Partnership has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,520 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of June 30, 1999, the Operating Partnership would be obligated to pay approximately $899.

(5)  New Accounting Pronouncements:
     ------------------------------

     In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
     133), Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership will adopt SFAS 133 for interim periods beginning in 2001, the effective date of SFAS 133, as amended. Had SFAS 133 been implemented in 1999, a charge to earnings of $899 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded for the six months ended June 30, 1999. Such charge would be considered a non-recurring item and therefore would not effect the Operating Partnership's calculation of funds from operations.

(6)  Segment Information:
     --------------------

     The Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Operating Partnership's commercial properties. Excluded from segment revenues is interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


     other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                      Three months ended
                                                 June 30, 1999    June 30, 1998
                                               -----------------  --------------
   Revenues
         Northern California                         $ 11,617        $ 10,509
         Southern California                           13,301          11,717
         Pacific Northwest                              8,373           8,096
                                                     --------        --------
            Total segment revenues                     33,291          30,322
   Non-segment property revenues                          572             618
   Interest and other income                            1,035             744
                                                     --------        --------
            Total revenues                           $ 34,898        $ 31,684
                                                     ========        ========

   Net operating income:
         Northern California                         $  8,957        $  7,898
         Southern California                            9,130           7,626
         Pacific Northwest                              5,695           5,357
                                                     --------        --------
            Total segment net operating income         23,782          20,881
   Non-segment net operating income                       264             442
   Interest and other income                            1,035             744
   Depreciation and amortization                       (6,247)         (5,632)
   Interest                                            (5,250)         (5,217)
   Amortization of deferred financing costs              (138)           (197)
   General and administrative                          (1,111)         (1,016)
                                                     --------        --------
            Income before minority interests
              and extraordinary item                 $ 12,335        $ 10,005
                                                     ========        ========

                                                        Six months ended
                                                June 30, 1999     June 30, 1998
                                               ----------------   -------------
   Revenues
         Northern California                         $ 22,905        $ 19,751
         Southern California                           25,810          20,860
         Pacific Northwest                             16,489          15,863
                                                     --------        --------
            Total segment revenues                     65,204          56,474
   Non-segment property revenues                        1,257           1,518
   Interest and other income                            2,328           1,528
                                                     --------        --------
            Total revenues                           $ 68,789        $ 59,520
                                                     ========        ========

   Net operating income:
      Northern California                            $ 17,520        $ 14,726
      Southern California                              17,462          13,541
      Pacific Northwest                                11,070          10,282
                                                     --------        --------
            Total segment net operating income         46,052          38,549
   Non-segment net operating income                       512           1,073
   Interest and other income                            2,328           1,528
   Depreciation and amortization                      (12,292)        (10,301)
   Interest                                           (10,184)         (9,014)
   Amortization of deferred financing costs              (268)           (341)
   General and administrative                          (2,122)         (1,834)
                                                     --------        --------
            Income before minority interests
             and extraordinary item                  $ 24,026        $ 19,660
                                                     ========        ========

                 Notes to Consolidated Financial Statements
                           June 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


   (6) Segment Information (continued):
       --------------------------------

                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------
   Assets:
      Northern California                         $  239,452           $241,676
      Southern California                            405,763            355,077
      Pacific Northwest                              196,679            198,761
                                                  ----------           --------
         Total segment net real estate assets        841,894            795,514
   Non-segment net real estate assets                 17,653             16,661
                                                  ----------           --------
         Net real estate assets                      859,547            812,175
   Non-segment assets                                157,278            119,621
                                                  ----------           --------
         Total assets                             $1,016,825           $931,796
                                                  ==========           ========

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 1999, December 31, 1998 and June 30, 1998, owned an 89.6%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively.

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

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for 98% of its property revenues for the three months ended June 30, 1999 and 1998 and 98% and 97% of its property revenues for the six months ended June 30, 1999 and 1998, respectively. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 54 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 10 are located in Northern California, 26 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 10,206 multifamily units with total capitalized acquisition costs of approximately $765.3 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since it began operations, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area at an aggregate gross sales price of approximately $71.1 million resulting in a total net realized gain of approximately $13.6 million and a deferred gain of $5.0 million.

The Operating Partnership has committed approximately $162.0 million relating to seven development projects which are expected to contain an aggregate of 1,333 multifamily units. At June 30, 1999, the Operating Partnership's remaining commitment to fund the estimated total cost of such projects is approximately $71.0 million.

Results of Operations

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 1998.
--------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for the three months ended June 30, 1999 and 1998) increased to 96.6% for the three months ended June 30, 1999 from 95.7%, for the three months ended June 30, 1998. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 1999 and 1998 are as follows:


                            June 30,   June 30,
                              1999       1998
                            ---------  ---------

     Northern California        97.5%      97.3%
     Southern California        96.5%      95.5%
     Pacific Northwest          95.6%      93.8%

The Operating Partnership's commercial properties were 100% occupied (based on square footage) as of June 30, 1999.

Total Revenues increased by $3,214,000 or 10.1% to $34,898,000 in the second quarter of 1999 from $31,684,000 in the second quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                    Three Months Ended
                                                        June 30,
                                        Number of       --------            Dollar     Percentage
                                        Properties    1999        1998      Change       Change
                                        ----------    ----        ----      ------       ------
Revenues
   Property revenues Quarterly Same
    Store Properties
      Northern California                   13       $10,973    $10,509     $ 464          4.4%
      Southern California                   16        10,513      9,729       784          8.1
      Pacific Northwest                     18         7,768      7,330       438          6.0
      Commercial                             2           687        689        (2)        (0.3)
                                            --       -------    -------     -----          ---
         Total property revenues
           Quarterly Same Store
             Properties                     49        29,941     28,257     1,684          6.0
                                            ==
   Property revenues properties
     acquired/disposed of
     subsequent to March 31, 1998                      3,922      2,683     1,239         46.2
                                                     -------    -------    ------         ----
         Total property revenues                      33,863     30,940     2,923          9.4
                                                     -------    -------    ------         ----

Interest and other income                              1,035        744       291         39.1
                                                     -------    -------    ------         ----
         Total revenues                              $34,898    $31,684    $3,214         10.1%
                                                     =======    =======    ======         ====

As set forth in the above table, $1,239,000 of the $3,214,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 1998. During this period, the Operating Partnership acquired interests in eight multifamily properties (the "Acquisition Properties"), and disposed of one multifamily property (the "Disposition Property").

Of the increase in total revenues, $1,684,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 6.0% to $29,941,000 in the second quarter of 1999 from $28,257,000 in the second quarter of 1998. The majority of this increase was attributable to the 16 multifamily Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Southern California increased by $784,000 or 8.1% to $10,513,000 in the second quarter of 1999 from $9,729,000 in the second quarter of 1998. This $784,000 increase is primarily attributable to rental rate increases and the increase in financial occupancy to 96.5% in the second quarter of 1999 from 95.5% in the second quarter of 1998. The 13 Quarterly Same Store Properties located in Northern California accounted for the next largest regional component of the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $464,000 or 4.4% to $10,973,000 in second quarter of 1999 from $10,509,000 in the second quarter of 1998. The $464,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.5% in the second quarter of 1999 from 97.3% in the second quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $438,000 or 6.0% to $7,768,000 in the second quarter of 1999 from $7,330,000 in the second quarter of 1998. The $438,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.6% in the second quarter of 1999 from 93.8% in the second quarter of 1998. The increase in total revenue also reflected an increase of $291,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's investments in joint venture development projects.

Total Expenses increased by $884,000 or approximately 4.1% to $22,563,000 in the second quarter of 1999 from $21,679,000 in the second quarter of 1998. Interest expense increased by $33,000 or 0.6% to $5,250,000 in the second quarter from $5,217,000 in the second quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by lower average interest rates incurred on outstanding debt balances. Property operating expenses, exclusive of depreciation and amortization, increased by $200,000 or 2.1% to $9,817,000 in the second quarter of 1999 from $9,617,000 in the second quarter of 1998. Of such increase, $390,000 was attributable to the Acquisition Properties and the Disposition Property. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $95,000 in the second quarter of 1999 from the amount for the second quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $2,192,000 to $12,076,000 in the second quarter of 1999 from $9,884,000 in the second quarter of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June
-----------------------------------------------------------------------------
30, 1998.
---------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for the six months ended June 30, 1999 and 1998) increased to 96.5% for the six months ended June 30, 1999 from 95.7% for the six months ended June 30, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 1999 and 1998 are as follows:

                              June 30,   June 30,
                                1999       1998
                             ---------   ---------

     Northern California        97.4%      97.1%
     Southern California        97.0%      95.8%
     Pacific Northwest          95.0%      93.9%

The Operating Partnership's commercial properties were 100% occupied (based on square footage) as of June 30, 1999.

Total Revenues increased by $9,269,000 or 15.6% to $68,789,000 for the first six months of 1999 from $59,520,000 for the first six months of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                    Six Months Ended
                                                        June 30,
                                        Number of       --------            Dollar     Percentage
                                        Properties    1999        1998      Change       Change
                                        ----------    ----        ----      ------       ------
Revenues
   Property revenues Same Store
     Properties
      Northern California                    12      $18,470     $17,702    $  768         4.3%
      Southern California                    14       16,898      15,590     1,308         8.4
      Pacific Northwest                      18       15,329      14,504       825         5.7
      Commercial                              2        1,485       1,199       286        23.9
                                             --      -------     -------    ------        ----
         Total property revenues
           Same Store Properties             46       52,182      48,995     3,187         6.5%
                                             ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1997                  14,279       8,997     5,282        58.7
                                                     -------     -------    ------        ----
         Total property revenues                      66,461      57,992     8,469        14.6
                                                     -------     -------    ------        ----

Interest and other income                              2,328       1,528       800        52.4
                                                     -------     -------    ------        ----
         Total revenues                              $68,789     $59,520    $9,269        15.6%
                                                     =======     =======    ======        ====

As set forth in the above table, $5,282,000 of the $9,269,000 increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1997. During this period, the Operating Partnership acquired interests in ten multifamily properties (the "Post-1997 Acquisition Properties"), and disposed of one multifamily property and three retail shopping centers (the "Post-1997 Disposition Properties").

Of the increase in total revenues, $3,187,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.5% to $52,182,000 in the first six months of 1999 from $48,995,000 in the first six months of 1998. The majority of this increase was attributable to the 14 Same Store Properties located in Southern California. The property revenues of these properties increased by $1,308,000 or 8.4% to $16,898,000 in first six months of 1999 from $15,590,000 in the first six months of 1998. The $1,308,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.0% in the first six months of 1999 from 95.8% in the first six months of 1998. The 18 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $825,000 or 5.7% to $15,329,000 in the first six months of 1999 from $14,504,000 in the first six months of 1998. The $825,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.0% in the first six months of 1999 from 93.9% in first six months of 1998. The 12 multifamily residential properties located in Northern California also contributed to the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Northern California increased by $768,000 or 4.3% to $18,470,000 in the first six months of 1999 from $17,702,000 in the first six months of 1998. This $768,000 increase is primarily attributable to rental rate increases and the effect of the increase in financial occupancy to 97.4% in the first six months of 1999 from 97.1% in the first six months of 1998. The increase in total revenue also reflected an increase of $800,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's investments in joint venture development projects.

Total Expenses increased by $4,903,000 or approximately 12.3% to $44,763,000 in the first six months of 1999 from $39,860,000 in the first six months of 1998. Interest expense increased by $1,170,000 or 13.0% to $10,184,000 in the first six months from $9,014,000 in the first six months of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $1,527,000 or 8.3% to $19,897,000 in the first six months of 1999 from $18,370,000 in the first six months of 1998. Of such increase, $1,829,000 was attributable to the Post-1997 Acquisition Properties and the Post-1997 Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $288,000 in the first six months of 1999 from the amount for the first six months of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $4,190,000 to $23,620,000 in the first six months of 1999 from $19,430,000 in the first six months of 1998. A significant component of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 1999, the Operating Partnership had $1,795,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Operating Partnership's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At June 30, 1999 the Operating Partnership had $60,450,000 outstanding on its line of credit, with interest rates during the second quarter of 1999 ranging from 6.0% to 6.2%.

In addition to the unsecured line of credit, the Operating Partnership had $380,035,000 of secured indebtedness at June 30, 1999. Such indebtedness consisted of $321,215,000 in fixed rate debt with interest rates varying from 6.5% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first six months of 1999 of 5.5% and maturity dates ranging from 2020 to 2026. A portion of the tax exempt variable rate demand bonds, $29,220,000, is capped at a maximum interest rate of 7.3%.

The Operating Partnership's unrestricted cash balance decreased by $753,000 from $2,548,000 as of December 31, 1998 to $1,795,000 as of June 30, 1999. This
decrease was primarily a result of $67,102,000 of net cash used in investing activities, which was offset by $37,825,000 of net cash provided by operating activities and $28,524,000 of net cash provided by financing activities. Of the $67,102,000 net cash used in investing activities, $41,370,000 was used to fund real estate under development and $29,557,000 was used to purchase and upgrade rental properties. The $28,524,000 net cash provided by financing activities was primarily a result of $117,650,000 of proceeds from mortgage and other notes payable and lines of credit as offset by $54,480,000 of repayments of mortgages and other notes payable and lines of credit and $25,331,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $315 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 1999. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings.
The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 1999 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing seven multifamily residential projects, which are anticipated to contain an aggregate of 1,333 multifamily units. Construction is complete on two of the projects, and leasing activities have begun at five of the projects. The Operating Partnership expects that construction on the remaining five projects will be substantially completed by the year ended December 31, 1999, with leasing activities completed by the second quarter of 2000. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $162,000,000. As of June 30, 1999, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $71,000,000. The Operating Partnership expects to fund such commitments with a combination of its working capital amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. One project which was previously reported as a development project has achieved stabilized occupancy subsequent to the second quarter of 1999. This project, Park Hill @ Issaquah, is owned by a joint venture in which the Operating Partnership owns a 45% interest.

On July 28, 1999, The Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $49,000,000. The net proceeds were used primarily to reduce outstanding balances under the Operating Partnership's line of credit.

Pursuant to existing shelf registration statements, the Operating Partnership has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Operating Partnership pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its lines of credit.

Year 2000 Compliance

The Operating Partnership's State of Readiness.   Employing a team made up of
internal personnel, the Operating Partnership has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Operating Partnership can provide no assurances that its internal systems will not be adversely affected by the Year 2000 date change.

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

Costs of Addressing the Operating Partnership's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Operating Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Operating Partnership's liquidity or ongoing results of operations. As of June 30, 1999, no compliance costs have been incurred by the Operating Partnership. The costs of any future assessment and remediation will be paid out of the Operating Partnership's general and administrative expenses.

Risks of the Operating Partnership's Year 2000 issues. The Operating Partnership believes that it is taking appropriate steps to assess and address its Year 2000 issues and currently does not expect that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within the Operating Partnership's control. Should either the Operating Partnership's internal systems and devices or the internal systems and devices of one or more critical vendors fail to achieve Year 2000 readiness, the Operating Partnership's business and its results of operations could be adversely affected.

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"). Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the

Operating Partnership's presentation of Funds From Operations. The following table sets forth Operating Partnership's calculation of Funds from Operations for the three and six months ended June 30, 1999 and 1998.

                                            Three months ended           Six months ended
                                            ------------------           ----------------
                                          June 30       June 30       June 30       June 30
                                        ------------  ------------  ------------  ------------
                                            1999          1998          1999          1998
                                            ----          ----          ----          ----
Income before
   minority interests and
   extraordinary item                   $12,335,000   $10,005,000   $24,026,000   $19,660,000
Adjustments:
Depreciation & amortization               6,247,000     5,632,000    12,292,000    10,301,000
Adjustment for unconsolidated
  joint ventures                            366,000       366,000       732,000       662,000

Minority interests (1)                   (2,397,000)   (1,692,000)   (4,760,000)   (2,599,000)
                                        -----------   -----------   -----------   -----------

Funds from Operations                   $16,551,000   $14,311,000   $32,290,000   $28,024,000
                                        ===========   ===========   ===========   ===========
     Weighted average number
      shares outstanding diluted (1)     20,476,092    20,549,875    20,478,496    20,555,032
                                        ===========   ===========   ===========   ===========

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of June 30, 1999 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                               1999       2000       2001     2002     2003       Thereafter     Total
Fixed rate debt (In thousands)
                                           $ 1,354       21,034     3,114    25,206   30,870      239,637      $321,215
Average interest rate                         7.06%        7.06%     6.56%              6.56%        5.71%         5.71%

Variable rate LIBOR debt (In thousands)
                                           $   --       $60,450       --        --       --        58,820(1)   $119,270
Average interest rate                          --          6.20%      --        --       --          5.50%

(1) $29,220,000 is capped at 7.3%

The Operating Partnership has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.14%-6.26% which limit interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of these contracts as of

June 30, 1999 is approximately $899,000. The fair value represents the estimated payments that would be made to terminate the agreement at June 30, 1999.

The four forward treasury contracts represent the exposures that exist as of June 30, 1999. As firm commitments do not exist as of June 30, 1999, the information presented herein has limited predictive value. As a result, the Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Operating Partnership's hedging strategies at that time, and interest rates.

Part II  Other Information
-------  -----------------

Item 2:      Changes in Securities and Use of Proceeds
             -----------------------------------------

             (c)  Recent Sales of Unregistered Securities

             On July 28, 1999, Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership") as to which the Company is the sole general partner, completed the private placement of 2,000,000 9.30% Series D Cumulative Redeemable Preferred Units (the "Perpetual Preferred Units"), representing a limited partnership interest of the Operating Partnership, to two related institutional investors in return for contributions to the Operating Partnership totaling $50 million. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 9.30% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series D Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series D Preferred Stock will have certain rights to cause the Company to register such shares of Series D Preferred Stock. On July 30, 1999, the Company filed Articles Supplementary reclassifying 2,000,000 shares of its Common Stock, par value $.0001 per share, as 2,000,000 shares of Series D Preferred Stock and setting forth the rights, preference and privileges of the Series D Preferred Stock.

             The net proceeds from the above private placement were used to reduce outstanding balances on the Operating Partnership's line of credit.

             The above private Placement was completed pursuant to the exemption from registration contained in Section 4(2) the Securities Act of 1933, as amended.


Item 6:      Exhibits and Reports on Form 8-K

             A.    Exhibits
                   --------

              3.1 Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999.

             10.1 Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999.

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



                                             ESSEX PORTFOLIO, L.P.
                                             A California Limited Partnership

                                             By:  Essex Property Trust, Inc.
                                             Its:   General Partner

                                             /s/ Mark J. Mikl
                                             ----------------
                                             Mark J. Mikl, Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)


                                             August 12, 1999
                                             ---------------
                                             Date