Form 10-Q
period 1999-09-30
ESSEX PORTFOLIO LP
filed 1999-11-15
CIK 1053059

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                               TABLE OF CONTENTS
                                   FORM 10-Q


                       Part I                                       Page No.
                                                                    --------

Item 1   Financial Statements (Unaudited)                              3

         Consolidated Balance Sheets
         as of September 30, 1999 and December 31, 1998                4

         Consolidated Statements of Operations
         for the three months ended September 30, 1999 and 1998        5

         Consolidated Statements of Operations
         for the nine months ended September 30, 1999 and 1998         6

         Consolidated Statements of Partner's Capital
         for the nine months ended September 30, 1999
         and the year ended December 31, 1998                          7

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1999 and 1998         8

         Notes to Consolidated Financial Statements                    9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15

Item 3   Quantitative and Qualitative Disclosure About Market Risk     22

                       Part II

Item 2   Changes in Securities and Use of Proceeds                     24

Item 6   Exhibits and Reports on Form 8-K                              24

         Signatures                                                    25

Part I   Financial Information
------   ---------------------


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

         The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partner's capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

         The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)

                                                                   September 30,         December 31,
                               Assets                                  1999                 1998
                               ------                            ----------------    -----------------
Real estate:
   Rental properties:
     Land and land improvements                                  $        268,516     $        219,115
     Buildings and improvements                                           794,665              670,849
                                                                 ----------------    -----------------
                                                                        1,063,181              889,964
     Less accumulated depreciation                                        (92,774)             (77,789)
                                                                 ----------------    -----------------
                                                                          970,407              812,175
   Investments                                                             14,735               10,590
   Real estate under development                                           83,148               53,213
                                                                 ----------------    -----------------
                                                                        1,068,290              875,978

Cash and cash equivalents-unrestricted                                      4,338                2,548
Restricted cash                                                            16,822               15,532
Notes and other related party receivables                                  19,811               10,450
Notes and other receivables                                                11,160               18,809
Prepaid expenses and other assets                                           3,609                3,444
Deferred charges, net                                                       5,496                5,035
                                                                 ----------------    -----------------
                                                                 $      1,129,526     $        931,796
                                                                 ================    =================

                  Liabilities and Partners' Capital
                  ---------------------------------

Mortgage notes payable                                           $        379,463     $        325,822
Lines of credit                                                            57,200               35,693
Accounts payable and accrued liabilities                                   44,857               28,601
Distributions payable                                                      13,378               11,145
Deferred gain                                                               5,002                5,002
Other liabilities                                                           6,227                5,301
                                                                 ----------------    -----------------
                         Total liabilities                                506,127              411,564

Minority interests                                                         2,570                2,951

Partners' capital:
    General Partner:
       Common equity                                                      380,102              352,295
       Preferred equity                                                     4,314               37,505
                                                                 ----------------    -----------------
                                                                          384,416              389,800
    Limited Partners:
       Common equity                                                       31,048               25,331
       Preferred equity                                                   205,365              102,150
                                                                 -----------------    -----------------
                                                                          236,413              127,481
                                                                 ----------------    -----------------
                   Total partners' capital                                620,829              517,281
                                                                 ----------------    -----------------
                   Total liabilities and partners' capital       $      1,129,526    $         931,796
                                                                 ================    =================



  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per unit amounts)

                                                                                Three months ended
                                                                       ------------------------------------
                                                                       September 30,          September 30,
                                                                           1999                   1998
                                                                       -----------------   ----------------
Revenues:
  Rental                                                                $       35,699         $     31,068
  Other property                                                                   772                  722
                                                                        --------------         ------------
     Total property                                                             36,471               31,790
  Interest and other                                                             1,274                  861
                                                                        --------------         ------------
     Total revenues                                                             37,745               32,651
                                                                        --------------         ------------
Expenses:
  Property operating expenses
     Maintenance and repairs                                                     2,210                1,858
     Real estate taxes                                                           2,686                2,349
     Utilities                                                                   2,214                2,023
     Administrative                                                              2,581                2,888
     Advertising                                                                   509                  342
     Insurance                                                                     232                  224
     Depreciation and amortization                                               7,084                5,575
                                                                        --------------         ------------
                                                                                17,516               15,259
                                                                        --------------         ------------
  Interest                                                                       5,560                5,245
  Amortization of deferred financing costs                                         147                  212
  General and administrative                                                     1,096                1,007
  Provision for litigation loss                                                      -                  930
                                                                        --------------         ------------
     Total expenses                                                             24,319               22,653
                                                                        --------------         ------------
     Income before gain on sale of real estate,
      minority interests and extraordinary item                                 13,426                9,998

  Gain on the sale of real estate                                                4,708                    9
                                                                        --------------         ------------
     Income before minority interests
      and extraordinary item                                                    18,134               10,007

  Minority interests                                                              (172)                (105)
                                                                        --------------         ------------
     Income before extraordinary item                                           17,962                9,902

  Extraordinary item:
     Loss on early extinguishment of debt                                            -                 (806)
                                                                        --------------         ------------
         Net income                                                             17,962                9,096
  Dividends on preferred units-general partner                                    (149)              (2,450)
  Dividends on preferred units-limited partners                                  (3,368)                   -
                                                                        --------------         ------------
         Net income available to common units                           $       14,445         $      6,646
                                                                        ==============         ============

Per operating partnership unit data:
  Basic:
     Income before extraordinary item                                   $         0.72         $       0.40
     Extraordinary item - debt extinguishment                                        -                (0.04)
                                                                        --------------         ------------
         Net income                                                     $         0.72         $       0.36
                                                                        ==============         ============
     Weighted average number of partnership
       units outstanding during the period                                  20,137,957           18,508,701
                                                                        ==============         ============
  Diluted:
     Income before extraordinary item                                   $         0.71         $       0.40
     Extraordinary item - debt extinguishment                                        -                (0.04)
                                                                        --------------         ------------
         Net income                                                     $         0.71         $       0.36
                                                                        ==============         ============
     Weighted average number of partnership
       units outstanding during the period                                  20,573,866           18,694,894
                                                                        ==============         ============
  Distributions per Operating Partnership common unit                   $         0.55         $       0.50
                                                                        ==============         ============

  See accompanying notes to the consolidated unaudited financial statements

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                         Nine months ended
                                                             -------------------------------------------
                                                                September 30,          September 30,
                                                                    1999                    1998
                                                             --------------------    -------------------
Revenues:
  Rental                                                             $    100,675           $     87,871
  Other property                                                            2,258                  1,911
                                                                     ------------           ------------
      Total property                                                      102,933                 89,782
  Interest and other                                                        3,602                  2,389
                                                                     ------------           ------------
      Total revenues                                                      106,535                 92,171
                                                                     ------------           ------------
Expenses:
  Property operating expenses
      Maintenance and repairs                                               6,595                  6,585
      Real estate taxes                                                     7,646                  6,767
      Utilities                                                             6,222                  5,631
      Administrative                                                        7,680                  7,022
      Advertising                                                           1,510                  1,190
      Insurance                                                               675                    859
      Depreciation and amortization                                        19,376                 15,876
                                                                     ------------           ------------
                                                                           49,704                 43,930
                                                                     ------------           ------------
  Interest                                                                 15,744                 14,259
  Amortization of deferred financing costs                                    415                    553
  General and administrative                                                3,218                  2,841
  Provision for litigation loss                                                 -                    930
                                                                     ------------           ------------
      Total expenses                                                       69,081                 62,513
                                                                     ------------           ------------
      Income before gain on sale of real estate,
       minority interests and extraordinary item                           37,454                 29,658
  Gain on the sale of real estate                                           4,708                      9
                                                                     ------------           ------------
      Income before minority interests
       and extraordinary item                                              42,162                 29,667
  Minority interests                                                         (490)                  (334)
                                                                     ------------           ------------
      Income before extraordinary item                                     41,672                 29,333
  Extraordinary item:
      Loss on early extinguishment of debt                                    (90)                  (806)
                                                                     ------------           ------------
        Net income                                                         41,582                 28,527
  Dividends on preferred units-general partner                             (1,216)                (6,414)
  Dividends on preferred units-limited partners                            (7,658)                     -
                                                                     ------------           ------------
        Net income available to common units                         $     32,708           $     22,113
                                                                     ============           ============
Per operating partnership unit data:
  Basic:
      Income before extraordinary item                               $       1.70           $       1.24
      Extraordinary item - debt extinguishment                                  -                  (0.04)
                                                                     ------------           ------------
        Net income                                                   $       1.70           $       1.20
                                                                     ============           ============
      Weighted average number of partnership
       units outstanding during the period                             19,343,397             18,502,194
                                                                     ============           ============
  Diluted:
      Income before extraordinary item                               $       1.66           $       1.22
      Extraordinary item - debt extinguishment                                  -                  (0.04)
                                                                     ------------           ------------
        Net income                                                   $       1.66           $       1.18
                                                                     ============           ============
      Weighted average number of partnership
       units outstanding during the period                             20,500,206             18,688,353
                                                                     ============           ============
  Distribution per Operating Partnership common unit                 $       1.60           $       1.45
                                                                     ============           ============

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                 Consolidated Statements of Partners' Capital
             For the nine months ended September 30, 1999 and the
                         year ended December 31, 1998
                                  (Unaudited)
                        (Dollar and units in thousands)


                                               General Partner                          Limited Partners
                                  ---------------------------------------     ------------------------------------
                                                               Preferred                               Preferred
                                        Common Equity            Equity           Common Equity          Equity
                                  ------------------------    -----------     ----------------------   -----------
                                     Units        Amount         Amount         Units       Amount        Amount        Total
                                  -----------   ----------    -----------     ----------  ----------   -----------   -----------
Balances at December 31,
      1997                            16,615    $  361,410     $   37,505         1,873    $  25,487    $        -    $  424,402

Contribution-net proceeds from
      perpetual preferred units            -             -              -             -            -       102,150       102,150
Contribution-net proceeds
      from options exercised              24           464              -             -            -             -           464
Contribution-net proceeds from
      dividend reinvestment plan           2            10              -             -            -             -            10
Net income                                 -        22,829          3,500             -        3,496         5,595        35,420
Partners' distributions                    -       (32,418)        (3,500)            -       (3,652)       (5,595)      (45,165)
                                  -----------   -----------   ------------    ----------  -----------  ------------  ------------

Balances at December 31,
      1998                            16,641    $  352,295     $   37,505         1,873    $  25,331    $  102,150    $  517,281

Common units issued from
      conversion of Convertible
      Preferred Stock                  1,618        33,191        (33,191)            -            -            -              -
Redemption of limited partner
      common units                         -             -              -           (46)      (2,084)           -         (2,084)
Common units purchased
      by Operating Partnership          (257)       (6,991)             -             -            -            -         (6,991)
Issuance of limited
      partner common units                 -             -              -           274        7,469            -          7,469
Contribution-net proceeds from
      perpetual preferred units            -             -              -             -            -       103,215       103,215
Contribution-net proceeds
      from options exercised              54           922              -             -            -             -           922
Net income                                 -        29,189          1,216             -        3,519         7,658        41,582
Partners' distributions                    -       (28,504)        (1,216)            -       (3,187)       (7,658)      (40,565)
                                  -----------  ------------   ------------    ----------  -----------  ------------  ------------

Balances at September 30,
      1999                            18,056    $  380,102     $    4,314         2,101    $  31,048    $  205,365    $  620,829
                                  ===========  ============   ============    ==========  ===========  ============  ============


  See accompanying notes to the consolidated unaudited financial statements.

                            ESSEX PORTFOLIO, L.P.
               Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                           (Dollars in thousands)

                                                                                  Nine months ended
                                                                       -----------------------------------------
                                                                           September 30,       September 30,
                                                                                1999                1998
                                                                       ------------------    -------------------
 Net cash provided by operating activities                             $          61,328     $           48,725
                                                                       ------------------    -------------------

Cash flows from investing activities:
     Additions to real estate                                                   (135,882)              (152,660)
     Proceeds received from the disposition of real estate                        18,400                 26,354
     Increase in restricted cash                                                  (1,290)                (9,112)
     Additions to related party notes and other receivables                      (10,049)                (3,888)
     Repayment of related party notes and other receivables                        9,299                  2,850
     Additions to real estate under development                                  (51,636)               (24,018)
     Net (contribution to) / distribution from investments
        in corporations and limited partnerships                                  (2,806)                   531
                                                                       ------------------    -------------------
         Net cash used in investing activities                                  (173,964)              (159,943)
                                                                       ------------------    -------------------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                      216,650                199,347
     Repayment of mortgage and other notes payable
        and lines of credit                                                     (157,302)              (133,879)
     Additions to deferred charges                                                  (876)                (1,823)
     Increase in (payment of) offering related costs                                  95                   (282)
     Net proceeds from preferred units sales                                     103,215                 77,775
     Contribution from stock options exercised and shares
        issued through dividend reinvestment plan-general partner                    922                    393
     General partner common shares purchased by
         limited partners                                                         (6,991)                     -
     Distributions to minority interest and limited partners                     (10,472)                (5,624)
     Redemption of operating partnership units-limited partner                    (2,084)                     -
     Distributions to general partner                                            (28,731)               (25,900)
                                                                       ------------------    -------------------
         Net cash provided by financing activities                               114,426                110,007
                                                                       ------------------    -------------------

Net increase (decrease) in cash and cash equivalents                               1,790                 (1,211)
Cash and cash equivalents at beginning of period                                   2,548                  4,282
                                                                       ------------------    -------------------
Cash and cash equivalents at end of period                             $           4,338     $            3,071
                                                                       ==================    ===================

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $3,963 and
         $2,575 capitalized                                            $          10,579     $           10,917
                                                                       ==================    ===================

Supplemental disclosure of non-cash investing and
   Financing activities:
     Real estate under development transferred to
         rental properties                                             $          21,700     $                -
                                                                       ==================    ===================
     Mortgage notes payable assumed in connection
         with purchase of real estate                                  $          15,800     $           18,443
                                                                       ==================    ===================
     Issuance of Operating Partnership Units in
         connection with the purchase of real estate                   $           7,469     $                -
                                                                       ==================    ===================
     Distributions payable                                             $          13,378     $           10,913
                                                                       ==================    ===================

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


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

     The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.9% and 89.9% general partnership interest as of September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

     As of September 30, 1999, the Operating Partnership operates and has ownership interests in 68 multifamily properties (containing 14,486 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Acquisition Activities
     ---------------------------

     On August 31, 1999, the Operating Partnership purchased Coronado at Newport-North, a 732-unit apartment community located in Newport Beach, California for a contract price of $62,000. This property was contributed to a joint venture limited liability company, Newport Beach North LLC, subsequent to September 30, 1999 as discussed under footnote 2 (F).

     On September 30, 1999, the Operating Partnership purchased Avondale at Warner Center, a 446-unit apartment community located in Woodland Hills, California for a contract price of $35,000. A portion of the purchase price was paid with proceeds received from the sale of a commercial property, 777 California (the former headquarters building) located in Palo Alto, California.

     On September 30, 1999, the Operating Partnership invested $1,996 for a 46% limited partnership interest and Essex Management Corporation became the sole general partner in Mt. Sutro Terrace Associates, L.P. Mt. Sutro Terrace Associates, L.P. is a California limited partnership which acquired Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California for an implied value of approximately $10,260. The property has an approximate $5,800 variable rate non-recourse loan which matures in 2027.

                 Notes to Consolidated Financial Statements
                         September 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


     These third quarter 1999 acquisitions were funded with the proceeds from the disposition of the commercial property as noted above, proceeds received from the Operating Partnership's perpetual preferred units offerings and the Operating Partnership's line of credit.

     (B)  Disposition Activities
     ---------------------------

     On September 10, 1999, the Operating Partnership sold one of its commercial properties, 777 California (the former headquarters building) located in Palo Alto, California for a gross sales price of $18,400, resulting in a gain of $4,708. The building was sold to an entity controlled by a member of the Company's Board of Directors, following approval of the independent board members. The proceeds from this sale were reinvested in the purchase of Avondale at Warner Center. The transaction was an exchange transaction in accordance with the Internal Revenue Code Section 1031.

     (C)  Development Activities
     ---------------------------

     Development communities are defined by the Operating Partnership as new construction of apartment properties which are currently in a phase of construction or lease-up and have not reached stabilized operations. As of September 30, 1999, the Operating Partnership is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. In the third quarter of 1999, the Operating Partnership announced two new development communities and also reached stabilized operations at two multifamily communities containing 480 units that were previously reported as development communities. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of September 30, 1999, the Operating Partnership is committed to fund approximately $71,100.

     Perry Creek is a 132-unit development community located in Bothell, Washington. The estimated total capitalized cost for this community is $14,700. Construction has begun in the third quarter of 1999 and initial occupancy is expected in the second quarter of 2000.

     The Essex at Lake Merritt is mid/high rise development community located in Oakland, California with up to 270 units. The Operating Partnership purchased a lakefront site on Lake Merritt in downtown Oakland for a contract purchase price of $5,500 on which the Operating Partnership plans to construct a premier waterfront project. No commitments have been entered into with third parties regarding construction of this community as of September 30, 1999.

     The two projects which were previously reported as development projects and have achieved stabilized operations in the third quarter of 1999 are Park Hill at Issaquah and Hillsborough Park.

     Park Hill at Issaquah is a 245-unit multifamily property located in Issaquah, Washington. The property is owned by a joint venture in which the Operating Partnership owns a 45% interest. The Operating Partnership is entitled to a 12% preferred return on the equity it has invested. In addition, the Operating Partnership has an option to purchase the property five years subsequent to completion. The Operating Partnership's investment in the joint venture is included in investments in the accompanying consolidated balance sheets.

     Hillsborough Park is a 235-unit multifamily property located in La Habra, California. The property is wholly owned by the Operating Partnership. The total investment for the property of approximately $21,700 is included in rental properties in the accompanying consolidated balance sheets.

     (D)  Redevelopment Activities
     -----------------------------

     Redevelopment communities are defined by the Operating Partnership as existing properties owned by the Operating Partnership which have been targeted for additional investment dollars from which

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     the Operating Partnership expects to achieve increased financial returns. Redevelopment communities are currently under a phase of construction and as a result, may have less than stabilized operations. As of September 30, 1999, the Operating Partnership has three redevelopment communities in Southern California with an aggregate of 861 units for a total projected investment of $13,700.

     One redevelopment community, Monterra del Mar, a 96-unit apartment community located in Pasadena, California was completed during the third quarter of 1999 for a total investment of $1,300 in renovation expenditures.

     (E)  Equity Transactions
     ------------------------

     On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925. On September 3, 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400. Preferred units and related dividends are included in minority interest in the accompanying consolidated financial statements.

     In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement.

     (F)  Subsequent Event
     ---------------------

     On October 29, 1999, the Operating Partnership entered into two separate joint venture entities with an approximate 49.9% equity interest. Together with the joint venture partners, the Operating Partnership formed two separate private REIT entities, Newport Beach North, Inc. and Newport Beach South, Inc. Newport Beach North, Inc. and Newport Beach South, Inc. own an approximate 99.65% interest in Newport Beach North, LLC and Newport Beach South, LLC, respectively. The Operating Partnership contributed its investment of Coronado at Newport - North, an acquisition made in the third quarter of 1999, to Newport Beach North, LLC. At the same time, the partners in Newport Beach South, LLC purchased Coronado at Newport - South, a 715-unit apartment community located in Newport Beach, California for a contract price of $64,500. The two entities have identical ownership structures and profit and loss are allocated to the partners in accordance with their ownership interests.

     In connection with formation of the two joint ventures, the entities obtained non-recourse debt financing for $34,100 and $37,600 for Newport Beach North, LLC and Newport Beach South, LLC, respectively. The loans bear interest at LIBOR plus 2.25% and mature in 2002. The joint venture entities plan to invest a total of approximately $28,000 additionally into the properties for exterior and interior renovation and such investment is intended to be funded through additional advances under the loans referred to above. The Operating Partnership is entitled to management and redevelopment fee income from the joint venture and incentive payments based on the financial success of the joint venture. The Operating Partnership intends to account for its investment in the joint venture under the equity method of accounting.

                 Notes to Consolidated Financial Statements
                         September 30, 1999 and 1998
                                 (Unaudited)
      (Dollars in thousands, except for per share and per unit amounts)


(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 1999 and 1998 totaled $112 and $37, respectively, and $324 and $174 for the nine months ended September 30, 1999 and 1998, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap ("M&M"), including operating expense reimbursements of $221 and $133 for the three months ended September 30, 1999 and 1998, respectively, and $693 and $563 for the nine months ending September 30, 1999 and 1998, respectively.

     Other income includes interest income of $84 and $249 for the three months ended September 30, 1999 and 1998, respectively, and $256 and $784 for the nine months ended September 30, 1999 and 1998, respectively. This interest income was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest ("Joint Ventures"). Other income also includes management fee income and investment income earned by the Operating Partnership from its Joint Ventures of $107 and $143 for the three months ended September 30, 1999 and 1998, respectively and $416 and $348 for the nine months ended June 30, 1999 and 1998, respectively.

     Notes and other related party receivables as of September 30, 1999 and December 31, 1998 consist of the following:

                                                                           September 30,     December 31,
                                                                           -------------     ------------
                                                                               1999              1998
                                                                               ----              ----
     Notes receivable from Joint Ventures:
       Note receivable from Highridge Apartments
       secured, bearing interest at 9.4%, due March 2008                   $   1,047         $   1,047

       Note receivable from Fidelity I, secured,
       bearing interest at 8%, due on demand                                   1,358             1,358

       Note receivable from Fidelity I and JSV, secured,
       bearing interest at 9.5-10%, due 2015                                     800               800

       Note receivable from Highridge,
       bearing interest at 10%, due on demand                                  2,950                --

       Note receivable from Fidelity I,
       non-interest bearing, due on demand                                     5,411                --

       Note receivable from Highridge,
       non-interest bearing, due on demand                                     3,389             2,928

       Note receivable from Portland Shopping Centers,
       non-interest bearing, due on demand                                     2,127             1,209

       Note receivable from Anchor Village,
       non-interest bearing, due on demand                                     1,242               933

     Other related party receivables:
       Loans to officers, bearing interest at 8%, due April 2006                 500               500

       Other related party receivables, substantially due on demand              987             1,675
                                                                             -------           -------
                                                                             $19,811           $10,450
                                                                             =======           =======

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  Forward Treasury Contracts
     --------------------------

     The Operating Partnership has four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10 year treasury rate at between 6.15% - 6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to the multifamily development projects and a maturity of an $18,160 fixed rate loan. These contracts will be settled no later than June 2000. If the contracts were settled as of September 30, 1999, the Operating Partnership would be obligated to pay approximately $635.

(5)  New Accounting Pronouncements
     -----------------------------

     In June 1998, the FASB issued Financial Accounting Statement No. 133 (SFAS
     133), Accounting for Derivative Instruments and Hedging Activities. The Operating Partnership will adopt SFAS 133 for interim periods beginning in 2001, the effective date of SFAS 133, as amended. Had SFAS 133 been implemented in 1999, a charge to earnings of $635 relating to treasury contracts that do not qualify as anticipatory hedges under SFAS 133 would have been recorded for the nine months ended September 30, 1999.

(6)  Segment Information
     -------------------

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

                                                                    Three months ended
                                                         September 30, 1999     September 30, 1998
                                                         -------------------    -------------------
     Revenues
         Northern California                               $    11,898             $   11,117
         Southern California                                    15,723                 12,054
         Pacific Northwest                                       8,366                  8,121
                                                           -----------             ----------
                 Total segment revenues                         35,987                 31,292
     Non-segment property revenues                                 484                    498
     Interest and other income                                   1,274                    861
                                                           -----------             ----------
                 Total revenues                            $    37,745             $   32,651
                                                           ===========             ==========

     Net operating income:
         Northern California                               $     9,214             $    8,493
         Southern California                                    11,161                  8,130
         Pacific Northwest                                       5,639                  5,393
                                                           -----------             ----------
                 Total segment net operating income             26,014                 22,016
     Non-segment net operating income                               25                     90
     Interest and other income                                   1,274                    861
     Depreciation and amortization                              (7,084)                (5,575)
     Interest                                                   (5,560)                (5,245)
     Amortization of deferred financing costs                     (147)                  (212)
     General and administrative                                 (1,096)                (1,007)
     Provision for litigation loss                                  --                   (930)
                                                           -----------             ----------
                 Income before gain on the sale of real
                 estate, minority interests and
                 and extraordinary item                    $    13,426             $    9,998
                                                           ===========             ==========

                  Notes to Consolidated Financial Statements
                          September 30, 1999 and 1998
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)   Segment Information (continued)
      -------------------------------

                                                                           Nine months ended
                                                          September 30, 1999               September 30, 1998
                                                   ----------------------------------------------------------------
   Revenues
      Northern California                                 $     34,803                     $     30,867
      Southern California                                       41,533                           32,915
      Pacific Northwest                                         24,855                           23,997
                                                            ----------                         --------
         Total segment revenues                                101,191                           87,779
   Non-segment property revenues                                 1,742                            2,003
   Interest and other income                                     3,602                            2,389
                                                            ----------                         --------
         Total revenues                                     $  106,535                         $ 92,171
                                                            ==========                         ========

   Net operating income:
      Northern California                                   $   26,734                         $ 23,221
      Southern California                                       28,623                           21,671
      Pacific Northwest                                         16,710                           15,676
                                                            ----------                         --------
         Total segment net operating income                     72,067                           60,568
   Non-segment net operating income                                538                            1,160
   Interest and other income                                     3,602                            2,389
   Depreciation and amortization                               (19,376)                         (15,876)
   Interest                                                    (15,744)                         (14,259)
   Amortization of deferred financing costs                       (415)                            (553)
   General and administrative                                   (3,218)                          (2,841)
   Provision for litigation loss                                    --                             (930)
                                                            ----------                         --------
         Income before gain on the sale of real
          estate, minority interests and
           and extraordinary item                           $   37,454                         $ 29,658
                                                             ==========                         ========



                                                          September 30, 1999                December 31, 1998
                                                   ----------------------------------------------------------------
   Assets:
      Northern California                                     $  239,283                         $241,676
      Southern California                                        529,907                          355,077
      Pacific Northwest                                          196,041                          198,761
                                                              ----------                         --------
         Total segment net real estate assets                    965,231                          795,514
   Non-segment net real estate assets                              5,176                           16,661
                                                              ----------                         --------
         Net real estate assets                                  970,407                          812,175
   Non-segment assets                                            159,119                          119,621
                                                              ----------                         --------
         Total asset                                          $1,129,526                         $931,796
                                                              ==========                         ========

Item 2:   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 1999, December 31, 1998 and September 30, 1998, owned an 89.6%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively.

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

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 97% of its property revenues for the three and nine months ended September 30, 1999 and 1998. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 58 multifamily residential properties and its current headquarters building. Of the multifamily properties acquired since the IPO, 11 are located in Northern California, 29 are located in Southern California, 18 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 11,238 multifamily units with total capitalized acquisition costs of approximately $875.4 million. As part of its active portfolio management strategy, the Operating Partnership has sold, since its IPO, six multifamily residential properties (five in Northern California and one in the Pacific Northwest) consisting of a total of 819 units and disposed of six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $89.5 million resulting in a total net realized gain of approximately $18.5 million and a deferred gain of $5.0 million. The Operating Partnership has also achieved stabilized operations at two multifamily communities which contain an aggregate of 480 units.

The Operating Partnership is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $161,800,000. As of September 30, 1999, the Operating Partnership's remaining development commitment is approximately $71,100,000.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 1998.
-------------------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended September 30, 1999 and 1998) decreased to 96.5% for the three months ended September 30, 1999 from 96.6%, for the three months ended September 30, 1998. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 1999 and 1998 are as follows:

                            September 30,   September 30,
                                 1999            1998
                            --------------  --------------

     Northern California             97.0%           97.4%
     Southern California             97.0%           97.0%
     Pacific Northwest               95.0%           95.1%

The Operating Partnership's commercial property was 100% occupied (based on square footage) as of September 30, 1999.

Total Revenues increased by $5,094,000 or 15.6% to $37,745,000 in the third quarter of 1999 from $32,651,000 in the third quarter of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                  Three Months Ended
                                                     September 30,
                                        Number of  ----------------   Dollar  Percentage
                                        Properties   1999     1998    Change    Change
                                        ----------  -------  -------  ------  ----------
Revenues
   Property revenues Quarterly Same
    Store Properties
      Northern California                 13      $11,133    $10,773    $360      3.3%
      Southern California                 16       10,770     10,051     719      7.2
      Pacific Northwest                   18        7,760      7,523     237      3.2
      Commercial                           1           22         22      --       --
                                          --      -------     ------   -----      ---
         Total property revenues
           Quarterly Same Store
             Properties                   48       29,685     28,369   1,316      4.6
                                          ==
   Property revenues properties
     acquired/disposed of
     subsequent to June 30, 1998 (1)                6,786      3,421   3,365     98.3
                                                    -------  -------   ------  ------
         Total property revenues                   36,471     31,790   4,681     14.7
                                                    -------  -------  ------  -------

Interest and other income                           1,274        861     413     48.0
                                                   -------   -------   -----   ------
         Total revenues                           $37,745    $32,651  $5,094     15.6%
                                                  =======    =======  ======  =======

(1)  Also includes redevelopment communities and development communities.

As set forth in the above table, $3,365,000 of the $5,094,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 1998, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in eight multifamily properties and reached stabilized operations at one development community (the "Acquisition Properties"), and disposed of one multifamily property and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $1,316,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 4.6% to $29,685,000 in the third quarter of 1999 from $28,369,000 in the third quarter of 1998. The majority of this increase was attributable to the 16 multifamily Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Southern California increased by $719,000 or 7.2% to $10,770,000 in the third quarter of 1999 from $10,051,000 in the third quarter of 1998. This $719,000 increase is primarily attributable to rental rate increases. The 13 Quarterly Same Store Properties located in Northern California accounted for the next largest regional component of the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $360,000 or 3.3% to $11,133,000 in third quarter of 1999 from $10,773,000 in the third quarter of 1998. The $360,000 increase is attributable to rental rate increases which was offset by a decrease in financial occupancy to 97.0% in the third quarter of 1999 from 97.4% in the third quarter of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $237,000 or 3.2% to $7,760,000 in the third quarter of 1999 from $7,523,000 in the third quarter of 1998. The $237,000 increase is primarily attributable to rental rate increases which was offset by a decrease in financial occupancy to 95.0% in the third quarter of 1999 from 95.1% in the third quarter of 1998. The increase in total revenue also reflected an increase of $413,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's investments in joint venture development projects.

Total Expenses increased by $1,666,000 or approximately 7.4% to $24,319,000 in the third quarter of 1999 from $22,653,000 in the third quarter of 1998. Interest expense increased by $315,000 or 6.0% to $5,560,000 in the third quarter from $5,245,000 in the third quarter of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by capitalization of interest charges on the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $748,000 or 7.7% to $10,432,000 in the third quarter of 1999 from $9,684,000 in the third quarter of 1998. Of such increase, $925,000 was attributable to the Acquisition Properties and the Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $89,000 in the third quarter of 1999 from the amount for the third quarter of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $8,866,000 to $17,962,000 in the third quarter of 1999 from $9,096,000 in the third quarter of 1998. Net income for the three months ended September 30, 1999 included a gain on the sale of real estate of $4,708,000. The remainder of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended
-------------------------------------------------------------------------------
September 30, 1998.
-------------------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the nine months ended September 30, 1999 and 1998) increased to 96.6% for the nine months ended September 30, 1999 from 96.0% for the nine months ended September 30, 1998. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 1999 and 1998 are as follows:

                            September 30,   September 30,
                                 1999            1998
                            --------------  --------------

     Northern California             97.4%           97.1%
     Southern California             97.2%           96.2%
     Pacific Northwest               95.0%           94.3%

The Operating Partnership's commercial property was 100% occupied (based on square footage) as of September 30, 1999.

Total Revenues increased by $14,364,000 or 15.6% to $106,535,000 for the first nine months of 1999 from $92,171,000 for the first nine months of 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                        Nine Months Ended
                                                          September 30,
                                            Number of   -----------------  Dollar   Percentage
                                            Properties    1999     1998    Change     Change
                                            ----------  --------  -------  -------  -----------
Revenues
   Property revenues Same Store
     Properties
      Northern California                      12       $ 27,941   $26,848   $ 1,093      4.1%
      Southern California                      14         25,615    23,736     1,879      7.9
      Pacific Northwest                        18         23,089    22,028     1,061      4.8
      Commercial                                1             67        67        --       --
                                              ----      --------   -------   -------    -----
         Total property revenues
           Same Store Properties               45         76,712    72,679     4,033      5.5%
                                               ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1997 (1)                  26,221    17,103     9,118     53.3
                                                          ------  --------   -------  -------
         Total property revenues                         102,933    89,782    13,151     14.6
                                                        --------  --------   -------  -------

Interest and other income                                  3,602     2,389     1,213     50.8
                                                        --------   --------  -------   ------
         Total revenues                                 $106,535   $92,171   $14,364     15.6%
                                                        ========   ========  =======   ======

(1)  Also includes redevelopment communities and development communities.

As set forth in the above table, $9,118,000 of the $14,364,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1997, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 12 multifamily properties and reached stabilized operations at one wholly-owned development community (the "Post-1997 Acquisition Properties"), and disposed of one multifamily property, one commercial property and three retail shopping centers (the "Post-1997 Disposition Properties").

Of the increase in total revenues, $4,033,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.5% to $76,712,000 in the first nine months of 1999 from $72,679,000 in the first nine months of 1998.
The majority of this increase was attributable to the 14 Same Store Properties located in Southern California. The property revenues of these properties increased by $1,879,000 or 7.9% to $25,615,000 in first nine months of 1999 from $23,736,000 in the first nine months of 1998. The $1,879,000 increase is attributable to rental rate increases and the increase in financial occupancy to 97.2% in the first nine months of 1999 from 96.2% in the first nine months of 1998. The 12 multifamily Same Store Properties located in Northern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $1,093,000 or 4.1% to $27,941,000 in the first nine months of 1999 from $26,848,000 in the first nine months of 1998. The $1,093,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 97.4% in the first nine months of 1999 from 97.1% in first nine months of 1998. The 18 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of the these properties increased by $1,061,000 or 4.8% to $23,089,000 in the first nine months of 1999 from $22,028,000 in the first nine months of 1998. This $1,061,000 increase is primarily attributable to rental rate increases and the effect of the increase in financial occupancy to 95.0% in the first nine months of 1999 from 94.3% in the first nine months of 1998. The increase in total revenue also reflected an increase of $1,213,000 attributable to other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's investments in joint venture development projects.

Total Expenses increased by $6,568,000 or approximately 10.5% to $69,081,000 in the first nine months of 1999 from $62,513,000 in the first nine months of 1998. Interest expense increased by $1,485,000 or 10.4% to $15,744,000 in the first nine months from $14,259,000 in the first nine months of 1998. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset by the capitalization of interest charges on the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,274,000 or 8.1% to $30,328,000 in the first nine months of 1999 from $28,054,000 in the first nine months of 1998. Of such increase, $2,847,000 was attributable to the Post-1997 Acquisition Properties and the Post-1997 Disposition Properties. General and administrative expenses represents the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $377,000 in the first nine months of 1999 from the amount for the first nine months of 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $13,056,000 to $41,583,000 in the first nine months of 1999 from $28,527,000 in the first nine months of 1998. Net income for the first nine months of 1999 included a gain on the sale of real estate of $4,708,000. The remainder of the increase in net income was primarily a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 1999, the Operating Partnership had $4,338,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Operating Partnership's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At September 30, 1999 the Operating Partnership had $57,200,000 outstanding on its line of credit, with interest rates during the third quarter of 1999 ranging from 6.4% to 8.1%.

In addition to the unsecured line of credit, the Operating Partnership had $379,463,000 of secured indebtedness at September 30, 1999. Such indebtedness consisted of $320,643,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first nine months of 1999 of 5.5% and maturity dates ranging from 2020 to 2026. A portion of the tax exempt variable rate demand bonds, $45,220,000, is capped at a maximum interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $1,790,000 from $2,548,000 as of December 31, 1998 to $4,338,000 as of September 30, 1999.
This increase was primarily a result of $114,426,000 of net cash provided by financing activities and $61,328,000 of net cash provided by operating activities, which was offset by $173,964,000 of net cash used in investing activities. The $114,426,000 net cash provided by financing activities was primarily a result of $216,650,000 of proceeds from mortgage and other notes payable and lines of credit and $103,215,000 of proceeds from preferred unit sales as offset by $157,302,000 of repayments of mortgages and other notes payable and lines of credit and $39,203,000 of dividends/distributions paid. Of the $173,964,000 net cash used in investing activities, $135,882,000 was used to purchase and upgrade rental properties and $51,636,000 was used to fund real estate under development.

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

The Operating Partnership is developing eight multifamily residential communities, with an aggregate of 1,500 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $161,800,000. As of September 30, 1999, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $71,100,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. In the third quarter of 1999, the Operating Partnership announced the commencement of two new development communities and also reached stabilized occupancy at two communities that were previously reported as development communities.

On July 28, 1999, The Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925,000. The net proceeds were used primarily to reduce outstanding balances under the Operating Partnership's line of credit. On September 3, 1999, The Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to two related institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000. The net proceeds were used primarily to reduce outstanding balances under the Operating Partnership's line of credit.

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

Readiness Disclosure for Year 2000

The Operating Partnership's State of Readiness. The Operating Partnership is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Employing a team made up of internal personnel, the Operating Partnership has identified IT systems that are not Year 2000 compliant and has substantially modified or replaced such systems as necessary. However, because the full ramifications of the Year 2000 issue will not be fully realized until after the Year 2000 date change, the Operating Partnership can provide no assurances that its internal systems will not be adversely affected by the Year 2000 date change.

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

Costs of Addressing the Operating Partnership's Year 2000 issues. Given the information known at this time about the Operating Partnership's systems that are non-compliant, coupled with the Operating Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems as necessary, management does not expect Year 2000 compliance costs to have any material adverse impact on the Operating Partnership's liquidity or results of operations. As of September 30, 1999, no compliance costs have been incurred by the Operating Partnership that would not otherwise been incurred in the normal course of maintenance of the Operating Partnership's information systems. The costs of any future assessment and remediation will be charged to general and administrative expenses.

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

Funds From Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"). Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine months ended September 30, 1999 and 1998.


                                             Three months ended            Nine months ended
                                             ------------------            -----------------
                                        September 30   September 30   September 30   September 30
                                        -------------  -------------  -------------  -------------
                                            1999           1998           1999           1998
                                        -------------  -------------  -------------  -------------
Income before
   minority interests and
   extraordinary item                    $13,426,000    $ 9,998,000    $37,454,000    $29,658,000
Adjustments:
Depreciation & amortization                7,084,000      5,575,000     19,376,000     15,876,000
Adjustment for unconsolidated
  joint ventures                             366,000        365,000      1,102,000      1,027,000
Provision for litigation loss                     --        930,000             --        930,000
Minority interests (1)                    (3,616,000)    (1,754,000)    (8,378,000)    (4,353,000)
                                         -----------    -----------    -----------    -----------

Funds From Operations                    $17,260,000    $15,114,000    $49,554,000    $43,138,000
                                         ===========    ===========    ===========    ===========
     Weighted average number
      shares outstanding diluted (1)      20,573,866     20,523,466     20,500,206     20,516,925
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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of September 30, 1999 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.


For Year Ended:                               1999     2000    2001     2002    2003  Thereafter     Total

Fixed rate debt (In thousands)
                                            $1,052   21,034   3,114   25,206  30,870     239,367      $320,643
Average interest rate                         7.04%    7.04%   6.63%            6.63%       5.93%         5.93%

Variable rate LIBOR debt (In thousands)
                                            $    -   57,200       -        -       -      58,820(1)   $116,020
Average interest rate                            -     6.34%      -        -       -        5.50%

(1) $45,220,000 is capped at maximum interest rates ranging from 7.1% to 7.3%

The Operating Partnership has four forward treasury contracts for an aggregate notional amount of $60,000,000, locking the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of these contracts as of September 30, 1999 is approximately $635,000. Fair value represents the estimated payments that would be made to terminate the agreement at September 30, 1999.

The four forward treasury contracts represent the exposures that exist as of September 30, 1999. As firm commitments do not exist as of September 30, 1999, the information presented herein has limited predictive value. As a result, the Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Operating Partnership's hedging strategies at that time and interest rates.

Part II   Other Information
-------   -----------------

Item 2:   Changes in Securities and Use of Proceeds
          -----------------------------------------


         (c)  Recent Sales of Unregistered Securities

         On September 3, 1999, Essex Portfolio, L.P., a California limited partnership (the "Operating Partnership") as to which the Company is the sole general partner, completed the private placement of 2,200,000 9.25% Series E Cumulative Redeemable Preferred Units (the "Perpetual Preferred Units"), representing a limited partnership interest of the Operating Partnership, to two related institutional investors in return for contributions to the Operating Partnership totaling $55 million. The Perpetual Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time on or after the tenth anniversary of the date of this private placement (or earlier under certain circumstances) for shares of the Company's 9.25% Series E Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series E Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series E Preferred Stock will have certain rights to cause the Company to register such shares of Series E Preferred Stock. On September 7, 1999, the Company filed Articles Supplementary reclassifying 2,200,000 shares of its Common Stock, par value $.0001 per share, as 2,200,000 shares of Series E Preferred Stock and setting forth the rights, preference and privileges of the Series E Preferred Stock.

         The net proceeds from the above private placement were used to reduce outstanding balances on the Operating Partnership's line of credit.

         The above private placement was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.



Item 6:  Exhibits and Reports on Form 8-K

     A.   Exhibits
          --------


     3.1 Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999.

    10.1 Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999.

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



                                        ESSEX PORTFOLIO, L.P.
                                        A California Limited Partnership

                                        By:  Essex Property Trust, Inc.
                                        Its: General Partner

                                        /s/ Mark J. Mikl, Controller
                                        -------------------------------
                                        Mark J. Mikl, Controller
                                        (Authorized Officer and
                                        Principal Accounting Officer)


                                        November 12, 1999
                                        ---------------------
                                        Date