Form 10-K405
period 1999-12-31
ESSEX PORTFOLIO LP
filed 2000-03-30
CIK 1053059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 333-44467-01

                              ESSEX PORTFOLIO, L.P.
                              ---------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                         77-0369575
         --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [ X ] Yes [ ] No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 29.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held April 25, 2000.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                        Page No.
                                                                        --------
PART I

     Item 1   Business................................................     3
     Item 2   Properties..............................................    16
     Item 3   Legal Proceedings.......................................    18
     Item 4   Submission of Matters to a Vote of Security Holders.....    19

PART II

     Item 5   Recent Sales of Unregistered Securities.................    19
     Item 6   Summary Financial and Operating Data....................    19
     Item 7   Management's Discussion and Analysis of
               Financial Condition and Results of Operations..........    22
     Item 7A  Quantitiative and Qualitative Disclosures About
               Market Risk............................................    28
     Item 8   Financial Statements and Supplementary Data.............    28
     Item 9   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure.................    28

PART III

     Item 10  Directors and Executive Officers of the Registrant......    28
     Item 11  Executive Compensation..................................    28
     Item 12  Security Ownership of Certain Beneficial Owners
               and Management.........................................    28
     Item 13  Certain Relationships and Related Transactions..........    28

PART IV

     Item 14  Exhibits, Financial Statements Schedules and
               Reports on Form 8-K....................................   29

     Signatures.......................................................  S-1

                                     PART I

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 89.7% general partnership interest, as of December 31, 1999 (except with regard to the section entitled "Other Matters/Risk Factors," below, wherein all reference to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

FORWARD LOOKING STATEMENTS

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.7% general partnership interest and senior member of the Company's management and certain outside investors own approximately 10.3% limited partnership interest in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio consists of ownership interests in 68 properties (comprising 15,106 apartment units), 30 of which are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 16 of which are located in Northern California (the San Francisco Bay Area) and 22 of which are located in the Pacific Northwest (18 in the Seattle metropolitan area and 4 in the Portland, Oregon metropolitan area). The Operating Partnership also has ownership interests in an office building located in Northern California (Palo
Alto) which houses the Operating Partnership's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," and together with the Operating Partnership's 68 multifamily residential properties, the "Properties"). The Operating Partnership and affiliated entities and joint ventures also have entered into commitments for the development of 1,904 units in nine multifamily communities; five in Northern California, two in Southern California and two in the Pacific Northwest.

Business Objectives

The Operating Partnership's primary business objective is to maximize funds from operations and total returns to stockholders through active property and portfolio management including redevelopment of properties. The Operating Partnership's strategies include:

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

     . Management of Capital and Financial Risk. Optimize the Operating Partnership's capital and financial risk positions by maintaining a conservative leverage ratio and minimizing the Operating Partnership's cost of capital. The Company evaluates financing alternatives including alternative financing sources through joint ventures broadening the Operating Partnership's access to capital.

Business Principles

The Operating Partnership was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Operating Partnership seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Operating Partnership's regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree. Performance versus plan serves as a significant factor in determining compensation.

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

     . Supply Constraints. The Operating Partnership believes that properties located in real estate markets with limited development or redevelopment opportunities are well suited to produce increased rental income. When evaluating supply constraints, The Operating Partnership reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

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

Recognizing that all real estate markets are cyclical, the Operating Partnership regularly evaluates the results of regional economic and local market research and adjusts portfolio allocations accordingly. The Operating Partnership actively manages the allocation of assets within its portfolio. The Operating Partnership seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Operating Partnership also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although the Operating Partnership is generally a long-term investor, it does not establish defined or preferred holding periods for its Properties.

Current Business Activities

As of December 31, 1999, the 89.7% general partnership interest in the Operating Partnership is owned by the Company. The approximate 10.3% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Operating Partnership may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Operating Partnership does not plan to invest in any securities of other entities not engaged in real estate activities.

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

In July 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two related institutional investors in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925,000. In September 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to an institutional investor in a private placement, at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000.

During 1999, WBP I Holding Corp. (formerly known as "Tiger/Westbrook Real Estate Fund, L.P."), and WBP II Holding Corp. (formerly known as "Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.") (collectively, "Tiger/Westbrook") converted 1,415,313 shares of its ownership in the Company's 8.75% Convertible Preferred Stock, Series 1996A (the "Convertible Preferred Stock") into 1,617,501 shares of Common Stock. At December 31, 1999, Tiger Westbrook owned 184,687 shares of Convertible Preferred Stock.

In March 1999, the Company's Board of Directors authorized the Operating Partnership to purchase up to 500,000 shares of the Company's Common Stock, or approximately 3% of the issued and outstanding Common Stock of the Company, at a total price per share not to exceed $29.00 in the open market or through negotiated or block transactions. During 1999, the Operating Partnership purchased 261,900 shares of the Company's outstanding Common Stock. The weighted average price paid for the shares was $27.17.

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

Acquisitions

During 1999, the Operating Partnership acquired ownership interests in nine multifamily properties consisting of 2,450 units with an aggregate purchase price of approximately $213,700,000. These investments were primarily funded by sales of preferred units and issuance of common units by the Operating Partnership, the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Operating Partnership's line of credit. Of the nine properties purchased in 1999, eight properties (2,351 units) are located in Southern California and one (99 units) is located in Northern California.

Multifamily property ownership interests acquired in 1999 are as follows:

                                                                     Purchase
                                                                       Price
Property Name                    Location               Units      (in millions)
--------------------------------------------------------------------------------
Southern California
  Coronado at Newport South (1)  Newport Beach, CA       715        $    64.0
  Coronado at Newport North (1)  Newport Beach, CA       732             62.0
  Avondale at Warner Center      Woodland Hills, CA      446             35.0
  Loraine                        Glendale, CA            132             13.5
  Columbus                       Glendale, CA             83              7.7
  Fairways (2)                   Newport Beach, CA        74              7.5
  Glenbrook                      Pasadena, CA             84              7.0
  Euclid                         Pasadena, CA             85              6.7
Northern California
  Mt. Sutro Terrace (3)          San Francisco, CA        99             10.3
--------------------------------------------------------------------------------

Total Acquisitions                                     2,450        $   213.7
================================================================================

----------
(1) The Operating Partnership holds an approximate 49.9% ownership interest in the joint venture that owns this property.
(2) The Operating Partnership purchased a leasehold interest in this property with a remaining term of 28 years.
(3) The Operating Partnership holds an approximate 46% ownership interest in the joint venture that owns this property.

In October 1999, the Operating Partnership entered into a joint venture and received an approximate 49.9% equity interest (Coronado at Newport joint venture). The Operating Partnership contributed its investment of Coronado at Newport North to the joint venture. At the same time, the partners purchased Coronado at Newport Beach South. Generally, profit and loss is allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and redevelopment fees from the joint venture and incentive payments based on the financial success of the joint venture.

In December 1999, the Operating Partnership entered into a joint venture and received an approximate 20% equity interest. The Operating Partnership contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture (AEW joint venture). The Operating Partnership also contributed land and development rights for a development community located in Oxnard, California. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

Dispositions

In 1999, the Operating Partnership sold its former headquarters building and one multifamily property located in Southern California for an aggregate sales price of $29,500,000. The proceeds were used to fund acquisitions of multifamily properties, and to repay borrowings under the Operating Partnership's line of credit.

Development

Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 1999, the Operating Partnership had nine development communities, with an aggregate of 1,904 multifamily units. During 1999, the Operating Partnership announced three new development communities and also reached stabilized operations at two apartment properties containing 480 units that were previously reported as development communities. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1999, the Operating Partnership is committed to fund approximately $78,700,000. The following table sets forth information regarding the development communities at December 31, 1999.

                                                           Project
                                                          Estimated     Project Cost
                                                           Cost (1)     Incurred (1)
                                                             As of        As of       Projected/
                                                           12/31/99      12/31/99       Actual
Development Communities      Location            Units   (in millions) (in millions) Stabilization
----------------------------------------------------------------------------------------------------
Presale transactions (2)
     The Carlyle             San Jose, CA         132    $    19.0    $     .5        March 2000
     Waterford               San Jose, CA         238         36.0          .8        July 2000

Joint Venture transactions (3)
     Fountain Court          Seattle, WA          320         34.0        34.0        March 2000
     Vintage @ the Rose      Oxnard, CA           404         54.7        18.7        February 2002

Direct Development (4)
     Bel Air (Canyon Point)  San Ramon, CA        114         18.2        18.1        January 2000
     Mirabella (Marina View) Marina del Rey, CA   188         33.7        32.1        March 2000
     Station Park            Pleasant Hill, CA    106         15.3        14.9        January 2000
     Perry Creek             Bothell, WA          132         15.0         8.2        December 2000
     Essex at Lake Merritt   Oakland, CA          270         63.2         8.4        December 2002
---------------------------------------------------------------------------------------------------

Total Development Communities                   1,904    $   289.1    $  135.7
===================================================================================================

----------
(1) Project estimated cost and cost incurred as of December 31, 1999 includes total estimated and incurred costs for the development projects.
(2) The Operating Partnership has contracted with independent third parties to acquire these projects upon completion based on a formula as defined in the presale purchase agreements.
(3) The Operating Partnership is a 51% and 20% partner in the entities which are developing Fountain Court and Vintage @ the Rose, respectively.
(4)  The Operating Partnership is the sole owner of these development projects.

The Operating Partnership intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Redevelopment

Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. The Operating Partnership is entitled to receive redevelopment fee income on the joint venture redevelopment communities. As of December 31, 1999, the Operating Partnership had the following seven redevelopment communities.

                                                             Estimated Renovation Cost (5)
                                                                 At December 31, 1999       Projected
Redevelopment Communities   (1)     Location          Units          (in millions)          Completion
---------------------------------------------------------------------------------------------------------
  Coronado @ Newport North (2)  Newport Beach, CA      732            $   13.6             December 2001
  Hillcrest Park                Newbury Park, CA       608                 9.6             June 2001
  Westwood (3)                  Cupertino, CA          116                 2.7             December 2000
  Hampton Place (Loraine)       Glendale, CA           132                 2.3             September 2000
  Windsor Terrace               Pasadena, CA           122                 1.9             June 2000
  Hampton Court (Columbus)      Glendale, CA            83                 1.6             September 2000
  Foothill/Twincreeks (4)       San Ramon, CA          176                  .4             June 2000
---------------------------------------------------------------------------------------------------------

Total Redevelopment Communities                      1,969            $   32.1
=========================================================================================================

----------
(1) The Operating Partnership owns 100% of each redevelopment community unless otherwise noted.
(2) The Operating Partnership holds an approximate 49.9% interest in the joint venture that owns this property.
(3) The Operating Partnership holds a 20% interest in the joint venture that owns this property.
(4) The redevelopment for this property includes renovation of the leasing center only.
(5) Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.

Offices and Employees

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Calabasas, California and Tustin, California. As of December 31, 1999, the Operating Partnership had approximately 542 employees.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, or in such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide and methane have been identified as a potential concern, the Operating Partnership has implemented remediating measures and/or additional testing. Based on its current knowledge, the Operating Partnership does not believe that future liabilities associated with asbestos, radon, hydrogen sulfide or methane will be material. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Operating Partnership's financial condition, result of operations, or liquidity.

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

Insurance

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained earthquake insurance for all the Properties. This earthquake insurance is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. The Operating Partnership may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors:
(i) the availability of coverage on terms acceptable to the Operating Partnership, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of the Operating Partnership's Properties, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

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

The Operating Partnership also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its line of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership has credit facilities in the committed amount of approximately $100,000,000. At December 31, 1999 the Operating Partnership had an outstanding balance of $10,500,000 under these facilities.


OTHER MATTERS/RISK FACTORS

Debt Financing

At December 31, 1999, the Company had approximately $384,108,000 of indebtedness (including $91,820,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

     Essex is subject to the risks normally associated with debt financing, including the following:

     . cash flow may not be sufficient to meet required payments of principal and interest;

     .    inability to refinance existing indebtedness on encumbered Properties;
          and

     . the terms of any refinancing may not be as favorable as the terms of existing indebtedness.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 1999, the Company had an aggregate of approximately $384,108,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Company does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings. At December 31, 1999, these mortgages and the line of credit borrowings had the following scheduled maturity dates: 2000 - $53.7 million; 2001 - $2.8 million; 2002 - $24.8 million; 2003 -
$30.5 million, 2004 - $2.7 million, 2005 and thereafter - $269.6 million. The Company may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Company of income and asset value. Alternatively, the Company may be required to re-finance the debt at higher interest rates. If the Company is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Company.

Risk Of Rising Interest Payments

At December 31, 1999, the Company had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2014 through 2026) and $10,500,000 of variable rate indebtedness under its line of credit bearing interest at 1.15% over LIBOR and $22,500,000 of variable rate indebtedness under a construction loan bearing interest at 2.00% over LIBOR (both of which mature in 2000). Although the $58,820,000 of long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, an increase in interest rates may have an adverse effect on net income and results of operations of the Company.

Risk That Interest Rate Hedging Arrangements Cannot Be Refinanced Or Replaced

The Company has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Company when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Company will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on the Company's investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the

Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company's policy is to enter into hedging arrangements only with large financial institutions that maintain an investment grade credit rating.

Acquisition Activities: Risks That Acquisitions Will Fail To Meet Expectations

The Company intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow the Company to market an acquired property as originally intended may prove to be inaccurate. In addition, the Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Company or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Company may not be able to refinance its existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

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

The Geographic Concentration Of The Properties And Fluctuations In Local Markets May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 1999, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Company owns properties could have a negative impact on the financial condition and results from operations of the Company.

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

Debt Financing On Properties May Result In Insufficient Cash Flow

Where possible, the Company intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Company may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 1999, the Company had 34 properties encumbered by debt. Of the 34 properties, 20 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 14 properties, three cross-collateralized mortgages are secured by eight properties, three properties, and three properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

Increase In Dividend Requirements As A Result Of Preferred Stock May Lead To A Possible Inability To Sustain Dividends

In 1996, the Company sold its 8.75% convertible preferred stock, Series 1996A (the "Convertible Preferred Stock") to Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.) and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly know as Tiger/Westbrook Real Estate Company Investment Partnership L.P.). Westbrook Real Estate Fund, L.P. and Westbrook Real Estate Co-Investment Partnership I, L.P. are collectively referred to herein as "Westbrook". In 1998 and 1999, the Operating Partnership issued $210 million in aggregate of Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), Series C Cumulative Redeemable Preferred Units, (the "Series C Preferred Units"), Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") and Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units"). The Series B Preferred Units, the Series C Preferred Units, the Series D Preferred Units and the Series E Preferred Units are collectively referred to herein as the "Preferred Units".

The terms of the Convertible Preferred Stock provides that dividends may be paid on shares of Common Stock only if full, cumulative cash dividends have been paid on all shares of Convertible Preferred Stock in an annual amount equal to the greater of (i) $2.1875 per share (8.75% of the $25.00 per share price), or (ii) the dividends (on an as-converted basis) paid with the respect to the Common Stock plus, in both cases, any accumulated but unpaid dividends on the Convertible Preferred Stock.

The terms of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, no distributions may be authorized, declared or paid on the Common Stock unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock and on the Convertible Preferred Stock may impair the Company's ability to pay dividends on its Common Stock.

If the Company wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. The Company's ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired in the future.

The Company's ability to pay dividends on the Company's stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either:

 .    the Company would not be able to pay its indebtedness as it becomes due in the usual course of business; or

 .    the Company's total assets would be less than its total liabilities.

If the Company cannot pay dividends on its stock, its status as a real estate investment trust may be jeopardized.

Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Founders") who as of December 31, 1999 owned approximately 10.3% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.3% limited partnership interests held by the Founders in the Operating Partnership is exchangeable for an aggregate of 2,082,381 shares of Common Stock. In addition, the Company has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Company's option, for 757,113 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock. In addition, the holders of the Convertible Preferred Stock have preemptive rights to purchase a pro rata share of shares of Common Stock that may be offered in the future. These preemptive rights could have a material adverse effect on the market price for the shares of Common Stock.

The Influence of Executive Officers, Directors and Significant Stockholders and the Consent Requirements Of The Holders Of the Convertible Preferred Stock May Be Detrimental To Holders of Common Stock

As of December 31, 1999, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,981,655 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 11.0% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

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

The Voting Rights Of Preferred Stock May Allow Holders Of Preferred Stock To Impede Actions That Otherwise Benefit Holders Of Common Stock

In general, the holders of the preferred stock into which the Operating Partnership's Preferred Units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

In addition, the Company may not authorized or create any class of series of stock that ranks senior to this preferred stock with respect to (1) the payment of dividends, (2) rights upon liquidation, dissolution or winding-up of the Company, or (3) amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class. Also, while any shares of preferred stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria. These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions by the Company that would otherwise benefit the holders of the Company's Common Stock.

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

While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 1999, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. The Company must obtain the approval of the holders of two-thirds of the outstanding shares of Convertible Preferred Stock in order to authorize, create or issue any class or series of stock that ranks equal or senior to the Convertible Preferred Stock. Although the Company has no intention to issue any additional shares of Convertible Preferred Stock or other preferred stock at the present time, the Company may, subject to the consent of the holders of Convertible Preferred Stock, establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

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

The Company's Guarantee of the Director and Executive Stock Purchase Program May Lead to Liability For the Company.

In September 1999, the Company formed a program in which directors and managment of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Company has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Company could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Company could be obligated to make such advances, which in turn could be costly to the Company.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 1999, the Company had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions.

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

 .    the Company's ability to provide for adequate maintenance and insurance;
     and

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

The Company's Joint Ventures And Joint Ownership Of Properties And Partial Interests In Corporations And Limited Partnerships Could Limit the Company's Ability To Control Such Properties And Partial Interests

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

From time to time the Company, invests in corporations, limited partnerships or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Company's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Company's ability to control the daily operations of such an entity may be limited. Furthermore, the Company may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Company's objectives. In addition, the Company may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Company may lose up to its entire investment in and any advances to the entity.

Investments In Mortgages And Other Real Estate Securities

The Company may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders. The Company may purchase securities issued by entities which own real estate and may also invest in mortgages. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

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

Possible Environmental Liabilities

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries certain insurance coverage for this type of environmental risk. The Company has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. In general, in connection with the ownership, operation, financing, management and development of real properties, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Company may also be subject to governmental fines and costs related to injuries to persons and property.

General Uninsured Losses

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Company does not have insurance. Certain of the Properties are located in areas that are subject to earthquake activity. The Company has obtained certain limited earthquake insurance coverage. The Company may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses, or losses in excess of applicable coverage.

Changes In Real Estate Tax And Other Laws

Generally the Company does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. The Company also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes In Financing Policy; No Limitation On Debt

The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows :


  total property indebtedness
  -------------------------------------- = debt-to-total-market-capitalization total property indebtedness + total
  equity market capitalization

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the conversion of all shares of Convertible Preferred Stock into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 29.7% as of December 31, 1999.

The organizational documents of the Company do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Company regarding indebtedness. If these policies were changed, the Company could incur more debt, resulting in an increased risk of default on the obligations of the Company, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. Such increased debt could exceed the underlying value of the Properties.

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

OTHER MATTERS

Certain Policies of the Operating Partnership

The Operating Partnership intends to continue to operate in a manner that will not subject it to regulation under the Investment Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Operating Partnership from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Operating Partnership, when such entities' underlying assets are real estate. In general, the Operating Partnership does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

The Operating Partnership primarily invests in multifamily properties in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest
(the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors of the Company.

ITEM 2. PROPERTIES

The Operating Partnership's property portfolio (including partial ownership interests) consists of the following 72 Properties: 68 multifamily residential Properties containing 15,106 apartment units, one office building, which houses the Operating Partnership's headquarters, with approximately 17,400 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco Bay Area), Southern California ( Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership's multifamily Properties accounted for approximately 97% of the Operating Partnership's revenues for the year ended December 31, 1999. The 68 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 1999 of approximately 96%. As of December 31, 1999, the headquarters building was 100% occupied by the Operating Partnership and the three retail centers had an occupancy rate of 99%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on " Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

For the year ended December 31, 1999, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties

The Operating Partnership's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 222 units, with a mix of studio, one, two and some three bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

Most of the multifamily Properties are designed for and marketed to people in white-collar or technical professions. The Operating Partnership selects, trains and supervises a full team of on-site service and maintenance personnel. The Operating Partnership believes that its customer service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings

The Operating Partnership's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997.

The following tables describe the Operating Partnership's Properties as of December 31, 1999. The first table describes the Operating Partnership's multifamily residential properties and the second table describes the Operating Partnership's commercial properties.

                                                                         RENTABLE
                                                                          SQUARE       YEAR     YEAR
MULTIFAMILY RESIDENTIAL PROPERTIES (1)    LOCATION             UNITS      FOOTAGE     BUILT  ACQUIRED   OCCUPANCY(2)
----------------------------------------------------------------------------------------------------------------------

NORTHERN CALIFORNIA
Bristol Commons (3)                       Sunnyvale, CA           188         142,668  1989     1995         98%
Eastridge                                 San Ramon, CA           188         174,104  1988     1996         96%
Foothill Gardens                          San Ramon, CA           132         155,100  1985     1997         94%
Marina Cove (4)                           Santa Clara, CA         292         250,294  1974     1994         98%
Mt. Sutro Terrace (5)                     San Francisco, CA        99          64,095  1973     1999         98%
Oak Pointe                                Sunnyvale, CA           390         294,180  1973     1988         98%
Plumtree                                  Santa Clara, CA         140         113,260  1975     1994         97%
The Shores (3)                            San Ramon, CA           348         275,888  1988     1995         96%
Stevenson Place                           Fremont, CA             200         146,296  1971     1982         98%
Summerhill Commons                        Newark, CA              184         139,012  1987     1987         98%
Summerhill Park                           Sunnyvale, CA           100          78,584  1988     1988         96%
Treetops (3)                              Fremont, CA             172         131,270  1978     1996         97%
Twin Creeks                               San Ramon, CA            44          51,700  1985     1997         94%
Westwood (6)                              Cupertino, CA           116         135,288  1963     1998       96%(7)
Wimbledon Woods                           Hayward, CA             560         462,400  1975     1998         94%
Windsor Ridge                             Sunnyvale, CA           216         161,892  1989     1989         97%
                                                                  ---         -------                        ---
                                                                3,369       2,776,031                        97%
PACIFIC NORTHWEST
SEATTLE, WASHINGTON METROPOLITAN AREA
Anchor Village (8)                        Mukilteo, WA            301         245,928  1981     1997         90%
Bridle Trails (3)                         Kirkland, WA             92          73,448  1986     1997         97%
Brighton Ridge                            Renton, WA              264         201,300  1986     1996         95%
Castle Creek                              Newcastle, WA           216         191,935  1997     1997         93%
Emerald Ridge                             Bellevue, WA            180         144,036  1987     1994         96%
Evergreen Heights                         Kirkland, WA            200         188,340  1990     1997         94%
Foothill Commons (3)                      Bellevue, WA            360         288,317  1978     1990         94%
Inglenook Court                           Bothell, WA             224         183,624  1985     1994         96%
Laurels at Mill Creek                     Mill Creek, WA          164         134,360  1981     1996         96%
Maple Leaf (3)                            Seattle, WA              48          35,584  1986     1997         94%
The Palisades (3)                         Bellevue, WA            192         159,792  1977     1990         98%
Park Hill @ Issaquah (9)                  Issaquah, WA            245         277,778  1999     1999       85%(10)
Sammamish View                            Bellevue, WA            153         133,590  1986     1994         96%
Spring Lake (3)                           Seattle, WA              69          42,325  1986     1997         95%
Stonehedge Village (3)                    Bothell, WA             196         214,872  1986     1997         94%
Wandering Creek                           Kent, WA                156         124,366  1986     1995         95%
Wharfside Pointe                          Seattle, WA             142         119,290  1990     1994         94%
Woodland Commons (3)                      Bellevue, WA            236         172,316  1978     1990         95%
PORTLAND, OREGON METROPOLITAN AREA
Jackson School Village (11)               Hillsboro, OR           200         196,896  1996     1996         84%
Landmark                                  Hillsboro, OR           285         282,934  1990     1996         94%
Meadows at Cascade Park                   Vancouver, WA           198         199,377  1989     1997         93%
Village at Cascade Park                   Vancouver, WA           192         178,144  1989     1997         93%
                                                                  ---         -------                        ---
                                                                4,313       3,788,552                        95%
SOUTHERN CALIFORNIA
Avondale @ Warner Center                  Woodland Hills, CA      446        331,072  1970      1999        90%
The Bluffs II (12)                        San Diego, CA           224         126,744  1974     1997         97%
Bunker Hill (3)                           Los Angeles, CA         456         346,672  1968     1998         95%
Camarillo Oaks (3)                        Camarillo, CA           564         459,072  1985     1996         97%
Casa Mango (6)                            Del Mar, CA              96          88,112  1981     1997         97%
Cochran Apartments                        Los Angeles, CA          58          51,468  1989     1998         96%
Hampton Court (Columbus) (3)              Glendale, CA             83          71,573  1974     1999       88%(7)
Coronado @ Newport North (11)             Newport Beach, CA       732         459,677  1968     1999       83%(7)
Coronado @ Newport South (11)             Newport Beach, CA       715         498,716  1968     1999       92%(7)
Euclid                                    Pasadena, CA             85          69,295  1972     1999         96%
Fairways (3)(13)                          Newport Beach, CA        74         107,160  1972     1999         95%
Glenbrook                                 Pasadena, CA             84          73,101  1972     1999         95%
Highridge (8)                             Rancho Palos, CA        255         290,250  1972     1997         95%
Hillsborough Park                         La Habra, CA            235         215,510  1999     1999       99%(10)
Hillcrest Park (Mirabella)                Newbury Park, CA        608         521,968  1973     1998       97%(7)

Huntington Breakers (3)                   HuntingtonBeach,CA      342         241,763  1984     1997         97%
Kings Road                                Los Angeles, CA         196         132,112  1979     1997         96%
Hampton Place (Loraine) (3)               Glendale, CA            132         141,591  1999     1970       88%(7)
Meadowood (3)                             Simi Valley, CA         320         264,568  1986     1996         98%
Monterra Del Mar (Windsor Terrace)        Pasadena, CA            122          74,475  1972     1997       88%(7)
Park Place                                Los Angeles, CA          60          48,000  1988     1997         96%
Pathways                                  Long Beach, CA          296         197,720  1975     1991         96%
Riverfront (6)                            San Diego, CA           229         231,006  1990     1997         98%
Tara Village                              Tarzana, CA             168         173,600  1972     1997         98%
Trabuco Villas                            Lake Forest, CA         132         131,032  1985     1997         97%
Villa Rio Vista                           Anaheim, CA             286         242,410  1968     1985         96%
Villa Scandia                             Ventura, CA             118          71,160  1971     1997         99%
Village Apartments                        Oxnard, CA              122         122,120  1974     1997         98%
Wilshire Promenade                        Fullerton, CA           128         108,470  1992     1997         97%
Windsor Court                             Los Angeles, CA          58          46,600  1988     1997         96%
                                                                   --          ------                        ---
                                                                7,424       5,937,017                        96%
                                                                -----       ---------

 TOTAL/WEIGHTED AVERAGE                                        15,106      12,501,600                        96%
                                                               ======      ==========                        ---

                                                               NUMBER     RENTABLE     YEAR     YEAR
PROPERTY NAME(1)                                LOCATION       OF          SQUARE     BUILT   ACQUIRED  OCCUPANCY(2)
                                                               TENANTS    FOOTAGE
-----------------------------------------------------------------------------------------------------------------------

OFFICE BUILDINGS
925 East Meadow Drive                        Palo Alto, CA            1        17,404  1988     1997         100%
                                                                                                             ----

SHOPPING CENTERS
Canby Square (8)                               Canby, OR             18       102,403  1976     1990         95%
Powell Villa Center (8)                       Portland, OR            8        63,645  1959     1990         100%
Garrison Square (8)                          Vancouver, WA           15        69,790  1962     1990         100%
                                                                     --        ------                        ----

Total Shopping Centers                                               41       235,838
                                                                     --       -------

Total Commercial Properties                                          42       253,242                        99%
                                                                     ==       =======                        ---

----------
(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 1999; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 1999.
(3) This Property is owned by a single asset limited partnership in which the Operating Partnership has a minimum 99.0% limited partnership interest.
(4) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(5) The Operating Partnership has an approximate 46% limited partnership interest in this property.
(6)  The Operating Partnership has a 20.0% ownership interest in this property
(7) Financial occupancy does not include the impact of units that were offline and not occupied due to redevelopment activity at this property.
(8) The Operating Partnership has a 1.0% limited partnership interest in this property.
(9) The Operating Partnership has as approximate 45% limited partnership interest in this property.
(10) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 1999
(11) The Operating Partnership has an approximate 49.9% ownership interest in this property.
(12) The Operating Partnership has an 84.0% limited partnership interest in this property.
(13) This property is subject to a ground lease, which, unless extended, will expire in 2027.

ITEM 3. LEGAL PROCEEDINGS

Neither the Operating Partnership nor any of the Properties is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is there any material litigation threatened against the Operating Partnership or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Operating Partnership's financial position results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.  RECENT SALES OF UNREGISTERED SECURITIES

In July 1999, the Operating Partnership sold 2,000,000 of its 9.30% Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units"), to two related institutional investor in return for a total contribution to the Operating Partnership of $50 million. The Series D Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time ten year after the issue date (or earlier under certain circumstances) for shares of the Company's 9.30% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series D Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series D Preferred Stock will have certain rights to cause the Company to register such shares of Series D Preferred Stock.

In September 1999, the Operating Partnership sold 2,200,000 of its 9.25% Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units") to an institutional investor in a private placement, in return for a total contribution of $55 million. The Series E Preferred Units will become exchangeable, on a one for one basis, in whole or in part at any time ten years after the issue date (or earlier under certain circumstances) for shares of the Company's 9.25% Series E Cumulative Redeemable Preferred Stock, par value $.0001 per share (the "Series E Preferred Stock"). Pursuant to the terms of a registration rights agreement, entered into in connection with this private placement, the holders of Series E Preferred Stock will have certain rights to cause the Company to register such shares of Series E Preferred Stock.

The Series D Preferred Units and the Series E Preferred Units were issued by the Operating Partnership in privately negotiated transactions to accredited institutional investors in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  SUMMARY FINANCIAL AND OPERATING DATA

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 1995 through December 31, 1999.


                                                                              As of December 31,
                                           ---------------------------------------------------------------------------------------
                                              1999               1998                1997               1996                1995
                                           ---------          ---------            --------           --------            --------
                                                               (Dollars in thousands, except per unit amounts)
OPERATING DATA:
Revenues
   Rental................................  $ 137,262          $ 119,397            $ 79,936           $ 47,780            $ 41,640
   Other property income.................      3,165              2,645               1,464                756                 702
   Interest and other income.............      5,618              3,217               3,169              2,157               1,598
                                           ---------          ---------            --------           --------            --------
        Total revenues...................    146,045            125,259              84,569             50,693              43,940
                                           ---------          ---------            --------           --------            --------
EXPENSES
   Property operating expenses...........     41,706             37,933              25,826             15,505              13,604
   Depreciation and amortization.........     26,150             21,948              13,992              8,855               8,007
   Amortization of deferred
     financing costs.....................        566                718                 509                639               1,355
   General and administrative............      4,263              3,765               2,413              1,717               1,527
   Other expenses........................          -                930                 138                 42                 288
   Interest..............................     21,268             19,374              12,659             11,442              10,928
                                           ---------          ---------            --------           --------            --------
       Total expenses....................     93,953             84,668              55,537             38,200              35,709
                                           ---------          ---------            --------           --------            --------
   Income before gain on sales, minority.     52,092             40,591              29,032             12,493               8,231
     interests and extraordinary item
   Gain on sales of real estate..........      9,524                  9               5,114              2,477               6,013
   Minority interests....................       (549)              (462)               (463)              (386)               (352)
   Extraordinary item-loss on early
      extinguishment of debt.............       (214)            (4,718)               (361)            (3,441)               (154)
                                           ---------          ---------            --------           --------            --------
Net income...............................     60,853             35,420              33,322             11,143              13,738
                                           =========          =========            ========           ========            ========
Net income per unit - diluted............  $    2.37          $    1.41            $   1.94           $   1.15            $   1.69
                                           =========          =========            ========           ========            ========
   Weighted average common units
      outstanding -diluted (in thousands)     20,513             18,682              17,149              9,203               8,130


                                                                             As of December 31,
                                           ---------------------------------------------------------------------------------------
                                             1999               1998                 1997               1996               1995
                                           ---------          ---------            --------           --------            --------
BALANCE SHEET DATA:
   Investment in real estate (before
     accumulated depreciation)............   929,076            889,964             730,987            393,809             284,358
   Net investment in real estate..........   832,471            812,175             702,716            354,715             244,077
   Real estate under development..........   120,414             53,213              20,234                  -                   -
   Total assets........................... 1,062,313            931,796             738,835            417,174             273,660
   Total property indebtedness............   384,108            361,515             276,597            153,205             154,524
   Partners' capital......................   623,603            517,281             424,402            247,046             109,941


                                                                            As of December 31,
                                           ---------------------------------------------------------------------------------------
                                             1999               1998                 1997               1996                1995
                                           ---------          ---------            --------           --------            --------
OTHER DATA:
   Debt service coverage ratio (1).......      4.7x               4.3x                4.4x               2.9x                2.6x
   Gross operating margin (2)............       70%                68%                 68%                68%                 67%
   Average same property monthly
     rental rate per apartment
     unit (3) (4)........................  $   950            $   944             $   852            $   798             $   749
   Average same property monthly
     operating expenses per
     apartment unit (3) (5)..............  $   259            $   256             $   257            $   248             $   241
   Total multifamily units
     (at end of period)..................   15,106             12,267              10,700              6,624               4,868
   Multifamily residential property
     occupancy rate(6)...................       96%                96%                 96%                97%                 97%
   Total properties (at end of period)...       72                 63                  59                 36                  30


(1) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. Same property apartment units vary at each year end. Percent changes in averages per unit do not correspond to total same property revenues and expense percent changes as discussed in Item 7 - Management's Discussion and Analysis.

(4) Average same property monthly rental rate per apartment unit represents total scheduled rent for the same property apartment units for the period (actual rental rates on occupied apartment units plus market rental rates on vacant apartment units) divided by the number of such apartment units and further divided by the number of months in the period.

(5) Average same property monthly expenses per apartment unit represents total monthly operating expenses, exclusive of depreciation and amortization, for the same property apartment units for the period divided by the total number of such apartment units and further divided by the number of months in the period.

(6) Occupancy rates are based on Financial Occupancy which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 1999, 1998 and 1997. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Operating Partnership holds, directly or indirectly, substantially all of the Company's assets and conducts substantially all of the Company's operations. The Company is the sole general partner of the Operating Partnership and as of December 31, 1999, 1998 and 1997 owned an 89.7%, 89.9% and 89.9% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL BACKGROUND

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the years ended December 31, 1999, 1998, and 1997. The Operating Partnership's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in 1994, the Operating Partnership has acquired ownership interests in 58 multifamily residential properties and its headquarters building, of which 12 are located in Northern California, 29 are located in Southern California, 14 are located in the Seattle Metropolitan Area and 3 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 11,954 units with total capitalized acquisition costs of approximately $950.7 million. Additionally, since it began operations in 1994, the Operating Partnership has acquired ownership interests in three multifamily development properties that have reached stabilized operations. These development properties consist of 680 units with total capitalized development costs of $63.5 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations in 1994, seven multifamily residential properties (five in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 915 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $100.6 million resulting in a net realized gain of approximately $21.6 million and a deferred gain of $5.0 million.

The Operating Partnership is developing nine multifamily residential communities, with an aggregate of 1,904 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $234,500,000. As of December 31, 1999, the Operating Partnership's remaining development commitment is approximately $78,700,000.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties consolidated by the Operating Partnership for each of the years ended December 31, 1999 and 1998) increased to 96.4% for the year ended December 31, 1999 from 96.0% for the year ended December 31, 1998. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rates and vacant units at market rents. The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 1999 and 1998 are as follows:


                                 December 31,    December 31,
                                    1999            1998
                                 ------------    ------------

       Northern California              97.2%           96.9%
       Southern California              97.1%           96.5%
       Pacific Northwest                94.9%           94.5%

Total Revenues increased by $20,786,000 or 16.6% to $146,045,000 in 1999 from $125,259,000 in 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.


                                                                  Years Ended
                                            Number of       December 31,       Dollar    Percentage
                                                         -------------------
                                            Properties     1999       1998     Change      Change
                                            ----------   --------   --------   -------   -----------
                                                             (dollars in thousands)

Revenues
   Property revenues
    Same Store Properties
      Northern California                           12   $ 37,506   $ 35,943   $ 1,563          4.3%
      Pacific Northwest                             18     30,946     29,611     1,335          4.5
      Southern California                           12     30,042     27,942     2,100          7.5
                                                    --   --------   --------   -------   ----------
         Total property revenues
          Same Store Properties                     42     98,494     93,496     4,998          5.4
                                                    ==
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 1998 (1)                     41,933     28,546    13,387         46.9
                                                         --------   --------   -------   ----------
         Total property revenues                          140,427    122,042    18,385         15.1
                                                         --------   --------   -------   ----------

Interest and other income                                   5,618      3,217     2,401         74.6
                                                         --------   --------   -------   ----------
         Total revenues                                  $146,045   $125,259   $20,786         16.6%
                                                         ========   ========   =======   ==========

(1) Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $13,387,000 of the $20,786,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998, the commercial property, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 11 properties and achieved stabilized operations at one development community, (the "Acquisition Properties"), and disposed of two multifamily properties, three retail shopping centers and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $4,998,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.4% to $98,494,000 in 1999 from $93,496,000 in 1998. A significant portion of this increase was attributable to the 12 multifamily Same Store Properties located in Southern California, the property revenues of which increased by $2,100,000 or 7.5 % to $30,042,000 in 1999 from $27,942,000 in 1998. This $2,100,000 increase is primarily attributable to rental rate increases and an increase in average financial occupancy to 97.1% in 1999 from 96.5% in 1998. The 12 multifamily Same Store Properties located in Northern California accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $1,563,000 or 4.3% to $37,506,000 in 1999 from $35,943,000 in 1998. This $1,563,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 97.2% in 1999 from 96.9% in 1998. The 18 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $1,335,000 or 4.5% to $30,946,000 in 1999 from $29,611,000 in 1998. This $1,335,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 94.9% in 1999 from 94.5% in 1998.

The increase in total revenue also reflected an increase of $2,401,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $9,285,000 or approximately 11.0% to $93,953,000 in 1999 from $84,668,000 in 1998. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 54 properties (10,700 units) at January 1, 1998 to 68 properties (15,106 units) at December 31, 1999. Interest expense increased by $1,894,000 or 9.8% to $21,268,000 in 1999 from $19,374,000 in 1998. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Operating Partnership's development and redevelopment communities of $1,678,000 or approximately 48.0% to $5,172,000 from $3,494,000 in 1998. Property operating expenses, exclusive of depreciation and amortization, increased by $3,773,000 or 9.9% to $41,706,000 in 1999 from $37,933,000 in 1998. Of such increase, $4,093,000 is attributable to properties acquired or disposed of subsequent to January 1, 1998, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 29.7% for 1999 and 31.1% for 1998. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $498,000 in 1999 from the amount incurred in 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 2.9 % for 1999 and 3.0% for 1998.

Net income increased by $17,236,000 to $ 43,564,000 in 1999 from $26,328,000 in
1998. Net income included an extraordinary loss on early extinguishment of debt of $214,000 in 1999 compared to $4,718,000 in 1998. Net income for 1999 also included a gain on sales of real estate of $9,524,000 as compared with $9,000 in 1998. Net operating income of the Acquisition Properties and the increase in net operating income from the Same Store Properties also contributed to the increase in net income.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily 1998/1997 Same Store Properties (properties consolidated by the Operating Partnership for each of the years ended December 31, 1998 and 1997) decreased to 96.2% for the year ended December 31, 1998 from 96.6% for the year ended December 31, 1997. The regional breakdown of financial occupancy for the 1998/1997 Same Store Properties for the years ended December 31, 1998 and 1997 are as follows:


                                 December 31,    December 31,
                                     1998            1997
                                 ------------   ------------

       Northern California              96.9%           97.1%
       Southern California              95.8%           95.2%
       Pacific Northwest                95.2%           96.4%

Total Revenues increased by $40,690,000 or 48.1% to $125,259,000 in 1998 from $84,569,000 in 1997. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 1998/1997 Same Store Properties.


                                                             Years  Ended
                                        Number of       December 31,      Dollar    Percentage
                                                     ------------------
                                        Properties     1998      1997     Change      Change
                                        ----------   --------  --------   -------   -----------
                                                        (dollars in thousands)

Revenues
   Property revenues 1998/1997
     Same Store Properties
      Northern California                       11   $ 33,397   $30,627   $ 2,770          9.0%
      Pacific Northwest                         11     21,035    19,510     1,525          7.8
      Southern California                        3      8,509     8,085       424          5.2
                                                --   --------   -------   -------   ----------
         Total property revenues
          1998/1997 Same Store
              Properties                        25     62,941    58,222     4,719          8.1
                                                ==
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 1997                     59,101    23,178    35,923        155.0
                                                     --------   -------   -------   ----------
         Total property revenues                      122,042    81,400    40,642         49.9
                                                     --------   -------   -------   ----------

Interest and other income                               3,217     3,169        48          1.5
                                                     --------   -------   -------   ----------
         Total revenues                              $125,259   $84,569   $40,690         48.1%
                                                     ========   =======   =======   ==========


As set forth in the above table, $35,923,000 of the $40,690,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1997. During this period, the Operating Partnership acquired 35 properties, (the "1998/1997

Acquisition Properties"), and disposed of two multifamily properties and six retail shopping centers, (the "1998/1997 Disposition Properties").

Of the increase in total revenues, $4,719,000 is attributable to increases in property revenues from the 1998/1997 Same Store Properties. Property revenues from the 1998/1997 Same Store Properties increased by approximately 8.1% to $62,941,000 in 1998 from $58,222,000 in 1997. The majority of this increase was attributable to the 11 multifamily 1998/1997 Same Store Properties located in Northern California, the property revenues of which increased by $2,770,000 or 9.0% to $33,397,000 in 1998 from $30,627,000 in 1997. This $2,770,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.9% in 1998 from 97.1% in 1997. The 11 multifamily 1998/1997 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 1998/1997 Same Store Property revenues increase. The property revenues of these properties increased by $1,525,000 or 7.8% to $21,035,000 in 1998 from $19,510,000 in 1997.
This $1,525,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 95.2% in 1998 from 96.4% in 1997. The three multifamily 1998/1997 Same Store Properties located in Southern California accounted for the next largest contribution to this 1998/1997 Same Store Property revenues increase. The property revenues of these properties increased by $424,000 or 5.2% to $8,509,000 in 1998 from $8,085,000 in 1997. This $424,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.8% in 1998 from 95.2% in 1997. The increase in total revenue also reflected an increase of $48,000 attributable to interest and other income.

Total Expenses increased by $29,131,000 or approximately 52.5% to $84,668,000 in 1998 from $55,537,000 in 1997. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 29 properties (6,624 units) at January 1, 1997 to 58 properties (12,267 units) at December 31, 1998. Interest expense increased by $6,715,000 or 53.0% to $19,374,000 in 1998 from $12,659,000 in 1997. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions. Property operating expenses, exclusive of depreciation and amortization, increased by $12,107,000 or 46.9% to $37,933,000 in 1998 from $25,826,000 in 1997. Of such increase, $12,356,000 is attributable to properties acquired or disposed of subsequent to January 1, 1997, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 31.1% for 1998 and 31.7% for 1997. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,352,000 in 1998 from the 1997 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 3.0% for 1998 and 2.9% for 1997.

Net income decreased by $2,988,000 to $26,328,000 in 1998 from $29,316,000 in
1997. Net income included an extraordinary loss on early extinguishment of debt of $4,718,000 in 1998 compared to $361,000 in 1997. Net income for 1998 also included a gain on sales of real estate of $9,000 compared with $5,114,000 in 1997. The net effect of these items were offset by the net contribution of the 1998/1997 Acquisition Properties and an increase in net operating income from the Same Store Properties, as offset by a decrease in net operating income attributable to the 1998/1997 Disposition Properties.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Operating Partnership had $12,348,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources; working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate or at the Operating Partnership's option, 1.15% over the LIBOR rate. The line of credit matures in June 2000. At December 31, 1999 the Operating Partnership had $10,500,000 outstanding on its line of credit, with interest rates during 1999 ranging from 6.0% to 8.1%. The Operating Partnership intends to replace or renew this facility prior to its expiration.

In addition to the unsecured line of credit, the Operating Partnership had $373,608,000 of secured indebtedness at December 31, 1999. Such indebtedness consisted of $314,788,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also includes $58,820,000 of tax exempt variable rate demand bonds with interest rates paid during 1999 ranging from approximately 4.7% to 5.4% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased $9,800,000 from $2,548,000 as of December 31, 1998 to $12,348,000 as of December 31, 1999. The
Operating Partnership generated $83,566,000 in cash from operating activities, used $120,781,000 of cash in investing activities and obtained $47,015,000 of cash from financing activities. Of the $120,781,000 net cash used in investing activities, $88,305,000 was used to purchase and upgrade rental properties and $74,608,000 was used to fund real estate under development; these expenditures were offset by $63,421,000 of proceeds received from the disposition of rental properties. The $47,015,000 net cash provided by financing activities was primarily a result of $241,150,000 of proceeds from mortgages and other notes payable and lines of credit, $102,340,000 net proceeds from preferred units sales, as offset by $229,771,000 of repayments of mortgages and other notes payable and lines of credit, and $57,069,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 1999, non-revenue generating capital expenditures totaled approximately $3,793,000 or $315 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $320 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2000. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2000 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing nine multifamily residential projects, with an aggregate of 1,904 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risk that Development Activities Will be Delayed or Not Completed" in
Item 1 of this Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties for approximately $234,500,000. As of December 31, 1999, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $78,700,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources; its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

On July 28, 1999, the Operating Partnership completed the sale of 2,000,000 units of its 9.30% Series D Cumulative Redeemable Preferred Units to two institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $48,925,000. On September 3, 1999, the Operating Partnership completed the sale of 2,200,000 units of its 9.25% Series E Cumulative Redeemable Preferred Units to two institutional investors at a price of $25.00 per unit. The net proceeds from this sale were approximately $53,400,000. The net proceeds from these sales were used primarily to reduce outstanding balances under the Operating Partnership's line of credit.

Pursuant to existing shelf registration statements, the Operating Partnership has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

YEAR 2000 COMPLIANCE

The date is now past January 1, 2000 and the Operating Partnership has not experienced any immediate adverse impact from the transition to the year 2000. However, the Operating Partnership cannot provide assurance that its vendors have not or will not be affected in a manner that is not yet apparent. The Operating Partnership uses software, computer technology and other services provided by third party vendors that may fail due to year 2000 issues. This failure may involve significant time and expense, and uncorrected problems could potentially harm the Operating Partnership's operations. Therefore, the Operating Partnership will continue to monitor its year 2000 compliance and the year 2000 compliance of its vendors.

FUNDS FROM OPERATIONS

Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. The company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's calculation of Funds from Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for 1999, 1998 and 1997.


                                                                                         For the quarter ended
                                                   For the year      ------------------------------------------------------------
                                                      ended
                                                     12/31/99         12/31/99          9/30/99          6/30/99       3/31/99
                                                   -------------     -----------      -----------      -----------    -----------
Income before gain on sale of real estate,
   minority interests and extraordinary item...... $ 52,092,000      $14,641,000      $13,426,000      $12,335,000    $11,690,000
Adjustments:
  Depreciation and amortization...................   26,150,000        6,774,000        7,084,000        6,247,000      6,045,000
  Adjustments for unconsolidated
    joint ventures................................    1,790,000          691,000          366,000          366,000        367,000
Minority interests (1)............................  (13,061,000)      (4,685,000)      (3,616,000)      (2,397,000)    (2,363,000)
                                                   ------------      -----------      -----------      -----------    -----------
Funds from Operations............................. $ 66,971,000      $17,421,000      $17,260,000      $16,551,000    $15,739,000
                                                   ============      ===========      ===========      ===========    ===========
Weighted average number
shares outstanding diluted (1)....................   20,513,398       20,554,096       20,573,866       20,476,092     20,496,718



                                                                                       For the quarter ended
                                                                     ------------------------------------------------------------
                                                   For the year
                                                      ended
                                                     12/31/98         12/31/98         9/30/98          6/30/98         3/31/98
                                                   -------------     -----------      -----------      -----------    -----------
Income before gain on sale of real estate,
   minority interests and extraordinary item...... $ 40,591,000      $10,933,000      $ 9,998,000      $10,005,000    $ 9,655,000
Adjustments:
  Depreciation and amortization...................   21,948,000        6,072,000        5,575,000        5,632,000      4,669,000
  Adjustments for unconsolidated
    joint ventures................................    1,393,000          366,000          365,000          366,000        296,000
  Non-recurring items:
    Provision for litigation loss.................      930,000                -          930,000                -              -
Minority interests (1)............................   (6,367,000)      (2,014,000)      (1,754,000)      (1,692,000)      (907,000)
                                                   ------------      -----------      -----------      -----------    -----------

Funds from Operations............................. $ 58,495,000      $15,357,000      $15,114,000      $14,311,000    $13,713,000
                                                   ============      ===========      ===========      ===========    ===========

Weighted average number
shares outstanding diluted (1)....................   20,510,988       20,522,910       20,523,466       20,549,875     20,550,845



                                                                                        For the quarter ended
                                                                     ------------------------------------------------------------
                                                    For the year
                                                       ended
                                                      12/31/97        12/31/97         9/30/97           6/30/97       3/31/97
                                                    ------------     -----------      -----------      -----------    -----------
Income before gain on sale of real estate,
   minority interests and extraordinary item.....   $ 29,032,000     $ 8,483,000      $ 7,899,000      $ 6,907,000    $ 5,743,000

Adjustments:
  Depreciation and amortization..................     13,992,000       4,129,000        3,555,000        3,220,000      3,088,000
  Adjustments for unconsolidated
    joint ventures...............................        941,000         251,000          242,000          448,000              -
  Non-recurring items:
    Loss from hedge termination..................        138,000         138,000                -                -              -
  Minority interests (1).........................       (603,000)       (162,000)        (161,000)        (142,000)      (138,000)
                                                    ------------     -----------      -----------      -----------    -----------

Funds from operations............................   $ 43,500,000     $12,839,000      $11,535,000      $10,433,000    $ 8,693,000
                                                    ============     ===========      ===========      ===========    ===========

Weighted average number
shares outstanding diluted (1)...................     17,152,990      19,435,950       17,860,753       16,624,396     14,557,019


(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock, Series 1996A, into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of December 31, 1999 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.


                                      For the Year Ended December 31
                               ---------------------------------------------
 (In thousands)                 2000      2001      2002      2003     2004    Thereafter          Total
                               -------    -----    ------    ------    -----    ----------       --------

Fixed rate debt............... $43,196    2,763    24,832    30,482    2,697       210,818       $314,788
Average interest rate.........    7.10%    7.09%     7.09%     7.03%    7.00%         6.99%

Variable rate LIBOR debt...... $10,500        -         -         -        -        58,820(1)    $ 69,320
Average interest rate.........    6.59%                 -         -        -             -           5.50%


(1)  Capped at interest rates ranging from 7.1% to 7.3%


At December 31, 1999 the Operating Partnership had four forward treasury contracts for an aggregate notional amount of $60,000,000, fixing the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and will be settled in 2000. Subsequent to December 31, 1999, three of the four contracts were sold, resulting in a net realized gain of approximately $920,000. The value of the unsold contract as of December 31, 1999 was $403,000.

The four forward treasury contracts represent the derivative exposures that exist as of December 31, 1999. The Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Operating Partnership's hedging strategies at that time and interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on April 25, 2000.


                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(A)   Financial Statements and Report of KPMG LLP, independent auditors                     Page
                                                                                            ----
      (1)  Consolidated Financial Statements

           Independent Auditors' Report                                                      F-2

           Balance Sheets:
             Essex Portfolio, L.P., as of December 31, 1999 and December 31, 1998            F-3

           Statements of Operations:
             Essex Portfolio, L.P., for the years ended December 31, 1999, 1998 and 1997     F-4

           Statements of Partners' Capital:
             Essex Portfolio, L.P., for the years ended December 31, 1999, 1998 and 1997     F-5

           Statements of Cash Flows:
             Essex Portfolio, L.P., for the years ended December 31, 1999, 1998 and 1997.    F-6

           Notes to Consolidated Financial Statements                                        F-7

      (2)  Financial Statement Schedule:  Real Estate and Accumulated Depreciation
             Essex Portfolio, L.P. for the year ended December 31, 1999                      F-26


(B)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(C)   Exhibits

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Essex Portfolio, L.P.:


We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








San Francisco, California
February 4, 2000

                              ESSEX PORTFOLIO, L.P

                          Consolidated Balance Sheets

                           December 31, 1999 and 1998

                             (Dollars in thousands)


                                   ASSETS                           1999           1998
                                                                 ----------      ----------
Real estate:
   Rental properties:
       Land and land improvements.............................   $  234,497     $  219,115
       Buildings and improvements.............................      694,579        670,849
                                                                 ----------     ----------
                                                                    929,076        889,964
   Less accumulated depreciation..............................      (96,605)       (77,789)
                                                                 ----------     ----------
                                                                    832,471        812,175

   Investments ...............................................       47,992         10,590
   Real estate under development..............................      120,414         53,213
                                                                 ----------     ----------
                                                                  1,000,877        875,978

Cash and cash equivalents - unrestricted .....................       12,348          2,548
Cash and cash equivalents - restricted .......................       17,216         15,532
Notes and other related party receivables ....................       13,654         10,450
Notes and other receivables ..................................        9,001         18,809
Prepaid expenses and other assets ............................        3,495          3,444
Deferred charges, net ........................................        5,722          5,035
                                                                 ----------     ----------
                                                                 $1,062,313     $  931,796
                                                                 ==========     ==========

                      LIABILITIES AND PARTNERS' CAPITAL

Mortgage notes payable .......................................   $  373,608     $  325,822
Lines of credit ..............................................       10,500         35,693
Accounts payable and accrued liabilities .....................       28,379         28,601
Distributions payable ........................................       13,248         11,145
Other liabilities ............................................        5,594          5,301
Deferred gain ................................................        5,002          5,002
                                                                 ----------     ----------
           Total liabilities .................................      436,331        411,564

Minority interests ...........................................        2,379          2,951
Partners' capital:
   General partner:
       Common equity..........................................      383,379        352,295
       Preferred equity.......................................        4,314         37,505
                                                                 ----------     ----------
                                                                    387,693        389,800
                                                                 ----------     ----------
   Limited partners:
       Common equity..........................................       31,420         25,331
       Preferred equity.......................................      204,490        102,150
                                                                 ----------     ----------
                                                                    235,910        127,481
                                                                 ----------     ----------
    Total partners' capital...................................      623,603        517,281
                                                                 ----------     ----------
Commitments and contingencies
                                                                 $1,062,313       $931,796

          See accompanying notes to consolidated financial statements

                             ESSEX PORTFOLIO, L.P.

                     Consolidated Statements of Operations

                 Years ended December 31, 1999, 1998 and 1997

                (Dollars in thousands, except per unit amounts)

                                                                            1999              1998              1997
                                                                       ------------       -----------       -----------
Revenues:
     Rental........................................................    $    137,262       $   119,397       $    79,936
     Other property income.........................................           3,165             2,645             1,464
                                                                       ------------       -----------       -----------
                     Total property revenues.......................         140,427           122,042            81,400
     Interest and other income.....................................           5,618             3,217             3,169
                                                                       ------------       -----------       -----------
                     Total revenues................................         146,045           125,259            84,569
                                                                       ------------       -----------       -----------
Expenses:
     Property operating expenses:
         Maintenance and repairs...................................           9,222             8,972             6,814
         Real estate taxes.........................................          10,271             9,109             6,340
         Utilities.................................................           8,532             7,809             5,074
         Administrative............................................          10,582             9,228             5,514
         Advertising...............................................           2,187             1,742             1,225
         Insurance.................................................             912             1,073               859
         Depreciation and amortization.............................          26,150            21,948            13,992
                                                                       ------------       -----------       -----------
                                                                             67,856            59,881            39,818
     Interest......................................................          21,268            19,374            12,659
     Amortization of deferred financing costs......................             566               718               509
     General and administrative....................................           4,263             3,765             2,413
     Loss from hedge termination...................................              --                --               138
     Provision for litigation loss.................................              --               930                --
                                                                       ------------       -----------       -----------
                     Total expenses................................          93,953            84,668            55,537
                                                                       ------------       -----------       -----------
                     Income before gain on sales of real estate,
                         minority interests and extraordinary item.          52,092            40,591            29,032

Gain on sales of real estate.......................................           9,524                 9             5,114

Minority interests.................................................            (549)             (462)             (463)
                                                                       ------------       -----------       -----------
                     Income before extraordinary item..............          61,067            40,138            33,683

Extraordinary loss on early extinguishment of debt.................            (214)           (4,718)             (361)
                                                                       ------------       -----------       -----------
                     Net income....................................          60,853            35,420            33,322

Dividends on preferred units - general partner.....................          (1,333)           (3,500)           (2,681)
Dividends on preferred units - limited partner.....................         (12,238)           (5,595)               --
                                                                       ------------       -----------       -----------
                     Net income available to common units..........    $     47,282       $    26,325       $    30,641
                                                                       ============       ===========       ===========
Per Operating Partnership Common Unit data:
     Basic:
         Income before extraordinary item available to
              common units.........................................    $       2.43       $      1.68       $      2.00
         Extraordinary item - debt extinguishment..................           (0.01)            (0.25)            (0.02)
                                                                       ------------       -----------       -----------
                     Net income....................................    $       2.42       $      1.43       $      1.98
                                                                       ============       ===========       ===========
         Weighted-average number of partnership units
              outstanding during the period........................      19,543,341        18,504,427        15,509,218
                                                                       ============       ===========       ===========
     Diluted:
         Income before extraordinary item available to
              common units.........................................    $       2.38       $      1.66       $      1.96
         Extraordinary item - debt extinguishment..................           (0.01)            (0.25)            (0.02)
                                                                       ------------       -----------       -----------
                     Net income....................................    $       2.37       $      1.41       $      1.94
                                                                       ============       ===========       ===========
         Weighted-average number of partnership units
              outstanding during the period........................      20,513,398        18,682,416        17,149,600
                                                                       ============       ===========       ===========
Distributions per Operating Partnership common unit................    $       2.15       $      1.95       $      1.77
                                                                       ============       ===========       ===========

         See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                 Consolidated Statements of Partners' Capital

                 Years ended December 31, 1999, 1998 and 1997

                       (Dollars and units in thousands)


                                             GENERAL PARTNER                             LIMITED PARTNER
                                 --------------------------------------       -------------------------------------
                                                              PREFERRED                                   PREFERRED
                                     COMMON EQUITY             EQUITY            COMMON EQUITY             EQUITY
                                 ---------------------        ---------       --------------------        ---------
                                 UNITS         AMOUNTS         AMOUNT         UNITS        AMOUNTS         AMOUNT           TOTAL
                                 -------       -------        ---------       ------       -------         --------         ------
Balances at December 31,
     1996....................... 11,592    $   205,302       $   17,505       1,855     $   24,239       $       --     $  247,046
Contribution - net proceeds
     from preferred stock.......     --             --           20,000          --             --               --         20,000
Contribution - net proceeds
     from common stock..........  4,995        154,012               --          --             --               --        154,012
Contribution - net proceeds
     from options exercised.....     28            686               --          --             --               --            686
Contributions - net proceeds
     from partners..............     --             --               --          18            543               --            543
Net income......................     --         26,636            2,681          --          4,005               --         33,322
Partners' distributions.........     --        (25,226)          (2,681)         --         (3,300)              --        (31,207)
                                 -------       -------        ---------       ------       -------         --------         ------
Balances at December 31,
     1997....................... 16,615        361,410           37,505       1,873         25,487               --        424,402
Contribution - net proceeds
     from preferred units.......     --             --               --          --             --          102,150        102,150
Contribution - net proceeds
     from options exercised.....     24            464               --          --             --               --            464
Contribution - net proceeds
     from dividend
     reinvestment plan..........      2             10               --          --             --               --             10
Contributions - net proceeds
     from partners..............     --             --               --          --             --               --             --
Net income......................     --         22,829            3,500          --          3,496            5,595         35,420
Partners' distributions.........     --        (32,418)          (3,500)         --         (3,652)          (5,595)       (45,165)
                                 -------       -------        ---------       ------       -------         --------         ------
Balances at December 31,
     1998....................... 16,641        352,295           37,505       1,873         25,331          102,150        517,281
Contribution - net proceeds
     from preferred units.......     --             --               --          --             --          102,340        102,340
Contribution - net proceeds
     from options exercised.....     53            930               --          --             --               --            930
Shares issued from conversion
     of Convertible Preferred
     Stock......................  1,618         33,191          (33,191)         --             --               --             --
Redemption of limited partner
     common units...............     --             --               --         (65)        (2,101)              --         (2,101)
Issuance of limited partner
     common units...............     --             --               --         274          7,469               --          7,469
Common units purchased
     by Operating Partnership...   (262)        (7,119)              --          --             --               --         (7,119)
Net income......................     --         42,231            1,333          --          5,051           12,238         60,853
Partners' distributions.........     --        (38,149)          (1,333)         --         (4,330)         (12,238)       (56,050)
                                 -------       -------        ---------       ------       -------         --------         ------
Balances at December 31,
     1999....................... 18,050    $   383,379    $       4,314       2,082    $    31,420    $     204,490    $   623,603
                                 ======        =======        =========       ======       =======         ========        =======
         See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1999, 1998 and 1997

                            (Dollars in thousands)

                                                                                1999              1998               1997
                                                                            ------------      -----------        -----------
Cash flows from operating activities:
     Net income..........................................................   $     60,853      $    35,420        $    33,322
     Minority interests..................................................            549              462                463
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Gain on sales of real estate..............................         (9,524)              (9)            (5,114)
               Equity in (income) loss of limited partnerships...........         (1,389)            (276)               209
               Loss on early extinguishment of debt......................            214            4,718                361
               Loss from hedge termination...............................             --               --                138
               Depreciation and amortization.............................         26,150           21,948             13,992
               Amortization of deferred financing costs..................            566              718                509
               Changes in operating assets and liabilities:
                    Other receivables....................................            621          (10,207)            (1,377)
                    Prepaid expenses and other assets....................           (393)             336               (158)
                    Accounts payable and accrued liabilities.............          5,626            4,831              2,738
                    Other liabilities....................................            293            1,093              1,815
                                                                            ------------      -----------        -----------
                         Net cash provided by operating activities.......         83,566           59,034             46,898
                                                                            ------------      -----------        -----------
Cash flows from investing activities:
     Additions to rental properties......................................        (88,305)        (163,019)          (247,886)
     Dispositions of rental properties...................................         63,421           26,354             15,470
     Increase in restricted cash.........................................         (1,684)         (10,049)            (3,831)
     Additions to related party notes and other receivables..............         (6,084)          (5,616)           (28,761)
     Repayments of related party notes and other receivables.............         16,504            4,430             21,859
     Net (contributions to) distributions from investments in
          corporations and limited partnerships..........................        (30,025)           1,255                620
     Additions to real estate under development..........................        (74,608)         (33,256)           (27,422)
                                                                            ------------      -----------        -----------
                         Net cash used in investing activities...........       (120,781)        (179,901)          (269,951)
                                                                            ------------      -----------        -----------
Cash flows from financing activities:
     Proceeds from mortgage and other notes payable and lines of credit..        241,150          349,540            204,931
     Repayment of mortgage and other notes payable and lines of credit...       (229,771)        (283,065)          (164,580)
     Additions to deferred charges.......................................         (1,253)          (2,345)              (752)
     Net proceeds from preferred unit sales..............................        102,340          102,150                 --
     Contributions from stock offerings - general partner................             --               --            174,012
     Payment of offering related costs...................................            (93)            (323)              (711)
     Contributions from stock options exercised and shares issued
          through dividend reinvestment plan - general partner...........            930              474                686
     General partner shares purchased by limited partner.................         (7,119)              --
     Redemption of limited partner units.................................         (2,100)              --                 --
     Net payments made in connection with costs related to the
          early extinguishment of debt...................................             --           (4,086)                --
     Distributions to limited partners and minority interest.............        (18,435)          (8,138)            (3,910)
     Distributions to general partner....................................        (38,634)         (35,074)           (25,046)
                                                                            ------------      -----------        -----------
                         Net cash provided by financing activities.......         47,015          119,133            184,630
                                                                            ------------      -----------        -----------
Net (decrease) increase in cash and cash equivalents.....................          9,800           (1,734)           (38,423)
Cash and cash equivalents at beginning of period.........................          2,548            4,282             42,705
                                                                            ------------      -----------        -----------
Cash and cash equivalents at end of period...............................   $     12,348      $     2,548        $     4,282
                                                                            ============      ===========        ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $5,172, $3,494 and $1,276
          capitalized....................................................   $     15,860      $    18,947         $   12,384
                                                                            ============      ===========        ===========
Supplemental disclosure of noncash investing and financing activities:
     Real estate under development transferred to rental properties......   $     21,700               --                 --
                                                                            ============      ===========        ===========
     Mortgage note payable assumed in connection with the purchase
          of real estate.................................................   $     15,800      $    18,443         $   83,041
                                                                            ============      ===========        ===========
     Issuance of limited partner common units in connection with the
          purchase of real estate........................................   $      7,469      $        --         $       --
                                                                            ============      ===========        ===========
     Consolidation of Fountain Court Apartment Associates, L.P.:
          Real estate under development..................................   $     32,452      $        --         $       --
                                                                            ============      ===========        ===========
          Notes payable and other liabilities............................   $     27,000      $        --         $       --
                                                                            ============      ===========        ===========
     During 1999, the Operating Partnership contributed $43,077 of real estate and real estate under development subject to $27,300 of notes payable in exchange for a $4,437 note receivable and a $11,340 investment in the AEW joint venture.

See accompanying notes to consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(1)    ORGANIZATION AND BASIS OF PRESENTATION

       Essex Portfolio, L.P. (the Operating Partnership) was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the Company), the general partner in the Operating Partnership (the General Partner), completed its initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,071 were used by the General Partner to acquire a 77.2% interest in the Operating Partnership. The Operating Partnership holds the assets and liabilities and conducts the operating activities of the Company. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the Code), as amended.

       The limited partners own an aggregate 10.3% interest in the Operating Partnership at December 31, 1999. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 2,082,381 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

       The Operating Partnership operates and has ownership interests in 68 multifamily properties (containing 15,106 units) and four commercial properties (with approximately 290,000 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


              Certain rental properties are pledged as collateral for the related mortgage notes payable.

              When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121). Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 1999. No properties are classified as held for sale as of December 31, 1999.


       (b)    INVESTMENTS

              The Operating Partnership consolidates or accounts for its investments in joint ventures and corporations under the equity method of accounting based on its ownership interests in those entities. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Operating Partnership's equity in undistributed earnings or losses since acquisition.


       (c)    REVENUES

              Rental revenue is reported on the accrual basis of accounting.


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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


       (f)    DEFERRED CHARGES

              Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.


       (g)    INTEREST

              The Operating Partnership capitalized $5,172, $3,494 and $1,276 of interest related to the development of real estate during 1999, 1998 and 1997, respectively.


       (h)    MINORITY INTEREST

              Minority interest for 1999 represents a 15% interest in three San Diego multifamily properties and a 49% interest in one Pacific Northwest multifamily property, held by outside investors.


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


       (j)    RECLASSIFICATIONS

              Certain reclassifications have been made to the 1998 and 1997 balances to conform with the 1999 presentation.


       (k)    USE OF ESTIMATES

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


       (l)    NEW ACCOUNTING PRONOUNCEMENTS

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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(3)    EQUITY TRANSACTIONS

       During 1998 and 1999, the Operating Partnership sold cumulative redeemable preferred units to certain institutional investors in private placements as follows:
                                                          PRICE
                                                           PER
           DESCRIPTION           DATE          UNITS      UNIT      NET PROCEEDS
        -----------------   --------------  -----------  -------  --------------

        7.875% Series B     February 1998    1,200,000   $50.00     $58,275
        7.875% Series B     April 1998         400,000    50.00      19,500
        9.125% Series C     November 1998      500,000    50.00      24,375
        9.30% Series D      July 1999        2,000,000    25.00      48,925
        9.25% Series E      September 1999   2,200,000    25.00      53,400


       Preferred units issued in connection with the above transactions are included in minority interests in the accompanying consolidated balance sheet.

       During 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 1,415,313 shares of its ownership in the Company's 8.75% convertible preferred stock, Series 1996A (the Convertible Preferred Stock) into 1,617,501 shares of the Company's common stock. The Company has filed a shelf registration statement covering Tiger/Westbrook's resale of all shares of its common stock issuable upon conversion of its convertible preferred stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998. As of December 31, 1999, Tiger/Westbrook owned 184,687 shares of Convertible Preferred Stock.

       Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

         (Dollars and shares in thousands, except for per unit amounts)


(4)    PER UNIT DATA

       Basic income per unit before extraordinary item and diluted income per share before extraordinary item were calculated as follows for the years@ ended December 31:

                                                  1999                          1998                       1997
                                       --------------------------- ---------------------------- ----------------------------
                                               WEIGHTED    PER-              WEIGHTED   PER-            WEIGHTED    PER-
                                                AVERAGE   SHARE               AVERAGE  SHARE             AVERAGE   SHARE
                                        INCOME   UNITS    AMOUNT     INCOME    UNITS   AMOUNT   INCOME    UNITS    AMOUNT
                                       -------  ------  ---------- ---------  ------- ------- ---------  -------  --------

       Income before extraordinary
           item                     $  61,067                         40,138                     33,683
       Less: dividends on
           preferred units            (13,571)                        (9,095)                    (2,681)
                                      --------                        ------                   --------

       Basic:
           Income before
             extraordinary item
             available to common
             units                     47,496   19,543  $      2.43   31,043   18,504   $ 1.68   31,002   15,509  $  1.98
                                                         ==========                     ======                     =======

       Effect of Dilutive
           Securities:
           Convertible preferred
             units                      1,333      786                    --     --(/1/)          2,681    1,400
           Options (2)                     --      184                    --      178                --      240
                                      -------   ------                ------  -------          --------   ------

       Diluted:
           Income before
             extraordinary item
             available to common
             units plus assumed
             conversions            $  48,829   20,513  $      2.38   31,043   18,682   $ 1.66   33,683   17,149  $  1.96
                                      =======   ======   ==========   ======  =======   ====== ========   ======   =======

----------
(1)  Securities not included because they were anti-dilutive.

(2) The following options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the general partner common units for the year and, therefore, the effect would be antidilutive:

                                       1999               1998          1997
                                 ----------------   ---------------  ---------

      Number of options                 295               332            --

      Range of exercise prices   $31.875 - 34.750   $30.125 -34.250      --


                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(5)      REAL ESTATE


       (a)    RENTAL PROPERTIES

              Rental properties consist of the following as of December 31, 1999 and 1998:


                                                  LAND AND LAND         BUILDING AND                            ACCUMULATED
                                                   IMPROVEMENTS         IMPROVEMENTS            TOTAL          DEPRECIATION
                                                 -----------------    -----------------    ----------------   ----------------

                 December 31, 1999:
                     Multifamily properties   $        232,732     $         690,955    $       923,687    $         96,357
                     Commercial properties               1,765                 3,624              5,389                 248
                                                 -----------------    -----------------    ----------------   ----------------

                                              $        234,497     $         694,579    $       929,076    $         96,605
                                                 =================    =================    ================   ================

                 December 31, 1998:
                     Multifamily properties   $        217,337     $         651,818    $       869,155    $         73,638
                     Commercial properties               1,778                19,031             20,809               4,151
                                                 -----------------    -----------------    ----------------   ----------------

                                              $        219,115     $         670,849    $       889,964    $         77,789
                                                 =================    =================    ================   ================


              The properties are located in California, Washington and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

              During the year ended December 31, 1999, the Operating Partnership sold one property to an unrelated third party for $11,100 resulting in a gain of $3,085. The Operating Partnership also sold one property for a gross sales price of $18,400 resulting in a gain of $4,708 to an entity controlled by a member of the Operating Partnership's Board of Directors, following unanimous approval of the independent board members of the Operating Partnership's Board of Directors. During the year ended 1999, the Operating Partnership sold an 80% interest in three properties and land with development rights to a newly formed joint venture. The Operating Partnership received a 20% interest in the joint venture for contributing its remaining 20% interest in these properties. The 80% interest was sold for $58,098, resulting in a gain on the sale of $1,731.

              During the year ended December 31, 1998, four properties were sold to third parties for $26,354 resulting in a gain of $9 and a deferred gain of $5,002. During the year ended December 31, 1997, the Operating Partnership sold four properties to third parties for $15,470 resulting in a gain of $5,114.

              The Operating Partnership utilized Internal Revenue Code Section 1031 to defer the majority of the taxable gains resulting from these sales.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


              For the years ended December 31, 1999, 1998 and 1997, depreciation expense on real estate was $25,808, $21,890 and $13,913, respectively.


       (b)    INVESTMENTS

              In October 1999, the Operating Partnership entered into two separate joint venture entities and received an approximate 49.9% equity interest. Together with the joint venture partners, the Operating Partnership formed two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc. Newport Beach North, Inc. and Newport Beach South, Inc. own an approximate 99.65% interest in Newport Beach North, LLC and Newport Beach South, LLC, respectively. The Operating Partnership contributed its investment of Coronado at Newport - North, an acquisition made in the third quarter of 1999, to Newport Beach North, LLC. At the same time, the partners in Newport Beach South, LLC purchased Coronado at Newport - South, a 715-unit apartment community located in Newport Beach, California, for a contract price of $64,500. The two entities have identical ownership structures, and generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and redevelopment fees from the joint venture and incentive payments based on the financial success of the joint venture.

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

              In December 1999, the Operating Partnership entered into a joint venture and received an approximate 20% equity interest in the joint venture. The Operating Partnership contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture (AEW joint venture). The Operating Partnership also contributed land and development rights for a development community located in Oxnard, California. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

              In connection with its formation, the AEW joint venture assumed two mortgage loans the Operating Partnership previously had outstanding on the Casa Mango and Riverfront properties for $7,300 and $20,000, respectively. The loans bear interest at a fixed rate of 7.4% and mature in 2009.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


              Investments which are accounted for under the equity method consist of the following as of December 31, 1999 and 1998:

                                                                                          1999               1998
                                                                                     ----------------   ----------------
               Investments in joint ventures:
                   Direct and indirect LLC member interests of approximately
                     49.9% in Newport Beach North, LLC and Newport Beach South,
                     LLC......................................................... $        28,435    $            --
                   Limited partnership interest of 20% in AEW joint ventures.....          11,341                 --
                   Class A Member interest of 45% in Park Hill LLC...............           5,516              3,978
                   Limited partnership interest of 49.9% in Jackson School
                     Village, L.P................................................           2,649              2,473
                   Limited partnership interest of 46% in Mt. Sutro Terrace
                     Associates, L.P.............................................           2,223                 --
                   Limited partnership interest of 1% in Portland Shopping
                     Centers (1).................................................            (234)              (183)
                   Limited partnership interest of 1% in Anchor Village
                     Apartments (1)..............................................            (889)              (691)
                   Limited partnership interest of 1% in Highridge Apartments
                     (1).........................................................          (1,570)              (987)
                   Limited partnership interest of 51% in Fountain Court
                     Apartment Associates, L.P...................................              --              5,352
                                                                                     ----------------   ----------------

                                                                                           47,471              9,942
                                                                                     ----------------   ----------------

               Investments in corporations:
                   Essex Management Corporation - 19,000 shares of preferred
                     stock.......................................................             190                190
                   Essex Fidelity I Corporation - 31,800 shares of preferred
                     stock.......................................................             331                331
                                                                                     ----------------   ----------------

                                                                                              521                521
                                                                                     ----------------   ----------------

               Other investments.................................................              --                127
                                                                                     ----------------   ----------------

                                                                                  $        47,992    $        10,590
                                                                                     ================   ================

               (1) The negative balances result from excess distributions and allocations over investment cost basis. The Operating Partnership can receive profits and losses different from its partnership interest.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)



(6)    NOTES FROM INVESTEES AND OTHER RELATED PARTY RECEIVABLES

       Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 1999 and 1998:

                                                                                          1999               1998
                                                                                     ---------------    ----------------

               Notes receivable from joint venture investees:
                   Note receivable from Highridge Apartments, secured, bearing
                     interest at 9%, due March 2008.............................  $         1,047    $         1,047

                   Note receivable from Highridge Apartments, secured, bearing
                     interest at 10%, due on demand.............................            2,950                 --

                   Note receivable from Fidelity I, secured, bearing interest
                     at 8%, due on demand.......................................               --              1,358

                   Notes receivable from Fidelity I and JSV, secured, bearing
                     interest at 9.5 - 10%, due 2015............................              800                800

                   Receivable from Highridge Apartments, non-interest bearing,
                     due on demand..............................................            3,624              2,928

                   Receivable from Las Hadas, non-interest bearing, due on
                     demand.....................................................            1,209              1,209

                   Receivable from Anchor Village, non-interest bearing, due on
                     demand.....................................................            1,282                933

               Other related party receivables:

                   Loans to officers, bearing interest at 8%, due April 2006....              633                500

                   Other related party receivables, substantially all due on
                     demand.....................................................            2,109              1,675
                                                                                     ---------------    ----------------

                                                                                  $        13,654    $        10,450
                                                                                     ===============    ================


       The Operating Partnership's officers and directors do not have a substantial economic interest in these joint venture investees.

       Other related party receivables consist primarily of accrued interest income on related party notes receivable and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(7)    NOTES AND OTHER RECEIVABLES

       Notes and other receivables consist of the following as of December 31, 1999 and 1998:

                                                                                         1999               1998
                                                                                    ---------------    ----------------
              Receivable from AEW, non-interest bearing, due on demand.......... $         5,529    $            --
              Receivable from Newport Beach North and South LLC.................             429                 --
              Note receivable from the co-tenants in the Pathways property, secured, interest payable monthly at 9%, principal due June
                  2001..........................................................              --              4,452
              Note receivable from R&V Management, secured, bearing interest
                  at 12.04%, principal due March 1999...........................              --              7,879
              Note receivable from R&V Management, secured, bearing interest
                  at 10.0%, principal due June 2000.............................              --              2,814
              Other receivables.................................................           3,043              3,664
                                                                                    ---------------    ----------------
                                                                                 $         9,001    $        18,809
                                                                                    ===============    ================

(8)    RELATED PARTY TRANSACTIONS

       The Operating Partnership provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation (EMC). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Company, the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 1999, 1998 and 1997 totaled $545, $545 and $987, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap Company (M&M) including operating expense reimbursements of $851, $833 and $709 for the years ended December 31, 1999, 1998 and 1997, respectively. The Chairman of M&M is the Chairman of the Company. The commercial property which M&M occupied was sold in September 1999 to an entity controlled by a member of the Company's Board of Directors, following approval of the independent members of the Board of Directors.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


       During the years ended December 31, 1999, 1998 and 1997, the Operating Partnership paid brokerage commissions totaling $105, $0 and $590 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Operating Partnership is a party.

       Interest and other income include interest income of $705, $1,027 and $1,286 for the years ended December 31, 1999, 1998 and 1997, respectively, which was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest (Joint Ventures). Interest and other income also includes management fee income and investment income earned by the Company from its Joint Ventures of $561, $623 and $139 for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(9)    MORTGAGE NOTES PAYABLE

       Mortgage notes payable consist of the following as of December 31, 1999 and 1998:

                                                                                       1999           1998
                                                                                   ------------  ------------

       Mortgage note payable to a pension fund, secured by deeds of trust, bearing interest at 6.62%, interest only payments due monthly through
           October 2001, principal and interest payments due monthly thereafter, final principal payment of $90,596 due in October 2008. Under certain conditions this loan can be converted to an unsecured
           note payable.......................................................... $    100,000   $    100,000

       Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 6.885% to 8.055%, principal and interest payments due monthly, and maturity dates ranging from December 2000 through
           March 2008............................................................      145,106         96,214

       Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
           (approximately 3.5% for December 1999 and 1998), plus credit enhancement and underwriting fees ranging from approximately 1.2 to
           1.9%. The bonds are convertible to a fixed rate at the Operating
           Partnership's option. Among the terms imposed on the properties, which are security for the bonds, is that twenty percent of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from July 2014 through October 2026. These bonds are subject to interest rate protection agreements through August 2003, limiting the interest rate
           with respect to such bonds to a maximum interest rate of 7.1% to 7.3%.       58,820         58,820

       Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.0% to 8.78%, principal and interest payments due monthly, and maturity dates ranging from December 2002 through April
           2005. Under certain conditions this loan can be converted to an
           unsecured note payable................................................       44,158         44,788

       Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that twenty percent of the units are subject to tenant income qualification criteria. The interest rate will be repriced in
           February 2008 at the then current tax-exempt bond rate................       17,030         17,273

       Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is that twenty percent of the units are subject to tenant income
           qualifications criteria...............................................        8,494          8,727
                                                                                     ------------   -----------

                                                                                  $    373,608   $    325,822
                                                                                     ============   ===========


                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


       The aggregate scheduled maturities of mortgage notes payable are as follows:

                  2000............................... $            43,196
                  2001...............................               2,763
                  2002...............................              24,832
                  2003...............................              30,482
                  2004...............................               2,697
                  Thereafter.........................             269,638
                                                         --------------------

                                                      $           373,608
                                                         ====================


       In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15%-6.26%. These contracts are to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts will be settled no later than June 2000. Subsequent to December 31, 1999, three of the four contracts were sold, resulting in a net realized gain of approximately $920. The value of the unsold contract as of December 31, 1999 was $403.

       In addition, the Operating Partnership has entered into various other contracts to limit its interest rate exposure on debt related transactions. During 1999, 1998 and 1997, the Operating Partnership charged to expense $0, $0 and $138, respectively, of costs relating to the termination of such contracts.

       During the years ended December 31, 1999, 1998 and 1997, the Operating Partnership refinanced various mortgages and incurred a loss on the early extinguishment of debt of $214, $4,718 and $361 related to the write off of the unamortized mortgage loan fees and prepayment penalties.


(10)   LINE OF CREDIT

       The Operating Partnership has an unsecured $100,000 line of credit with a commercial bank with interest payable monthly at the bank's reference rate or at the Operating Partnership's option, 1.15% over the LIBOR rate, which expires June 2000. As of December 31, 1999 and 1998, the Operating Partnership had $10,500 and $35,693 outstanding under its line of credit. The amount available under the line of credit is reduced by $684, the amount outstanding under letters of credit obtained by the Operating Partnership.

       As of December 31, 1999, the thirty-day LIBOR rate was approximately 5.8%, and the prime rate was 8.5%.


(11)   LEASING ACTIVITY

       Rental revenues of the Operating Partnership include revenues received from its majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of three to twelve months). Due to the short-term nature of the leases, future minimum rental activity is not disclosed by the Operating Partnership.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(12)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 1999 and 1998, because interest rates and yields for these instruments are consistent with yields currently available to the Operating Partnership for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable, other liabilities and dividends payable approximate fair value as of December 31, 1999 and 1998 due to the short-term maturity of these instruments. See note 9 for fair value disclosure of interest rate risk management contracts.


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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


       The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 1999, 1998 and 1997:

                                                                         YEAR ENDED
                                                          ---------------------------------------
                                                              1999           1998        1997
                                                          ------------   -----------  -----------
          Revenues:
              Northern California.....................  $   46,960    $    42,078    $  33,481
              Southern California.....................      58,371         45,252       20,026
              Pacific Northwest.......................      33,316         32,137       23,356
                                                          ------------   -----------  -----------

                   Total segment revenues.............     138,647        119,467       76,863

          Non-segment property revenues...............       1,780          2,575        4,537
          Interest and other income...................       5,618          3,217        3,169
                                                          ------------   -----------  -----------

                   Total revenues.....................  $  146,045    $   125,259    $  84,569
                                                          ============   ===========  ===========

          Net operating income:
              Northern California.....................  $   35,962    $    31,681    $  24,664
              Southern California.....................      40,122         29,758       12,955
              Pacific Northwest.......................      22,284         21,138       14,916
                                                          ------------   -----------  -----------

                   Total segment net operating income.      98,368         82,577       52,535

          Non-segment net operating income............         353          1,532        3,039
          Interest and other income...................       5,618          3,217        3,169
          Depreciation and amortization...............     (26,150)       (21,948)     (13,992)
          Interest....................................     (21,268)       (19,374)     (12,659)
          Amortization of deferred financing costs....        (566)          (718)        (509)
          General and administrative..................      (4,263)        (3,765)      (2,413)
          Loss from hedge termination.................          --             --         (138)
          Provision for litigation loss...............          --           (930)          --
                                                         ------------   -----------  -----------

                   Income before gain on the sales of
                      real estate, minority interests,
                      and extraordinary item..........  $   52,092    $    40,591    $  29,032
                                                         ============   ===========  ===========

          Assets:
              Northern California.....................  $  216,946    $   241,676    $ 175,116
              Southern California.....................     415,374        355,077      257,714
              Pacific Northwest.......................     195,011        198,761      213,125
                                                         ------------   -----------  -----------

                   Total segment net real estate assets    827,331        795,514      645,955

          Non-segment net real estate assets..........       5,140         16,661       26,992
                                                         ------------   -----------  -----------

                   Net real estate assets.............     832,471        812,175      672,947

          Non-segment assets..........................     229,842        119,621       65,888
                                                         ------------   -----------  -----------

                   Total assets.......................  $1,062,313     $  931,796    $ 738,835
                                                         ============   ===========  ===========


                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(14)   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a summary of quarterly results of operations for 1999 and 1998:


                                                   QUARTER ENDED      QUARTER ENDED      QUARTER ENDED      QUARTER ENDED
                                                    DECEMBER 31       SEPTEMBER 30          JUNE 30            MARCH 31
                                                  ----------------   ----------------   ----------------    ---------------
              1999:
                  Total revenues before gain
                    on the sales of real
                    estate...................  $        39,512             37,745             34,898              33,890
                                                  ================   ================   ================    ===============

                  Gain on the sales of real
                    estate...................  $         4,816              4,708                 --                  --
                                                  ================   ================   ================    ===============

                         Extraordinary item..  $          (124)                --                (90)                 --
                                                  ================   ================   ================    ===============

                         Net income..........  $        19,271             17,962             12,076              11,544
                                                  ================   ================   ================    ===============

                  Per unit data:
                    Net income:
                      Basic..................  $          0.73              0.72               0.51                0.46
                                                  ================   ================   ================    ===============

                      Diluted................  $          0.70              0.71               0.50                0.46
                                                  ================   ================   ================    ===============

              1998:
                  Total revenues before gain
                    on the sales of real
                    estate...................  $        33,088             32,651           31,684              27,836
                                                  ================   ================   ================    ===============

                  Gain on the sales of real
                    estate...................  $            --                  9              --                    --
                                                  ================   ================   ================    ===============

                         Extraordinary item..  $        (3,912)              (806)             --                  --
                                                  ================   ================   ================    ===============

                         Net income..........  $         6,894              9,096            9,884              9,546
                                                  ================   ================   ================    ===============

                  Per unit data:
                    Net income:
                      Basic..................  $          0.23              0.36             0.41                0.43
                                                  ================   ================   ================    ===============

                      Diluted................  $          0.23              0.36             0.40                0.42
                                                  ================   ================   ================    ===============



 (15)  401(K) PLAN

       The Operating Partnership has a 401(k) pension plan (the Plan) for all full time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for non-highly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars (per individual) per year. Operating Partnership contributions to the Plan were approximately $58, $46 and $41 for the years ended December 31, 1999, 1998 and 1997.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 1999, 1998 and 1997

              (Dollars in thousands, except for per share amounts)


(16)   COMMITMENTS AND CONTINGENCIES

       A commercial bank has issued on behalf of the Operating Partnership various letters of credit relating to financing and development transactions for an aggregate amount of $684 which expired January 2000.

       The Operating Partnership is developing nine multifamily residential projects, which are anticipated to have an aggregate of approximately 1,904 multifamily units. The Operating Partnership expects that such projects will be completed during the next two years. In connection with these projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 1999, the Operating Partnership is committed to fund approximately $78,700 relating to these projects.

       Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Operating Partnership carries no express insurance coverage for this type of environmental risk. The Operating Partnership has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Operating Partnership's financial position, results of operations, or liquidity.

       The Operating Partnership is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

       In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement.


       In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the general partner common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the general partner common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement.

                             ESSEX PORTFOLIO, L.P.

                    Real Estate and Accumulated Depreciation

                               December 31, 1999
                             (Dollars in thousands)


                                                                                        INITIAL COST            COSTS
                                                                                --------------------------    CAPITALIZED
                                                                                               BUILDINGS      SUBSEQUENT
                                                                                                  AND             TO
PROPERTY                           UNITS       LOCATION        ENCUMBRANCE         LAND       IMPROVEMENTS    ACQUISITION
-----------------------------      -----  -----------------    -----------      --------      ------------    -----------

Encumbered multifamily
 properties

        Summerhill Park .....       100   Sunnyvale, CA        $                $  2,654      $      4,918    $       433
        Oak Pointe ..........       390   Sunnyvale, CA                            4,842            19,776          4,589
        Summerhill Commons ..       184   Newark, CA                               1,608             7,582            792
        Pathways ............       296   Long Beach, CA                           4,083            16,757          7,758
        Villa Rio Vista .....       286   Anaheim, CA                              3,013            12,661          2,101
        Foothill Commons ....       360   Bellevue, WA                             2,435             9,821          2,510
        Woodland Commons ....       236   Bellevue, WA                             2,040             8,727          1,353
        Palisades ...........       192   Bellevue, WA                             1,560             6,242          1,522
                                                               -----------      --------      ------------    -----------
                                                                   100,000        22,235            86,484         21,058
        Wharfside Pointe ....       142   Seattle, WA                              2,245             7,020            726
        Emerald Ridge .......       180   Bellevue, WA                             3,449             7,801            653
        Sammamish View ......       153   Bellevue, WA                             3,324             7,501            515
                                                               -----------      --------      ------------    -----------
                                                                    19,201         9,018            22,322          1,894
                                                               -----------      --------      ------------    -----------
        Brighton Ridge ......       264   Renton, WA                               2,623            10,800            595
        Landmark ............       285   Hillsboro, OR                            3,655            14,200            686
        Eastridge ...........       188   San Ramon,CA                             6,068            13,628            303
                                                               -----------      --------      ------------    -----------
                                                                    27,418        12,346            38,628          1,584
                                                               -----------      --------      ------------    -----------
        Bridle Trails .......        92   Kirkland, WA               4,191         1,500             5,930            100
        Bunker Hill Towers ..       456   Los Angeles, CA           18,122        11,498            27,871            445
        Camarillo Oaks ......       564   Camarillo, CA             27,915        10,953            25,254          3,234
        Columbus ............        83   Glendale, CA               4,540         2,407             5,672            181
        Evergreen Heights ...       200   Kirkland, WA               8,949         3,566            13,395            332
        Euclid ..............        85   Pasadena, CA               2,884         2,202             4,794            189
        Glenbrook ...........        84   Pasadena, CA               4,474         2,312             4,923            140
        Huntington Breakers .       342   Huntington Beach, CA      23,409         9,306            22,720            398
        Inglenook Court .....       224   Bothell, WA                8,300         3,467             7,881          1,330
        Lorraine ............       132   Glendale, CA               8,378         4,288            11,081             --
        Maple Leaf ..........        48   Seattle, WA                2,048           805             3,283             54
        Meadowood ...........       320   Simi Valley, CA           17,030         7,852            18,592            622
        Spring Lake .........        69   Seattle, WA                2,243           838             3,399             65
        Stonehedge Village ..       196   Bothell, WA                9,065         3,167            12,603            433
        The Bluffs ..........       224   San Diego, CA              8,357         3,405             7,743            176
        The Shores (5) ......       348   San Ramon, CA             18,101         8,789            18,252           (450)
        Treetops ............       172   Fremont, CA                9,800         3,520             8,182            875
        Wandering Creek .....       156   Kent, WA                   5,300         1,285             4,980            870
        Wilshire Promenade ..       128   Fullerton, CA              7,764         3,118             7,385            230
        Windsor Ridge .......       216   Sunnyvale, CA             13,619         4,017            10,315            563
                                                               -----------      --------      ------------    -----------
                                                                   351,108       131,894           371,689         34,323
                                                               -----------      --------      ------------    -----------
Unencumbered multifamily
 properties
        Avondale at Warner
        Center ..............       446   Woodland Hills, CA                      10,536            24,522             72
        Bristol Commons .....       188   Sunnyvale, CA                            5,278            11,853            792
        Castle Creek ........       216   Newcastle, WA                            4,149            16,028            736
        Fairway (3) .........        74   Newport Beach, CA                        2,374             5,476             96
        Foothill/Twincreeks .       176   San Ramon, CA                            5,875            13,992            887
        Hillsborough Park ...       235   La Habra, CA                             6,291            15,455             23
        Kings Road ..........       196   Los Angeles, CA                          4,023             9,527            182
        Marina Cove (4) .....       292   Santa Clara, CA                          5,320            16,431          1,333
        Meadows @ Cascade ...       198   Vancouver, WA                            2,261             9,070            378
        Hillcrest Park ......       608   Newbury Park, CA                        15,318            40,601            712
        Park Place/
        Windsor Court/Cochran       176   Los Angeles, CA                          4,965            11,806            231
        Plumtree ............       140   Santa Clara, CA                          3,090             7,421            523
        Stevenson Place .....       200   Fremont, CA                                996             5,582          5,789
        Tara Village ........       168   Tarzana, CA                              3,178             7,535            393
        The Laurels .........       164   Mill Creek, WA                           1,559             6,430            291
        The Village .........       122   Oxnard, CA                               2,349             5,579            156
        Trabucco Villas .....       132   Lake Forest, CA                          3,638             8,640            388
        Villa Scandia .......       118   Ventura, CA                              1,570             3,912            152
        Village @ Cascade ...       192   Vancouver, WA                            2,103             8,753            118
        Wimbledon Woods .....       560   Hayward, CA                              9,883            37,670            619
        Monterra del Mar ....       122   Pasadena, CA                             2,188             5,263          3,420
                                 ------                        -----------      --------      ------------    -----------
                                 12,118                            351,108       228,838           643,235         51,614
                                 ======                        -----------      --------      ------------    -----------




                                                                            GROSS AMOUNT
                                                                        CARRIED AT CLOSE OF PERIOD
                                                                  --------------------------------------
                                                                      LAND        BUILDINGS
                                                                      AND            AND
PROPERTY                           UNITS       LOCATION           IMPROVEMENTS   IMPROVEMENTS   TOTAL(1)
-----------------------------      -----  -----------------       ------------   ------------   --------

Encumbered multifamily
 properties

        Summerhill Park .....       100   Sunnyvale, CA           $      2,655   $      5,350   $  8,005
        Oak Pointe ..........       390   Sunnyvale, CA                  4,845         24,362     29,207
        Summerhill Commons ..       184   Newark, CA                     1,518          8,464      9,982
        Pathways ............       296   Long Beach, CA                 6,163         22,435     28,598
        Villa Rio Vista .....       286   Anaheim, CA                    2,986         14,789     17,775
        Foothill Commons ....       360   Bellevue, WA                   2,438         12,328     14,766
        Woodland Commons ....       236   Bellevue, WA                   2,042         10,078     12,120
        Palisades ...........       192   Bellevue, WA                   1,562          7,762      9,324
                                                                  ------------   ------------   --------
                                                                        24,209        105,568    129,777
        Wharfside Pointe ....       142   Seattle, WA                    2,253          7,738      9,991
        Emerald Ridge .......       180   Bellevue, WA                   3,447          8,456     11,903
        Sammamish View ......       153   Bellevue, WA                   3,329          8,011     11,340
                                                                  ------------   ------------   --------
                                                                         9,029         24,205     33,234
                                                                  ------------   ------------   --------
        Brighton Ridge ......       264   Renton, WA                     2,654         11,364     14,018
        Landmark ............       285   Hillsboro, OR                  3,697         14,844     18,541
        Eastridge ...........       188   San Ramon,CA                   6,089         13,910     19,999
                                                                  ------------   ------------   --------
                                                                        12,440         40,118     52,558
                                                                  ------------   ------------   --------
        Bridle Trails .......        92   Kirkland, WA                   1,529          6,001      7,530
        Bunker Hill Towers ..       456   Los Angeles, CA               11,628         28,186     39,814
        Camarillo Oaks ......       564   Camarillo, CA                 11,017         28,424     39,441
        Columbus ............        83   Glendale, CA                   2,408          5,852      8,260
        Evergreen Heights ...       200   Kirkland, WA                   3,645         13,648     17,293
        Euclid ..............        85   Pasadena, CA                   2,375          4,810      7,185
        Glenbrook ...........        84   Pasadena, CA                   2,430          4,945      7,375
        Huntington Breakers .       342   Huntington Beach, CA           9,312         23,112     32,424
        Inglenook Court .....       224   Bothell, WA                    3,474          9,204     12,678
        Lorraine ............       132   Glendale, CA                   4,288         11,081     15,369
        Maple Leaf ..........        48   Seattle, WA                      825          3,317      4,142
        Meadowood ...........       320   Simi Valley, CA                7,895         19,171     27,066
        Spring Lake .........        69   Seattle, WA                      857          3,445      4,302
        Stonehedge Village ..       196   Bothell, WA                    3,196         13,007     16,203
        The Bluffs ..........       224   San Diego, CA                  3,439          7,885     11,324
        The Shores (5) ......       348   San Ramon, CA                  7,099         19,492     26,591
        Treetops ............       172   Fremont, CA                    3,576          9,001     12,577
        Wandering Creek .....       156   Kent, WA                       1,296          5,839      7,135
        Wilshire Promenade ..       128   Fullerton, CA                  3,137          7,596     10,733
        Windsor Ridge .......       216   Sunnyvale, CA                  4,019         10,876     14,895
                                                                  ------------   ------------   --------
                                                                       133,123        404,783    537,906
                                                                  ------------   ------------   --------
Unencumbered multifamily
 properties
        Avondale at Warner
        Center ..............       446   Woodland Hills, CA            10,556         24,574     35,130
        Bristol Commons .....       188   Sunnyvale, CA                  5,283         12,640     17,923
        Castle Creek ........       216   Newcastle, WA                  4,818         16,095     20,913
        Fairway (3) .........        74   Newport Beach, CA              2,402          5,544      7,946
        Foothill/Twincreeks .       176   San Ramon, CA                  5,940         14,814     20,754
        Hillsborough Park ...       235   La Habra, CA                   6,290         15,479     21,769
        Kings Road ..........       196   Los Angeles, CA                4,030          9,702     13,732
        Marina Cove (4) .....       292   Santa Clara, CA                5,322         17,762     23,084
        Meadows @ Cascade ...       198   Vancouver, WA                  2,334          9,375     11,709
        Hillcrest Park ......       608   Newbury Park, CA              15,746         40,885     56,631
        Park Place/
        Windsor Court/Cochran       176   Los Angeles, CA                5,014         11,988     17,002
        Plumtree ............       140   Santa Clara, CA                3,091          7,943     11,034
        Stevenson Place .....       200   Fremont, CA                      998         11,369     12,367
        Tara Village ........       168   Tarzana, CA                    3,210          7,896     11,106
        The Laurels .........       164   Mill Creek, WA                 1,595          6,685      8,280
        The Village .........       122   Oxnard, CA                     2,393          5,691      8,084
        Trabucco Villas .....       132   Lake Forest, CA                3,841          8,825     12,666
        Villa Scandia .......       118   Ventura, CA                    1,592          4,042      5,634
        Village @ Cascade ...       192   Vancouver, WA                  2,151          8,823     10,974
        Wimbledon Woods .....       560   Hayward, CA                   10,346         37,826     48,172
        Monterra del Mar ....       122   Pasadena, CA                   2,657          8,214     10,871
                                 ------                           ------------   ------------   --------
                                 12,118                                232,732        690,955    923,687
                                 ======                           ------------   ------------   --------





                                                                                                            DEPRECIABLE
                                                                 ACCUMULATED         DATE OF        DATE       LIVES
PROPERTY                           UNITS       LOCATION          DEPRECIATION      CONSTRUCTION   ACQUIRED    (YEARS)
-----------------------------      -----  -----------------      ------------      ------------   --------  -----------

Encumbered multifamily
 properties

        Summerhill Park .....       100   Sunnyvale, CA          $      1,814         1988         09/88        3-40
        Oak Pointe ..........       390   Sunnyvale, CA                10,359         1973         12/88        3-30
        Summerhill Commons ..       184   Newark, CA                    2,861         1987         07/87        3-40
        Pathways ............       296   Long Beach, CA                5,519         1975         02/91        3-30
        Villa Rio Vista .....       286   Anaheim, CA                   7,742         1968         07/85        3-30
        Foothill Commons ....       360   Bellevue, WA                  4,847         1978         03/90        3-30
        Woodland Commons ....       236   Bellevue, WA                  3,854         1978         03/90        3-30
        Palisades ...........       192   Bellevue, WA                  3,310      1969/1977(2)    05/90        3-30
                                                                 ------------
                                                                       40,306
        Wharfside Pointe ....       142   Seattle, WA                   1,592         1990         06/94        3-30
        Emerald Ridge .......       180   Bellevue, WA                  1,646         1987         11/94        3-30
        Sammamish View ......       153   Bellevue, WA                  1,468         1986         11/94        3-30
                                                                 ------------
                                                                        4,706
                                                                 ------------
        Brighton Ridge ......       264   Renton, WA                    1,066         1986         12/96        3-30
        Landmark ............       285   Hillsboro, OR                 1,679         1990         08/96        3-30
        Eastridge ...........       188   San Ramon,CA                  1,564         1988         08/96        3-30
                                                                 ------------
                                                                        4,309
                                                                 ------------
        Bridle Trails .......        92   Kirkland, WA                    452         1986         10/97        3-30
        Bunker Hill Towers ..       456   Los Angeles, CA               1,627         1968         03/98        3-30
        Camarillo Oaks ......       564   Camarillo, CA                 2,555         1985         07/96        3-30
        Columbus ............        83   Glendale, CA                    116         1974         06/99        3-30
        Evergreen Heights ...       200   Kirkland, WA                  1,157         1990         06/97        3-30
        Euclid ..............        85   Pasadena, CA                    112         1972         04/99        3-30
        Glenbrook ...........        84   Pasadena, CA                    115         1972         04/99        3-30
        Huntington Breakers .       342   Huntington Beach, CA          1,700         1984         10/97        3-30
        Inglenook Court .....       224   Bothell, WA                   2,428         1985         10/94        3-30
        Lorraine ............       132   Glendale, CA                    207         1970         06/99        3-30
        Maple Leaf ..........        48   Seattle, WA                     240         1986         10/97        3-30
        Meadowood ...........       320   Simi Valley, CA               2,105         1986         11/96        3-30
        Spring Lake .........        69   Seattle, WA                     241         1986         10/97        3-30
        Stonehedge Village ..       196   Bothell, WA                     604         1986         10/97        3-30
        The Bluffs ..........       224   San Diego, CA                   666         1974         06/97        3-30
        The Shores (5) ......       348   San Ramon, CA                 1,879         1988         01/97        3-30
        Treetops ............       172   Fremont, CA                   1,219         1978         01/96        3-30
        Wandering Creek .....       156   Kent, WA                        939         1986         11/95        3-30
        Wilshire Promenade ..       128   Fullerton, CA                   762         1992         01/97        3-30
        Windsor Ridge .......       216   Sunnyvale, CA                 3,118         1989         03/89        3-40
                                                                 ------------
                                                                       71,563
                                                                 ------------
Unencumbered multifamily
 properties
        Avondale at Warner
        Center ..............       446   Woodland Hills, CA              229         1989         01/97        3-30
        Bristol Commons .....       188   Sunnyvale, CA                 1,220         1989         01/97        3-30
        Castle Creek ........       216   Newcastle, WA                   673         1997         12/97        3-30
        Fairway (3) .........        74   Newport Beach, CA               103         1972         06/99        3-30
        Foothill/Twincreeks .       176   San Ramon, CA                 1,379         1985         02/97        3-30
        Hillsborough Park ...       235   La Habra, CA                    182         1999         09/99        3-30
        Kings Road ..........       196   Los Angeles, CA                 799         1979         06/97        3-30
        Marina Cove (4) .....       292   Santa Clara, CA               3,694         1974         06/94        3-30
        Meadows @ Cascade ...       198   Vancouver, WA                   685         1988         11/97        3-30
        Hillcrest Park ......       608   Newbury Park, CA              2,613         1973         03/98        3-30
        Park Place/
        Windsor Court/Cochran       176   Los Angeles, CA                 736         1988         08/97        3-30
        Plumtree ............       140   Santa Clara, CA               1,668         1975         02/94        3-30
        Stevenson Place .....       200   Fremont, CA                   4,631         1971         04/82        3-30
        Tara Village ........       168   Tarzana, CA                     777         1972         01/97        3-30
        The Laurels .........       164   Mill Creek, WA                  657         1981         12/96        3-30
        The Village .........       122   Oxnard, CA                      473         1974         07/97        3-30
        Trabucco Villas .....       132   Lake Forest, CA                 660         1985         10/97        3-30
        Villa Scandia .......       118   Ventura, CA                     349         1971         06/97        3-30
        Village @ Cascade ...       192   Vancouver, WA                   598         1995         12/97        3-30
        Wimbledon Woods .....       560   Hayward, CA                   2,234         1975         03/98        3-30
        Monterra del Mar ....       122   Pasadena, CA                    433         1972         09/97        3-30
                                 ------                          ------------
                                 12,118                                96,356
                                 ======                          ------------


                            ESSEX PORTFOLIO, L.P.
                    Real Estate and Accumulated Depreciation
                               December 31, 1999
                             (Dollars in thousands)

                                                                                                      GROSS AMOUNT
                         TOTAL                                 INITIAL COST         COSTS       CARRIED AT CLOSE OF PERIOD
                        RENTABLE                           --------------------  CAPITALIZED   ----------------------------
                         SQUARE                                   BUILDINGS AND  SUBSEQUENT TO   LAND AND     BUILDINGS AND
        PROPERTY        FOOTAGE   LOCATION   ENCUMBRANCE   LAND   IMPROVEMENTS   ACQUISITION    IMPROVEMENTS  IMPROVEMENTS  TOTAL(1)
        --------        --------  --------   ----------- -------- ------------- -------------  ------------- ------------- --------
Commercial properties
      925 East Meadow..   17,404  Palo Alto,         --     1,401         3,172           816          1,765         3,624    5,389
                        --------    CA       ----------- -------- ------------- -------------  ------------- ------------- --------
                          17,404                     --     1,401         3,172           816          1,765         3,624    5,389
                        ========             ----------- -------- ------------- -------------  ------------- ------------- --------

Total multifamily and
  commercial properties                         $351,108 $230,239      $646,407       $52,430       $214,497      $694,579 $929,076
  (6)                                        ----------- -------- ------------- -------------  ------------- ------------- --------


                                                                              DEPRECIABLE
                               ACCUMULATED        DATE OF           DATE         LIVES
         PROPERTY              DEPRECIATION     CONSTRUCTION      ACQUIRED      (YEARS)
         --------              ------------     ------------      --------    ------------
Commercial properties
      925 East Meadow ......       249             1984            11/97         3-30
                                 --------
                                   249
                                 --------
                                 $ 96,605
                                 ========



(1)   The aggregate cost for federal income tax purposes is $764,618.
(2)   Phase I was built in 1969 and Phase II was built in 1977.
(3)   The land is leased pursuant to a ground lease expiring 2027.
(4) A portion of land is leased pursuant to a ground lease expiring in 2028.
(5) A portion of The Shores land value was allocated to real estate under development for the Bel Air (formerly Canyon Point) development project in the amount of $1,757.
(6) Not included on above schedule is the construction loan for the Fountain Court development project in the amount of $22,500.




A summary of activity for real estate and accumulated depreciation is as follows:


                                      1999         1998         1997
                                    ---------    ---------    ---------
Real estate:
     Balance at beginning of year   $ 889,964    $ 730,987    $ 393,809
     Improvements ...............       5,554       12,200        4,533
     Acquisition of real estate .     193,634      169,934      345,750
     Disposition of real estate .    (160,076)     (23,157)     (13,105)
                                    ---------    ---------    ---------

     Balance at end of year .....   $ 929,076    $ 889,964    $ 730,987
                                    =========    =========    =========




                                           1999        1998        1997
                                         --------    --------    --------
 Accumulated depreciation:
   Balance at beginning of year ......   $ 77,789    $ 58,040    $ 47,631
   Dispositions ......................     (7,334)     (2,183)     (3,504)
   Depreciation expense - Acquisitions      1,377       2,888       2,086
   Depreciation expense ..............     24,773      19,044      11,827
                                         --------    --------    --------

   Balance at end of year ............   $ 96,605    $ 77,789    $ 58,040
                                         ========    ========    ========


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

                                             Essex Portfolio, L.P.
                                             (Registrant)

                                             By:  Essex Property Trust, Inc.
                                             Its:  General Partner


Dated:     March 30, 2000
                                      By: /s/ Michael J. Schall
                                         ---------------------------------------
                                         Michael J. Schall
                                         Executive Vice President and
                                         Chief Financial Officer and Director
                                         (Principal Financial Officer)


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated            March 30, 2000          /s/ George M. Marcus
                                         ---------------------------------------
                                         George M. Marcus
                                         Chairman of the Board



Dated            March 30, 2000          /s/ Keith R. Guericke
                                         ---------------------------------------
                                         Keith R. Guericke
                                         President and Chief Executive Officer
                                         and Vice Chairman



Dated            March 30, 2000          /s/ Michael J. Schall
                                         ---------------------------------------
                                         Michael J. Schall
                                         Chief Financial Officer Executive,
                                         Vice President and Director



Dated            March 30, 2000          /s/ Mark J. Mikl
                                         ---------------------------------------
                                         Mark J. Mikl
                                         Vice President and Controller
                                         (Principal Accounting Officer)



Dated            March 30, 2000          /s/ William A. Millichap
                                         ---------------------------------------
                                         William A. Millichap
                                         Director



Dated            March 30, 2000          /s/ Gary P. Martin
                                         ---------------------------------------
                                         Gary P. Martin
                                         Director



Dated            March 30, 2000          /s/ Robert E. Larson
                                         ---------------------------------------
                                         Robert E. Larson
                                         Director

Dated            March 30, 2000          /s/ Thomas E. Randlett
                                         ---------------------------------------
                                         Thomas E. Randlett
                                         Director


Dated            March 30, 2000          /s/ Anthony Downs
                                         ---------------------------------------
                                         Anthony Downs
                                         Director


Dated            March 30, 2000          /s/ David Brady
                                         ---------------------------------------
                                         David Brady
                                         Director


Dated            March 30, 2000          /s/ Issie N. Rabinovitch
                                         ---------------------------------------
                                         Issie N. Rabinovitch
                                         Director


Dated            March 30, 2000          /s/ Willard H. Smith
                                         ---------------------------------------
                                         Willard H. Smith
                                         Director

Exhibit No.    Document                                                     Page
-----------    --------                                                     ----
3.1            Articles of Amendment and Restatement of Essex dated
               June 22, 1995, attached as Exhibit 3.1 to the Company's
               Quarterly Report on Form 10-Q for the Quarter ended
               June 30, 1995, and incorporated herein by reference.          --

3.2            Articles Supplementary of Essex Property Trust, Inc.
               for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated
               herein by reference.                                          --

3.3            First Amendment to Articles of Amendment and Restatement
               of Essex Property Trust, Inc., attached as Exhibit 3.1
               to the Company's 10-Q as of September 30, 1996, and
               incorporated herein by reference.                             --

3.4            Certificate of Correction to Exhibit 3.2 dated December
               20, 1996.                                                     (1)

3.5 Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated
               herein by reference.                                          --

3.6            Certificate of Amendment of the Bylaws of Essex Property
               Trust, Inc., dated December 17, 1996.                         (1)

3.7            Articles Supplementary reclassifying 2,000,000 shares
               of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the
               State of Maryland on February 10, 1998, attached as
               Exhibit 3.1 to the Company's Current Report on Form 8-K,
               filed March 3, 1998, and incorporated herein by reference.    --

3.8            Articles Supplementary reclassifying 500,000 shares of
               Common Stock as 500,000 shares of 9-1/8% Series C
               Cumulative Redeemable Preferred Stock, filed with the
               State of Maryland on November 25, 1998.                       (2)

3.9            Certificate of Correction to Exhibit 3.2 dated February
               12, 1999.                                                     (2)

3.10           Articles Supplementary reclassifying 6,617,822 shares
               of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of
               Maryland on November 13, 1998, attached as Exhibit 4.0
               to the Company's Annual Report on Form 10-K for the year
               ended December 31, 1998, and incorporated herein by
               reference.                                                    --

3.11           Articles Supplementary reclassifying 2,000,000 shares
               of Common Stock as 2,000,000 shares of 9.30% Series D
               Cumulative Redeemable Preferred Stock, filed with the
               State of Maryland on July 30, 1999, attached as Exhibit
               3.1 to the Company's 10-Q as of June 30, 1999 and
               incorporated herein by reference.                             --

3.12           Articles Supplementary reclassifying 2,200,000 shares
               of Common Stock as 2,200,000 shares of 9.25% Series E
               Cumulative Redeemable Preferred Stock, filed with the
               State of Maryland on September 9, 1999, attached as
               Exhibit 3 1 to the Company's 10-Q as of September 30,
               1999 and incorporated herein by reference.                    --


4.0            Rights Agreement, dated as of November 11, 1998,
               between Essex Property Trust, Inc., and BankBoston,
               N.A., as Rights Agent, including all exhibits thereto,
               attached as Exhibit 1 to the Company's Registration
               Statement filed on Form 8-A dated November 12, 1998,
               and incorporated herein by reference.                         --

10.1           Essex Property Trust, Inc. 1994 Stock Incentive Plan
               (amended and restated as of April 3, 1997 and previously
               known as the 1994 Employee Stock Incentive Plan), attached as Exhibit 10.7 to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997, and incorporated
               herein by reference.*                                         --


10.2           First Amended and Restated Agreement of Limited Partnership
               of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by
               reference.                                                    --

10.3           First Amendment to the First Amended and Restated
               Agreement of Limited Partnership of Essex Portfolio,
               L.P. dated February 6, 1998, attached as Exhibit 10.1 to
               the Company's Current Report on Form 8-K , filed March 3,
               1998, and incorporated herein by reference.                   --

10.4           Second Amendment to the First Amended and Restated
               Agreement of Limited Partnership of Essex Portfolio, L.P.
               dated April 20, 1998, attached as Exhibit 10.1 to the
               Company's Current Report on Form 8-K, filed April 23,
               1998,
               and incorporated herein by reference.                         --

10.5           Third Amendment to the First Amended and Restated
               Agreement of Limited Partnership of Essex Portfolio, L.P.
               dated November 24, 1998.                                      (2)

10.6           Fourth Amendment to the First Amended and Restated
               Agreement of Limited Partnership of Essex Portfolio, L.P.,
               dated July 28, 1999, attached as Exhibit 10.1 to the
               Company's 10-Q as of June 30, 1999 and incorporated
               herein by reference.                                          --

10.7           Fifth Amendment to the First Amended and Restated
               Agreement of Limited Partnership of Essex Portfolio, L.P.,
               dated September 3, 1999, attached as Exhibit 10.1 to the Company's 10-Q as of September 30, 1999 and incorporated
               herein by reference.                                          --

10.8 Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on
               June 6, 1994, and incorporated herein by reference.           --

10.9           Form of Essex Property Trust, Inc. 1994 Employee Stock
               Incentive Plan, attached as Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Registration No.
               33-76578), which became effective on June 6, 1994, and
               incorporated herein by reference.                             --

10.10          Form of Essex Property Trust, Inc. 1994 Employee Stock
               Purchase Plan, attached as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Registration No.
               33-76578), which became effective on June 6, 1994, and
               incorporated herein by reference.*                            --

10.11          Form of Non-Competition Agreement between Essex and
               each of Keith R. Guericke and George M. Marcus, attached
               as Exhibit 10.5 to the Company's Registration Statement
               on Form S-11 (Registration No. 33-76578), which became
               effective on June 6, 1994, and incorporated herein by
               reference.*                                                   --

10.12          Termination of Non-Compete Agreement between Essex
               Property Trust, Inc. and George M. Marcus attached as
               Exhibit 10.9 to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1998, and incorporated
               herein by reference.                                          --

10.13 Contribution Agreement by and among Essex, the Operating Partnership and the Limited Partners in the Operating Partnership, attached as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Registration No.
               33-76578), which became effective on June 6, 1994, and
               incorporated herein by reference.                             --

10.14 Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Registration
               No. 33-76578), which became effective on June 6, 1994,
               and incorporated herein by reference.                         --

10.15 Stock Purchase Agreement dated as of June 20, 1996 by and between Essex Property Trust, Inc. and Tiger/Westbrook
               Real Estate Fund L.P. and Tiger/Westbrook Real Estate Co-Investment Partnership, L.P., attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed August
               13, 1996, and incorporated herein by reference.               --

10.16          Amendment No. 1 to Stock Purchase Agreement dated as of
               July 1, 1996 by and between Essex Property Trust, Inc.
               and Tiger/Westbrook Real Estate Fund, L.P. and Tiger/
               Westbrook Real Estate Co-Investment Partnership, L.P.,
               attached as Exhibit 10.2 to the Company's Current Report
               on Form 8-K, filed August 13, 1996, and incorporated
               herein by reference.                                          --

10.17          First Amendment to Investor Rights Agreement dated
               July 1, 1996 by and between George M. Marcus and The
               Marcus & Millichap Company, attached as Exhibit 10.3 to
               the Company's Current Report on Form 8-K, filed August
               13, 1996, and incorporated herein by reference.               --

10.18 Agreement by and among M&M, M&M REIBC and the Operating Partnership and Essex regarding Stock Options attached as Exhibit 10.14 to the Company's Registration Statement
               on Form S-11 (Registration No. 33-76578), which became
               effective on June 6, 1994, and incorporated herein by
               reference.                                                    --

10.19 Co-Brokerage Agreement by and among Essex, the Operating Partnership, M&M REIBC and Essex Management Corporation
               attached as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein
               by reference.                                                 --

10.20 General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company's
               Registration Statement on Form S-11 (Registration No.
               33-76578), which became effective on June 6, 1994, and
               incorporated herein by reference.                             --

10.21          Form of Management Agreement between the Operating
               Partnership and Essex Management Corporation regarding
               the retail Properties attached as Exhibit 10.18 to the
               Company's Registration Statement on Form S-11
               (Registration No 33-76578), which became effective on
               June 6, 1994, and incorporated herein by reference.           --

10.22          Form of Investor Rights Agreement between Essex and
               the Limited Partner of the Operating Partnership
               attached as Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578),
               which became effective on June 6, 1994, and incorporated
               herein by reference.                                          --

10.23 Registration Rights Agreement, dated as of June 20, 1996, attached as Exhibit 10.8 to Essex's Current Report on
               Form 8-K, filed August 13, 1996, and incorporated herein
               by reference.                                                 --

10.24          Letter Agreement, dated July 1, 1996, among Essex
               Property Trust, Inc., Essex Portfolio, L.P., Tiger/
               Westbrook Real Estate Fund, L.P. and Tiger/Westbrook
               Real Estate Co-Investment Partnership, L.P., attached
               as Exhibit 10.9 to the Company's Current Report on Form
               8-K, filed August 13, 1996, and incorporated herein by
               reference.                                                    --

10.25          Letter Agreement with Tiger/Westbrook entities re:
               Limitations on Ownership of Stock of the Company,
               attached as Exhibit 10.1 to the Company's 10-Q as of
               September 30, 1996, and incorporated herein by
               reference.                                                    --

10.26          Phantom Stock Unit Agreement for Mr. Guericke, attached
               as Exhibit 10.1 to the Company's Quarterly Report
               on Form 10-Q for the quarter ended March 31, 1997,
               and incorporated herein by reference.*                        --

10.27          Phantom Stock Unit Agreement for Mr. Schall, attached
               as Exhibit 10.2 to the Company's Quarterly Report on
               Form 10-Q for the quarter ended March 31, 1997, and
               incorporated herein by reference.*                            --

10.28          Replacement Promissory Note (April 15, 1996) and
               Pledge Agreement for Mr. Guericke, attached as Exhibit
               10.3 to the Company's Quarterly Report on Form 10-Q
               for the quarter ended March 31, 1997, and incorporated
               herein by reference.                                          --

10.29          Promissory Note (December 31, 1996) and Pledge
               Agreement for Mr. Guericke, attached as Exhibit 10.4
               to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1997, and incorporated herein
               by reference.                                                 --

10.30 Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1997, and incorporated herein
               by reference.                                                 --

10.31          Promissory Note (December 31, 1996) and Pledge
               Agreement for Mr. Schall, attached as Exhibit 10.6 to
               the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1997, and incorporated herein
               by reference.                                                 --

10.32          First Amended and Restated Agreement of Limited
               Partnership of Western-Highridge I Investors, effective
               as of May 13, 1997, attached as Exhibit 10.1 to the
               Company's Quarterly Report on Form 10-Q for the quarter
               ended June 30, 1997, and incorporated herein by reference.    --

10.33          Registration Rights Agreement, effective as of May 13,
               1997, by and between the Company and the limited partners
               of Western-Highridge I Investors, Irvington Square
               Associates, Western-Palo Alto II Investors, Western
               Riviera Investors, and Western-San Jose III Investors,
               attached as Exhibit 10.6 to the Company's Quarterly
               Report on Form 10-Q for the quarter ended June 30, 1997,
               and incorporated herein by reference.                         --

10.34          $100,000,000 Promissory Note between Essex Portfolio,
               L.P., and Essex Morgan Funding Corporation, attached as
               Exhibit 10.1 to the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1998, and
               incorporated herein by reference.                             --

12.1           Schedule of Computation of Ratio of Earnings to Fixed
               Charges and Preferred Stock Dividends                         --

21.1           List of Subsidiaries of Essex Property Trust, Inc.            --

23.1           Consent of Independent Public Accountants.                    --

27.1           Article 5 Financial Data Schedule (Edgar Filing Only)         --

(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

* Management contract or compensatory plan or agreement.