Form 10-Q
period 2000-03-31
ESSEX PORTFOLIO LP
filed 2000-05-12
CIK 1053059

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

                               TABLE OF CONTENTS
                                   FORM 10-Q

                Part I                                               Page No.
                                                                     --------
Item 1    Financial Statements (Unaudited)                               3

          Consolidated Balance Sheets as of March 31, 2000 and
          December 31, 1999                                              4

          Consolidated Statements of Operations
          for the three months ended March 31, 2000 and 1999             5

          Consolidated Statements of Partners' Capital
          for the three months ended March 31, 2000
          and the year ended December 31, 1999                           6

          Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2000 and 1999             7

          Notes to Consolidated Financial Statements                     8

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13

Item 3    Quantitative and Qualitative Disclosure About Market Risk     18

                Part II

Item 6    Exhibits and Reports on Form 8-K                              20

          Signatures                                                    21

Part I   Financial Information
------   ---------------------

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

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)

                                                                        March 31,                December 31,
                                      Assets                              2000                       1999
                                      ------                        ----------------           -----------------
Real estate:
  Rental properties:
      Land and land improvements                                    $        241,643           $         234,497
      Buildings and improvements                                             728,508                     694,579
                                                                    ----------------           -----------------
                                                                             970,151                     929,076
      Less accumulated depreciation                                          (95,404)                    (96,605)
                                                                    ----------------           -----------------
                                                                             874,747                     832,471
  Investments                                                                 49,037                      47,992
  Real estate under development                                               59,410                     120,414
                                                                    ----------------           -----------------
                                                                             983,194                   1,000,877

Cash and cash equivalents-unrestricted                                        23,086                      12,348
Restricted cash                                                               18,082                      17,216
Notes and other related party receivables                                     14,781                      13,654
Notes and other receivables                                                    7,796                       9,001
Prepaid expenses and other assets                                              3,966                       3,495
Deferred charges, net                                                          5,457                       5,722
                                                                    ----------------           -----------------
                                                                    $      1,056,362           $       1,062,313
                                                                    ================           =================

                       Liabilities and Partners' Capital
                       ---------------------------------

Mortgage notes payable                                              $        372,917           $         373,608
Lines of credit                                                                    0                      10,500
Accounts payable and accrued liabilities                                      29,583                      28,379
Distributions payable                                                         13,228                      13,248
Other liabilities                                                              5,625                       5,594
Deferred gain                                                                  5,002                       5,002
                                                                    ----------------           -----------------

          Total liabilities                                                  426,355                     436,331

Minority interests                                                             2,486                       2,379

Partners' capital:
  General Partner:
    Common equity                                                            387,140                     383,379
    Preferred equity                                                           4,314                       4,314
                                                                    ----------------           -----------------
                                                                             391,454                     387,693

  Limited Partners:
    Common equity                                                             31,577                      31,420
    Preferred equity                                                         204,490                     204,490
                                                                    ----------------           -----------------
                                                                             236,067                     235,910
                                                                    ----------------           -----------------
          Total partners' capital                                            627,521                     623,603
                                                                    ----------------           -----------------
          Total liabilities and partners' capital                   $      1,056,362           $       1,062,313
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

                            ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                             Three months ended
                                                                    ------------------------------------
                                                                         March 31,           March 31,
                                                                           2000                1999
                                                                    -----------------   ---------------
Revenues:
 Rental                                                             $          36,846    $       31,902
 Other property                                                                   954               696
                                                                    -----------------   ---------------
  Total property                                                               37,800            32,598
 Interest and other                                                             1,736             1,292
                                                                    -----------------   ---------------
  Total revenues                                                               39,536            33,890
                                                                    -----------------   ---------------
Expenses:
 Property operating expenses
  Maintenance and repairs                                                       2,151             2,095
  Real estate taxes                                                             2,598             2,517
  Utilities                                                                     2,056             1,995
  Administrative                                                                3,332             2,743
  Advertising                                                                     497               509
  Insurance                                                                       221               221
  Depreciation and amortization                                                 6,667             6,045
                                                                    -----------------   ---------------
                                                                               17,522            16,125
                                                                    -----------------   ---------------
 Interest                                                                       5,808             4,934
 Amortization of deferred financing costs                                         159               130
 General and administrative                                                     1,125             1,011
                                                                    -----------------   ---------------
  Total expenses                                                               24,614            22,200
                                                                    -----------------   ---------------
  Income before gain on the sales of real estate
      and minority interests                                                   14,922            11,690

 Gain on the sales of real estate                                               4,022                 0
                                                                    -----------------   ---------------
  Income before minority interests                                             18,944            11,690

 Minority interests                                                              (146)             (146)
                                                                    -----------------   ---------------
  Net income                                                                   18,798            11,544

 Dividends on preferred units-general partner                                    (117)             (831)
 Dividends on preferred units-limited partner                                  (4,580)           (2,145)
                                                                    -----------------   ---------------
      Net income available to common units                          $          14,101   $         8,568
                                                                    =================   ===============

Per operating partnership unit data.
 Basic:
      Net income                                                    $            0.70   $          0.46
                                                                    =================   ===============

  Weighted average number of partnership
    units outstanding during the period                                    20,146,833        18,608,130
                                                                    =================   ===============
 Diluted:

      Net income                                                    $            0.69   $          0.46
                                                                    =================   ===============
  Weighted average number of partnership
    units outstanding during the period                                    20,578,898        18,761,479
                                                                    =================   ===============
 Distributions per Operating Partnership common unit                $            0.55   $          0.50
                                                                    =================   ===============

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                 Consolidated Statements of Partners' Capital
              For the three months ended March 31, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)
                       (Dollars and units in thousands)

                                                 General Partner                             Limited Partners
                                   ----------------------------------------     ---------------------------------------
                                                                 Preferred                                    Preferred
                                            Common Equity          Equity             Common Equity             Equity
                                   ------------------------     -----------     -------------------------     ---------
                                     Units        Amount          Amount          Units         Amount          Amount     Total
                                   ---------    -----------     -----------     ---------     -----------     ---------  ---------
Balances at December 31,
     1998                             16,641    $   352,295     $    37,505         1,873     $    25,331     $ 102,150  $ 517,281

Contribution-net proceeds from
     perpetual preferred units             -              -               -             -               -       102,340    102,340
Contribution net proceeds
     from options exercised               53            930               -             -               -             -        930
Common units issued from
     conversion of Convertible         1,618         33,191         (33,191)            -               -             -
     Preferred Stock
Redemption of limited partner              -              -               -           (65)         (2,101)            -     (2,101)
     common units
Issuance of limited
     partner common units                  -              -               -           274           7,469             -      7,469
Common units purchased
     by Operating Partnership           (262)        (7,119)              -             -               -             -     (7,119)
Net income                                           42,231           1,333             -           5,051        12,238     60,853
Partners' distributions                    -        (38,149)         (1,333)            -          (4,330)      (12,238)   (56,050)
                                   ---------    -----------     -----------     ---------     -----------     ---------  ---------

Balances at December 31,
     1999                             18,050        383,379           4,314         2,082          31,420       204,490    623,603

Redemption of limited
     partner common units                  -              -               -            (5)           (165)            -       (165)

Contribution-net proceeds
     from options exercised               46          1,080               -             -               -             -      1,080
Net income                                 -         12,633             117             -           1,468         4,580     18,798
Partners' distributions                    -         (9,952)           (117)            -          (1,146)       (4,580)   (15,795)
                                   ---------    -----------     -----------     ---------     -----------     ---------  ---------

Balances at March 31,
     2000                             18,096    $   387,140     $     4,314         2,077     $    31,577     $ 204,490  $ 627,521
                                   =========    ===========     ===========     =========     ===========     =========  =========

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                           Three months ended
                                                                    -----------------------------------
                                                                         March 31,            March 31,
                                                                           2000                 1999
                                                                    ------------------------------------
Net cash provided by operating activities:                          $       22,032       $       18,862
                                                                    --------------       --------------
Cash flows from investing activities:
    Additions to real estate                                                (5,548)              (4,874)
    Proceeds received from the disposition of real estate                   31,302                    -
    (Decrease) Increase in restricted cash                                    (866)                 283
    Additions to related party notes and other receivables                  (2,000)                (967)
    Repayment of related party notes and other receivables                   2,036                  477
    Additions to real estate under development                              (9,526)             (24,834)
    Net (contribution to) / distributions from investments
      in corporations and limited partnerships                                (605)                 327
                                                                    --------------       --------------
          Net cash provided by (used in) investing activities               14,793              (29,588)
                                                                    --------------       --------------

Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
      and lines of credit                                                   17,000               53,000
    Repayment of mortgage and other notes payable
      and lines of credit                                                  (28,191)             (29,737)
    Additions to deferred charges                                                -                 (337)
    Contributions from stock options exercised and shares
      issued through dividend reinvestment plan
      -general partner                                                       1,080                   39
    Distributions to minority interest and limited partners                 (5,768)              (3,026)
    Redemption of operating partnership units limited partner                 (164)                (200)
    Distributions to general partner                                       (10,044)              (9,316)
                                                                    --------------       --------------
    Net cash (used in) provided by financing activities                    (26,087)              10,423
                                                                    --------------       --------------
Net increase (decrease) in cash and cash equivalents                        10,738                 (303)
Cash and cash equivalents at beginning of period                            12,348                2,548
                                                                    --------------       --------------
Cash and cash equivalents at end of period                          $       23,086       $        2,245
                                                                    ==============       ==============

Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $656 and
          $1,179 capitalized                                        $        5,208       $        3,446
                                                                    ==============       ==============

Supplemental disclosure of non-cash investing and
   financing activities:
    Real estate under development transferred to
          rental properties                                         $       70,530       $            -
                                                                    ==============       ==============

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

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

     The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     The Company is the sole general partner in the Operating Partnership, owning an 89.7%, 89.7% and 90.0% general partnership interest as March 31, 2000, December 31, 1999 and March 31, 1999, respectively.

     As of March 31, 2000, the Operating Partnership operates and has ownership interests in 69 multifamily properties (containing 15,442 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Disposition Activities
     ---------------------------

     On March 6, 2000, the Operating Partnership sold the buildings and a leasehold interest in Vista Pointe, a 286 unit apartment community, located in Anaheim, California for $15,300. The land lease entitles the Operating Partnership to receive a fixed land lease payment over the 34-year term, and an interest in future appreciation of the Vista Pointe property. In connection with the sale, the Operating Partnership is obligated to loan at 9% up to approximately $1,000 related to property specific improvements. The Operating Partnership's interest in the land is subordinated to a loan obtained by the buyer in connection with the purchase of the property. The Operating Partnership may be required to sell the land after six years as specified in the buyout provisions of the agreement. There was a $4,013 gain recognized on the sale.

     On March 29, 2000, the Operating Partnership sold Station Park Apartments, a 106 unit apartment community located in Walnut Creek, California for $15,800. This apartment was

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

     previously reported as a development community and reached stabilized operations in February 2000. There was a $9 gain recognized on the sale.

     (B)  Development Activities
     ---------------------------

     Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2000, the Operating Partnership had five development communities, with an aggregate of 1,176 multifamily units. During the first quarter of 2000, the Operating Partnership reached stabilized operations at three multifamily communities containing 540 units that were previously reported as development communities. The three projects which were previously reported as development projects and have achieved stabilized operations are Bel Air, Fountain Court and Station Park Apartments. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. As of March 31, 2000, the Operating Partnership is committed to fund approximately $63,400 under these commitments.

     Bel Air apartments is a 348 unit existing apartment community previously referred to as the Shores in San Ramon, California which was acquired by the Operating Partnership in December 1995. Including the expansion of 114 units, the total number of units for this community is 462 units. The property is wholly owned by the Operating Partnership. The total investment related to the 114 unit expansion of approximately $18,200 is included in rental properties in the accompanying consolidated balance sheets at March 31, 2000.

     Fountain Court Apartments is a 320 unit apartment community located in downtown Seattle, Washington. The Operating Partnership has a 51% ownership interest in the property. The total investment of approximately $36,800 is included in rental properties in the accompanying consolidated balance sheets at March 31, 2000.

     Station Park Apartments is a 106 unit apartment community located in Walnut Creek, California. This property was sold during the first quarter of 2000 as noted under disposition activities.

     (C)  Redevelopment Activities
     -----------------------------

     Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increasing financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and as a result, may have less than stabilized operations. At March 31, 2000, the Operating Partnership had eight redevelopment communities in Southern California which contain an aggregate of 2,054 units with a total projected investment of $33,860.

(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC") are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2000 and 1999 totaled $233 and $102, respectively. The expenses are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     Other income includes interest income of $122 and $86 for the three months ended March 31, 2000 and 1999. This interest income was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest. Other income also includes management fee income and investment income from its related party partnerships in which the Operating Partnership owns an ownership interest of $474 and $344 for the three months ended March 31, 2000 and 1999.

     During the quarter ended March 31, 2000, the Operating Partnership paid brokerage commissions totaling $289 to M&M on the sales of real estate. The commission is reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. The Chairman of M&M is the Chairman of the Company.

     Notes and other related party receivables as of March 31, 2000 and December 31, 1999 consist of the following:


                                                                                March 31,  December 31,
                                                                                ---------  ------------
          Notes receivable from Joint Ventures:                                   2000          1999
                                                                                ---------  -------------
               Note receivable from Highridge Apartments
               secured, bearing interest at 9.4%, due March 2008                  $1,047       $ 1,047

               Note receivable from Highridge Apartments, secured,
               Bearing interest at 10%, due on demand                              2,950         2,950

               Note receivable from Fidelity I and JSV, secured,
               bearing interest at 9.5-10%, due 2015                                 800           800

               Note receivable from Highridge,
               non-interest bearing, due on demand                                 3,988         3,624

               Note receivable from Las Hadas,
               non-interest bearing, due on demand                                 2,558         1,209

               Note receivable from Anchor Village,
               non-interest bearing, due on demand                                 1,334         1,282

               Other related party receivables:
               Loans to officers, bearing interest at 8%, due April 2006             633           633

               Other related party receivables, substantially due on demand        1,481         2,109
                                                                                --------       -------
                                                                                 $14,791       $13,654
                                                                                ========       =======

     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  Forward Treasury Contracts
     --------------------------

     The Operating Partnership has one forward treasury contract for an aggregate notional amount of $20,000, locking the 10 year treasury rate at 6.16%. This contract is to limit the interest rate exposure on identified future debt financing requirements relating to multifamily development

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

     projects. This contract will be settled no later than June 2000. If the contract were settled as of March 31, 2000, the Operating Partnership would be entitled to receive approximately $105.

     During the first quarter of 2000, three of the four contracts that were held as of December 31, 1999, were sold. The Operating Partnership received proceeds of approximately $920. It is anticipated that these proceeds will be reflected as a reduction in future project financing cost.

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

(6)  Segment Information
     -------------------

     The Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Operating Partnership's commercial property. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                             Three months ended
                                                            March 31,    March 31,
                                                              2000         1999
                                                            ---------    ---------
     Revenues
          Northern California                                  $12,636      $11,288
          Southern California                                   15,773       12,509
          Pacific Northwest                                      9,391        8,116
                                                               -------      -------
               Total segment revenues                           37,800       31,913
     Non-segment property revenues                                   -          685
     Interest and other income                                   1,736        1,292
                                                               -------      -------
               Total revenues                                  $39,536      $33,890
                                                               =======      =======

     Net operating income:
          Northern California                                  $ 9,880      $ 8,562
          Southern California                                   10,716        8,332
          Pacific Northwest                                      6,393        5,376
                                                               -------      -------
               Total segment net operating income               26,989       22,270
   Non-segment net operating income                                (44)         248
   Interest and other income                                     1,736        1,292
   Depreciation and amortization                                (6,667)      (6,045)
   Interest                                                     (5,808)      (4,934)
   Amortization of deferred financing costs                       (159)        (130)
   General and administrative                                   (1,125)      (1,011)
                                                               -------      -------
               Income before gain on the sales of real
                estate and minority interests                  $14,922      $11,690
                                                               =======      =======

                  Notes to Consolidated Financial Statements
                            March 31, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


                                              March 31, 2000  December 31, 1999
                                              --------------  -----------------
   Assets:
      Northern California                        $  233,528         $  216,946
      Southern California                           405,550            415,374
      Pacific Northwest                             230,539            195,011
                                                 ----------         ----------
         Total segment net real estate assets       869,617            827,331
   Non-segment net real estate assets                 5,130              5,140
                                                 ----------         ----------
         Net real estate assets                     874,747            832,471
   Non-segment assets                               181,615            229,842
                                                 ----------         ----------
         Total assets                            $1,056,362         $1,062,313
                                                 ==========         ==========

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended March 31, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2000, December 31, 1999 and March 31, 1999, owed an 89.7%, 89.7% and 90.0% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2000, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 98% of its property revenues for the three months ended March 31, 2000 and 1999. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 58 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 11 are located in

Northern California, 29 are located in Southern California, 18 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 11,954 multifamily units with total capitalized acquisition costs of approximately $950.7 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in six multifamily development properties that have reached stabilized operations. These development properties consist of 1,220 units with total capitalized development costs of $131.7 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since its it began operations, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $32.2 million and a deferred gain of $5.0 million.

The Operating Partnership is developing five multifamily residential communities, with an aggregate of 1,176 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $91,300,000. As of March 31, 2000, the Operating Partnership's remaining development commitment is approximately $63,400,000.

Results of Operations

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended
-----------------------------------------------------------------------------
March 31,1999.
--------------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the three months ended March 31, 2000 and 1999) increased to 96.4% for the three months ended March 31, 2000 from 95.7%, for the three months ended March 31, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the three months ended March 31, 2000 and 1999 are as follows:

                            March 31,   March 31,
                              2000        1999
                              ----        ----

     Northern California      97.8%       96.2%
     Southern California      96.3%       96.7%
     Pacific Northwest        94.6%       94.1%

Total Revenues increased by $5,646,000 or 16.7% to $39,536,000 in the first quarter of 2000 from $33,890,000 in the first quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.


                                                         Three Months Ended
                                                             March 31,
                                                         -------------------
                                            Number of                            Dollar    Percentage
                                            Properties     2000       1999       Change      Change
                                            ----------    -------    -------    --------    ----------
Revenues
   Property revenues Same
    Store Properties
      Northern California                           12    $10,529    $ 9,665      $  864           8.9%
      Southern California                           13      9,360      8,702         658           7.7
      Pacific Northwest                             19      8,409      8,116         293           3.6
                                                    --    -------    -------      ------    ----------
            Quarterly Same Store
              Properties                            44     28,298     26,483       1,815           6.9
                                                    ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1998                        9,502      6,115       3,387          55.4
                                                          -------    -------      ------    ----------
          Total property revenues                          37,800     32,598       5,202          16.0
                                                          -------    -------      ------    ----------

Interest and other income                                   1,736      1,292         444          34.4
                                                          -------    -------      ------    ----------
          Total revenues                                  $39,536    $33,890      $5,646          16.7%
                                                          =======    =======      ======    ==========

As set forth in the above table, $3,387,000 of the $5,646,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities and development communities. During this period, the Operating Partnership acquired six multifamily properties and reached stabilized operations at five development communities (the "Acquisition Properties"), and disposed of six multifamily properties, and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $1,815,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 6.9% to $28,298,000 in the first quarter of 2000 from $26,483,000 in the first quarter of 1999. The majority of this increase was attributable to the 12 multifamily Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $864,000 or 8.9% to $10,529,000 in the first quarter of 2000 from $9,665,000 in the first quarter of 1999. This $864,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 97.8% in the first quarter of 2000 from 96.2% in the first quarter of 1999. The 13 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of these properties increased by $658,000 or 7.7% to $9,360,000 in first quarter of 2000 from $8,702,000 in the first quarter of 1999. The $658,000 increase is attributable to rental rate increases which were offset by a decrease in financial occupancy to 96.3% in the first quarter of 2000 from 96.7% in the third quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $293,000 or 3.6% to $8,409,000 in the first quarter of 2000 from $8,116,000 in the first quarter of 1999. The $293,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 94.6% in the first quarter of 2000 from 94.1% in the first quarter of 1999. The increase in total revenue also reflected an increase of $444,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $2,414,000 or approximately 10.9% to $24,614,000 in the first quarter of 2000 from $22,200,000 in the first quarter of 1999. Interest expense increased by $874,000 or 17.7% to $5,808,000 in the first quarter from $4,934,000 in the first quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $775,000 or 7.7% to $10,855,000 in the first quarter of 2000 from $10,080,000 in the first quarter of 1999. Of such increase, $971,000 was attributable to the Acquisition Properties and the Disposition Properties. The aggregate property operating expense increase is less than the amount of such increase for the Acquisition and Disposition Properties due to a decrease in property operating expenses of the Same Store Properties.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $114,000 in the first quarter of 2000 from the amount for the first quarter of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $7,254,000 to $18,798,000 in the first quarter of 2000 from $11,544,000 in the first quarter of 1999. Net income for the first quarter of 2000 included a gain on the sales of real estate of $4,022,000. No gains on sale were recognized in the first quarter of 1999. The remainder of the increase is a result of the net contribution of the Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At March 31, 2000 the Operating Partnership had $23,086,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has a $100,000,000 unsecured line of credit. Outstanding balances under the line of credit bear interest at the bank's reference rate, or at the Operating Partnership's option, 1.15% over the LIBOR rate. The line of credit matures in May 2000. At March 31, 2000 the Operating Partnership had no balance outstanding on its line of credit. During the quarter ended March 31, 2000, the Operating Partnership had outstanding balances which bore interest rates ranging from 7.0% to 8.0%. The Operating Partnership intends to replace or renew this facility prior to its expiration with similar terms.

In addition to the unsecured line of credit, the Operating Partnership had $372,917,000 of secured indebtedness at March 31, 2000. Such indebtedness consisted of $291,597,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first three months of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at a maximum interest rates ranging from 7.1% to 7.3%. At March 31, 2000, the Operating Partnership also had a variable rate construction loan outstanding which is secured by one of its development communities. This development community reached stabilized operations in March 2000. The construction loan, in the aggregate amount of $22,500,000 bears interest at LIBOR plus 2.0% and matures in June 2000.

The Operating Partnership's unrestricted cash balance increased by $10,738,000 from $12,348,000 as of December 31, 1999 to $23,086,000 as of March 31, 2000.
This increase was primarily a result of

$22,032,000 of net cash provided by operating activities and $14,793,000 of net cash provided by investing activities, which was offset by $26,087,000 of net cash used in financing activities. Of the $14,793,000 net cash provided by investing activities, $31,302,000 of proceeds were received from the disposition of real estate, as offset by $5,548,000 of cash used to purchase and upgrade rental properties and $9,526,000 used to fund real estate under development. The $26,087,000 net cash used in financing activities was primarily a result of $28,191,000 of repayments of mortgage and other notes payable and lines of credit and $10,044,000 of dividends/distributions paid which was offset by $17,000,000 of proceeds from mortgage and other notes payable and lines of credit.

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

The Operating Partnership is developing five multifamily residential communities, with an aggregate of 1,176 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $91,300,000. As of March 31, 2000, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $63,400,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the first quarter of 2000, the Operating Partnership reached stabilized occupancy at three communities that were previously reported as development communities.

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

Year 2000 Compliance

The date is now past January 1, 2000 and the Operating Partnership has not experienced any immediate adverse impact from the transition to the year 2000. However, the Operating Partnership cannot provide assurance that its vendors have not or will nor be affected in a manner that is not yet apparent. The Operating Partnership uses software, computer technology and other services provided by third party vendors that may fail due to year 2000 issues. This failure may involve significant time and expense, and uncorrected problems could potentially harm the Operating Partnership's operations. Therefore, the Operating Partnership will continue to monitor its year 2000 compliance and the year 2000 compliance of its vendors.

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's presentation of Funds From Operations. The following table sets forth The Company's calculation of Funds from Operations for the three months ended March 31, 2000 and 1999.

                                            March 31, 2000   March 31, 1999
                                           ---------------  ---------------

Income before gain on the sales of
     real estate and minority interests       $14,922,000      $11,690,000
Adjustments:
          Depreciation and amortization         6,667,000        6,045,000
          Unconsolidated joint ventures         1,009,000          367,000

          Minority interests (1)               (4,726,000)      (2,363,000)
                                              -----------      -----------

          Funds from Operations               $17,872,000      $15,739,000
                                              ===========      ===========
     Weighted average number
         shares outstanding diluted (1)        20,578,898       20,496,718
                                              ===========      ===========

/(1)/ Includes all outstanding units of the general partner common equity and preferred equity and assumes conversion of all limited partner common equity into shares of the Company's Common Stock.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of March 31, 2000 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                              2000     2001     2002     2003    2004     Thereafter       Total
Fixed rate debt (In thousands)
                                            $ 2,247   20,586   24,832   30,481   2,697      210,754      $291,597
Average interest rate                           7.1%     6.6%     6.6%     7.0%    7.0%         7.0%

Variable rate LIBOR debt (In thousands)
                                            $22,500        -        -        -       -       58,820(1)   $ 81,320
Average interest                                8.1%       -        -        -       -         5.50%

/(1)/ Capped at interest rates ranging from 7.1% to 7.3%

The Operating Partnership has one forward treasury contract for an aggregate notional amount of $20,000,000, locking the 10 year treasury rate at 6.16% which limits interest rate exposure on certain future debt financing and which will be settled in 2000. The fair value of this contract as of March 31, 2000 is approximately $105,000. Fair value represents the estimated payments that the Operating Partnership would be entitled to receive if the contract were terminated at March 31, 2000.

The forward treasury contract represents the exposures that exist as of March 31, 2000. As firm commitments do not exist as of March 31, 2000, the information presented herein has limited predictive value. As a result, the Operating Partnership's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that may arise during the period, the Operating Partnership's hedging strategies at that time and interest rates.

Part II   Other Information
-------   -----------------


Item 6: Exhibits and Reports on Form 8-K

        A.   Exhibits
             --------

        3.1 Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock

        3.2 Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000

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



                                   ESSEX PORTFOLIO, L.P.
                                   A California Limited Partnership

                                   By: Essex Property Trust, inc.
                                   Its: General Partner


                                   /s/ MARK J. MIKL
                                       ---------------
                                   Mark J. Mikl, Vice President and Controller
                                   (Authorized Officer and Principal Accounting
                                   Officer)


                                   May 10, 2000
                                   ------------------
                                   Date