Form 10-Q
period 2000-06-30
ESSEX PORTFOLIO LP
filed 2000-08-14
CIK 1053059

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                 (650) 494-3700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X   No
                       -----    -----

                               TABLE OF CONTENTS
                                   FORM 10-Q

                                                                  Page No.
                                                                  --------
                       Part I

Item 1   Financial Statements (Unaudited)                            3

         Consolidated Balance Sheets
         as of June 30, 2000 and December 31, 1999                   4

         Consolidated Statements of Operations
         for the three months ended June 30, 2000 and 1999           5

         Consolidated Statements of Operations
         For the six months ended June 30, 2000 and 1999             6

         Consolidated Statements of Partners' Capital
         for the six months ended June 30, 2000
         and the year ended December 31, 1999                        7

         Condensed Consolidated Statements of Cash Flows
         for the six months ended June 30, 2000 and 1999             8

         Notes to Consolidated Financial Statements                  9

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        15

Item 3   Quantitative and Qualitative Disclosure About Market Risk  22

                       Part II

Item 2   Changes in Securities and Use of Proceeds                  23

Item 6   Exhibits and Reports on Form 8-K                           23

         Signatures                                                 24

Part I   Financial Information
------   ---------------------

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

        The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partners' capital and cash flows of the Company reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

        The accompanying unaudited financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             ESSEX PORTFOLIO, L.P.

                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)

                                                               June 30,           December 31,
                                                                 2000                 1999
                                                              ----------           ----------
                           Assets
                           ------
Real estate:
     Rental properties:
          Land and land improvements                          $  269,821           $  234,497
          Buildings and improvements                             816,079              694,579
                                                              ----------           ----------
                                                               1,085,900              929,076
          Less accumulated depreciation                         (102,350)             (96,605)
                                                              ----------           ----------
                                                                 983,550              832,471
     Investments                                                  51,161               47,992
     Real estate under development                                32,319              120,414
                                                              ----------           ----------
                                                               1,067,030            1,000,877

Cash and cash equivalents-unrestricted                             5,237               12,348
Cash and cash equivalents-restricted                              17,092               17,216
Notes and other related party receivables                         46,681               13,654
Notes and other receivables                                        6,073                9,001
Prepaid expenses and other assets                                  4,513                3,495
Deferred charges, net                                              6,250                5,722
                                                              ----------           ----------
                                                              $1,152,876           $1,062,313
                                                              ==========           ==========
             Liabilities and Partners' Capital
             ---------------------------------
Mortgage notes payable                                        $  403,486           $  373,608
Line of credit                                                    71,596               10,500
Accounts payable and accrued liabilities                          22,007               28,379
Distributions payable                                             14,503               13,248
Other liabilities                                                  6,242                5,594
Deferred gain                                                      5,002                5,002
                                                              ----------           ----------
          Total liabilities                                      522,836              436,331

Minority interests                                                   359                2,379

Partners' capital:
     General Partner:
          Common equity                                          387,016              383,379
          Preferred equity                                         4,314                4,314
                                                              ----------           ----------
                                                                 391,330              387,693
     Limited Partners:
          Common equity                                           33,861               31,420
          Preferred equity                                       204,490              204,490
                                                              ----------           ----------
                                                                 238,351              235,910
                                                              ----------           ----------
          Total partners' capital                                629,681              623,603
                                                              ----------           ----------
          Total liabilities and partners' capital             $1,152,876           $1,062,313
                                                              ==========           ==========

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.

                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                       Three months ended
                                                                 -------------------------------
                                                                   June 30,            June 30,
                                                                    2000                 1999
                                                                 ----------           ----------
Revenues:
     Rental                                                      $   39,056           $   33,074
     Other property                                                   1,151                  789
                                                                 ----------           ----------
          Total property                                             40,207               33,863
     Interest and other                                               2,205                1,035
                                                                 ----------           ----------
          Total revenues                                             42,412               34,898
                                                                 ----------           ----------
Expenses:
     Property operating expenses
          Maintenance and repairs                                     2,413                2,292
          Real estate taxes                                           2,863                2,443
          Utilities                                                   1,967                2,013
          Administrative                                              3,440                2,356
          Advertising                                                   515                  492
          Insurance                                                     249                  221
          Depreciation and amortization                               6,950                6,247
                                                                 ----------           ----------
                                                                     18,397               16,064
                                                                 ----------           ----------
     Interest                                                         6,467                5,250
     Amortization of deferred financing costs                           160                  138
     General and administrative                                       1,170                1,111
                                                                 ----------           ----------
          Total expenses                                             26,194               22,563
                                                                 ----------           ----------
          Income before gain on the sales of real estate,
           minority interests and extraordinary item                 16,218               12,335
     Gain on the sales of real estate                                    -                    -
                                                                 ----------           ----------
          Income before minority interests
           and extraordinary item                                    16,218               12,335

     Minority interests                                                (180)                (169)
                                                                 ----------           ----------
          Income before extraordinary item                           16,038               12,166
     Extraordinary item:
          Loss on early extinguishment of debt                            -                  (90)
                                                                 ----------           ----------
          Net income                                                 16,038               12,076
     Dividends on preferred units-general partner                      (129)                (236)
     Dividends on preferred units-limited partner                    (4,580)              (2,145)
                                                                 ----------           ----------
          Net income available to common units                   $   11,329           $    9,695
                                                                 ==========           ==========
Per operating partnership unit data:
     Basic:
          Income before extraordinary item                       $     0.56           $     0.51
          Extraordinary item - debt extinguishment                        -                    -
                                                                 ----------           ----------
          Net income                                             $     0.56           $     0.51
                                                                 ==========           ==========
          Weighted average number of partnership
           units outstanding during the period                   20,200,524           19,267,292
                                                                 ==========           ==========
     Diluted:
          Income before extraordinary item                       $     0.55           $     0.50
          Extraordinary item - debt extinguishment                        -                    -
                                                                 ----------           ----------
          Net income                                             $     0.55           $     0.50
                                                                 ==========           ==========
          Weighted average number of partnership
           units outstanding during the period                   20,708,639           19,464,608
                                                                 ==========           ==========
     Distributions per Operating Partnership common unit         $     0.61           $     0.55
                                                                 ==========           ==========

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                           Six months ended
                                                                      -----------------------------
                                                                        June 30,           June 30,
                                                                          2000               1999
                                                                      ----------         ----------
Revenues:
     Rental                                                           $   75,902         $   64,976
     Other property                                                        2,105              1,485
                                                                      ----------         ----------
          Total property                                                  78,007             66,461
     Interest and other                                                    3,941              2,328
                                                                      ----------         ----------
          Total revenues                                                  81,948             68,789
                                                                      ----------         ----------
Expenses:
     Property operating expenses
          Maintenance and repairs                                          4,564              4,386
          Real estate taxes                                                5,461              4,960
          Utilities                                                        4,024              4,008
          Administrative                                                   6,772              5,099
          Advertising                                                      1,011              1,001
          Insurance                                                          470                443
          Depreciation and amortization                                   13,617             12,292
                                                                      ----------         ----------
                                                                          35,919             32,189
                                                                      ----------         ----------
     Interest                                                             12,275             10,184
     Amortization of deferred financing costs                                319                268
     General and administrative                                            2,295              2,122
                                                                      ----------         ----------
          Total expenses                                                  50,808             44,763
                                                                      ----------         ----------
          Income before gain on the sales of real estate,
           minority interests and extraordinary item                      31,140             24,026
     Gain on the sales of real estate                                      4,022                  -
                                                                      ----------         ----------
          Income before minority interests
           and extraordinary item                                         35,162             24,026
     Minority interests                                                     (326)              (316)
                                                                      ----------         ----------
          Income before extraordinary item                                34,836             23,710
     Extraordinary item:
          Loss on early extinguishment of debt                                 -                (90)
                                                                      ----------         ----------
          Net income                                                      34,836             23,620
     Dividends on preferred units-general partner                           (246)            (1,067)
     Dividends on preferred units-limited partner                         (9,159)            (4,291)
                                                                      ----------         ----------
          Net income available to common units                        $   25,431         $   18,262
                                                                      ==========         ==========
Per operating partnership unit data:
     Basic:
          Income before extraordinary item                            $     1.26         $     0.97
          Extraordinary item - debt extinguishment                             -                  -
                                                                      ----------         ----------
          Net income                                                  $     1.26         $     0.97
                                                                      ==========         ==========
          Weighted average number of partnership
           units outstanding during the period                        20,173,678         18,939,532
                                                                      ==========         ==========
     Diluted:
          Income before extraordinary item                            $     1.24         $     0.96
          Extraordinary item - debt extinguishment                             -                  -
                                                                      ----------         ----------
          Net income                                                  $     1.24         $     0.96
                                                                      ==========         ==========
          Weighted average number of partnership
           units outstanding during the period                        20,641,343         19,107,134
                                                                      ==========         ==========
     Distributions per Operating Partnership common unit              $     1.16         $     1.05
                                                                      ==========         ==========

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.

                 Consolidated Statements of Partners' Capital
                For the six months ended June 30, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)
                       (Dollars and units in thousands)

                                            General Partner                        Limited Partners
                                    --------------------------------        ------------------------------
                                                            Preferred                             Preferred
                                       Common Equity         Equity          Common  Equity        Equity
                                    -------------------     --------        -----------------     --------
                                     Units      Amount       Amount         Units      Amount      Amount         Total
                                    ------     --------     --------        -----     -------     --------       --------
Balances at December 31,
     1998                           16,641     $352,295     $ 37,505        1,873     $25,331     $102,150       $517,281

Contribution-net proceeds from
     perpetual preferred units           -            -            -            -           -      102,340        102,340
Contribution-net proceeds
     from options exercised             53          930            -            -           -            -            930
Common units issued from
     conversion of Convertible
     Preferred Stock                 1,618       33,191      (33,191)           -           -            -              -
Redemption of limited partner
     common units                        -            -            -          (65)     (2,101)           -         (2,101)
Issuance of limited
     partner common units                -            -            -          274       7,469            -          7,469
Common units purchased
     by Operating Partnership         (262)      (7,119)           -            -           -            -         (7,119)
Net income                               -       42,231        1,333            -       5,051       12,238         60,853
Partners' distributions                  -      (38,149)      (1,333)           -      (4,330)     (12,238)       (56,050)
                                    ------     --------     --------        -----     -------     --------       --------
Balances at December 31,
     1999                           18,050      383,379        4,314        2,082      31,420      204,490        623,603

Redemption of limited partner
     common units                        -            -            -           (5)       (165)           -           (165)
Issuance of limited
     partner common units                -            -            -           59       2,365            -          2,365
Contribution-net proceeds
     from options exercised             80        1,857            -            -           -            -          1,857
Net income                               -       22,777          246            -       2,654        9,159         34,836
Partners' distributions                  -      (20,997)        (246)           -      (2,413)      (9,159)       (32,815)
                                    ------     --------     --------        -----     -------     --------       --------
Balances at June 30,
      2000                          18,130     $387,016     $  4,314        2,136     $33,861     $204,490       $629,681
                                    ======     ========     ========        =====     =======     ========       ========

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                           Six months ended
                                                                       ------------------------
                                                                       June 30,        June 30,
                                                                         2000            1999
                                                                       --------        --------
Net cash provided by operating activities:                             $ 36,395        $ 37,825
                                                                       --------        --------
Cash flows from investing activities:
    Additions to real estate                                            (29,677)        (29,557)
    Proceeds received from the disposition of real estate                31,302               -
    Decrease (Increase) in restricted cash                                  124          (1,069)
    Additions to related party notes and other receivables              (36,135)         (4,361)
    Repayment of related party notes and other receivables                3,566           8,493
    Additions to real estate under development                          (16,888)        (41,370)
    Net (contribution to) / distributions from investments
       in corporations and limited partnerships                          (2,281)            762
                                                                       --------        --------
         Net cash provided by investing activities                      (49,989)        (67,102)
                                                                       --------        --------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
       and lines of credit                                               88,596         117,650
    Repayment of mortgage and other notes payable
       and lines of credit                                              (51,522)        (54,480)
    Additions to deferred charges                                          (847)           (934)
    Net proceeds from stock options exercised and shares
       issued through dividend reinvestment plan                          1,857             362
    Payment of offering related costs                                         -            (314)
    Shares purchased by Operating Partnership                                 -          (6,991)
    Distributions to minority interest and limited partners             (11,449)         (6,776)
    Redemption of operating partnership units                              (164)         (1,438)
    Distributions to general partner                                    (19,988)        (18,555)
                                                                       --------        --------
         Net cash provided by financing activities                        6,483          28,524
                                                                       --------        --------
Net (decrease) in cash and cash equivalents                              (7,111)           (753)
Cash and cash equivalents at beginning of period                         12,348           2,548
                                                                       --------        --------
Cash and cash equivalents at end of period                             $  5,237        $  1,795
                                                                       ========        ========
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $1,356 and
       $2,682 capitalized                                              $ 10,899        $  7,193
                                                                       ========        ========
Supplemental disclosure of non-cash investing and
   financing activities:
    Real estate under development transferred to
       rental properties                                               $ 89,483        $      -
                                                                       ========        ========
    Mortgage note payable assumed in connection
       with the purchase of real estate                                $ 53,900        $ 15,800
                                                                       ========        ========
    Contribution of Operating Partnership Units in
       connection with the purchase of real estate                     $  2,365        $  7,469
                                                                       ========        ========

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


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

    The Company is the sole general partner in the Operating Partnership, owning an 89.5%, 89.7% and 89.6% general partnership interest as June 30, 2000, December 31, 1999 and June 30, 1999, respectively.

    As of June 30, 2000, the Operating Partnership operates and has ownership interests in 75 multifamily properties (containing 16,431 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

    (A)  Acquisition Activities
    ---------------------------

    On April 14, 2000 the Operating Partnership purchased The Carlyle, a 132-unit apartment community located in San Jose, California, for a contract price of $18,500. The Operating Partnership assumed a $18,224 variable rate construction loan in connection with this transaction. On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35,000. The Operating Partnership assumed a $31,386 variable rate construction loan in connection with this transaction. The interest rate on both variable rate loans are LIBOR plus 1.75% and they mature October 2000. A portion of the amount paid for The Carlyle and Waterford Place was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for cash, or at the Operating Partnership's option an aggregate of 5,000 and 54,291 shares of the Company's common stock to the sellers of The Carlyle

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    and Waterford Place, respectively. The contract prices noted above do not include contingent payments to be paid by the Company and to be determined within eighteen months from the acquisition date. The additional payment will be an amount which provides the Operating Partnership with a targeted range of approximately 8.5-8.7% yield on the property.

    On May 2, 2000 the Operating Partnership purchased Mariners Place, a 105-unit apartment community located in Oxnard, California, for a contract price of $7,600. The Operating Partnership assumed a $4,300, 7.28% fixed rate, secured loan which matures in April 2009.

    On June 14, 2000 the Operating Partnership purchased Linden Square, a 183-unit apartment community located in Seattle, Washington, for a contract price of $15,500.

   (B)  Development Activities
   ---------------------------

    The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2000, the Operating Partnership has ownership interests in four development communities, with an aggregate of 944 multifamily units. During the second quarter of 2000, the Operating Partnership reached stabilized operations at three multifamily communities containing an aggregate of 558 units that were previously reported as development communities: The Carlyle, Waterford Place, and Mirabella. Also, during the second quarter, the Operating Partnership announced one new development community, Kelvin Avenue. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At June 30, 2000, the Operating Partnership, together with its joint venture partners, is committed to fund approximately $100,200 under these commitments.

    The Carlyle is a 132-unit apartment community located in San Jose, California. Waterford Place is a 238-unit apartment community located in San Jose, California. A third party performed the development, management and leasing of the Carlyle and Waterford Place. The Operating Partnership purchased these communities upon stabilization in accordance with the terms of the contract with the third party. The total investment of approximately $54,560 is included in rental properties in the accompanying consolidated balance sheets at June 30, 2000.

    Mirabella is a 188-unit apartment community located in Marina del Rey, California. The total investment of approximately $32,860 is included in rental properties in the accompanying consolidated balance sheets at June 30, 2000.

    Kelvin Avenue is a new development community. In June 2000, the Operating Partnership purchased a vacant land parcel in Irvine, California for $3,800 on which it intends to construct a 138-unit apartment community. No commitments have been entered into with third parties regarding construction of this community as of June 30, 2000.

    (C)  Redevelopment Activities
    -----------------------------

    The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2000, the Operating Partnership has ownership interests

                   Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    in eight redevelopment communities in Southern California, which contain an aggregate of 2,054 units with a total projected investment of $34,768 and approximately $15,333 remaining cost to complete.

    (D)  Debt Transactions
    ----------------------

    On June 30, 2000 the Operating Partnership repaid the $22,500 construction loan secured by Fountain Court, a 320-unit apartment community in Seattle, Washington, and purchased the 49% minority interest in the joint venture, both with proceeds from its line of credit.

    On May 19, 2000 the Operating Partnership replaced its unsecured line of credit. The new line in the aggregate committed amount of $120,000 bears interest at a rate which uses a tiered rate structure tied to the Company's corporate ratings, if any, an leverage rating (7.7% at June 30, 2000) and matures in May 2002 with option to extend for an additional year. The Operating Partnership incurred costs of approximately $800 in connection with this transaction.

    (E) Investments
    ---------------

    In the second quarter of 2000, the Operating Partnership invested in two joint venture partnerships. Each partnership acquired one multifamily property: Barkley Apartments, a 161 - unit apartment community located in Anaheim, California and Brookside Oaks, a 170 - unit apartment community located in Sunnyvale, California. Barkley Apartments and Brookside Oaks were acquired by the joint venture partnerships for a contract price of $10,700 and $23,300, respectively. In connection with these transactions, the partnerships which acquired these properties assumed a $5,513, 6.63% fixed rate loan secured by Barkley Apartments which matures in December 2008 and a $8,309, 8.5% fixed rate secured loan secured by Brookside Apartments which matures in May 2002. The Partnerships acquired these properties through the issuance of partnership interests that can later be exchanged for shares of the Company's Common Stock, or, redeemed for cash. The Operating Partnership's interests in these properties are accounted for under the equity method of accounting.

    On May 1, 2000 the Operating Partnership made an 11.5% subordinated loan to Mountain Vista Apartments, LLC in the amount of $9,500 which matures in April 2004. The Operating Partnership is obligated to advance an additional $5,000 related to the redevelopment of the property under the same terms as the original loan. Additionally, under the terms of the loan, the Operating Partnership is entitled to 25% of profits in excess of an 11.5% return on the property. This transaction was entered into with an entity that is controlled by a member of the Company's Board of Directors, following approval of the independent board members.

    These second quarter 2000 acquisitions, development and redevelopment activities, debt repayments, and investments were funded through assumed loans and the issuance of Operating Partnership units as noted above, and the Operating Partnership's line of credit.


(3)  Related Party Transactions
     --------------------------

    All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2000 and 1999 totaled $270 and $110, respectively and $503 and $212 for the six months ended June 30, 2000 and 1999,

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Other income includes interest income of $827and $86 for the three months ended June 30, 2000 and 1999, respectively, and $1,471 and $172 for the six months ended June 30, 2000 and 1999, respectively. The majority of interest income was earned on the notes receivable from related party partnerships in which the Operating Partnership has an ownership interest. Other income also includes management fee income and investment income from the Operating Partnership's related party partnerships of $706 and $150 for the three months ended June 30, 2000 and 1999, respectively and $1,344 and $310 for the six months ended June 30, 2000 and 1999, respectively.

    Notes and other related party receivables as of June 30, 2000 and December 31, 1999 consist of the following:

                                                                            June 30,    December 31,
                                                                              2000          1999
                                                                            -------       -------
 Notes receivable from Joint Ventures:

     Note receivable from Highridge Apartments, secured,
      bearing interest at 9.4%, due March 2008                              $ 1,047       $ 1,047

     Note receivable from Highridge Apartments, secured,
      bearing interest at 10%, due on demand                                  2,950         2,950

     Note receivable from Fidelity 1, secured
      bearing interest at 9.0%, due on demand                                14,532             -

     Note receivable from Fidelity I and JSV, secured,
      bearing interest at 9.5-10%, due 2015                                     800           800

     Note receivable from Mountain Vista, secured,
      bearing interest at 11.5%, due 2004                                     9,540             -

   Receivables from Joint Ventures:

     Barkley, non-interest bearing, due on demand                             1,189             -
     Highridge, non-interest bearing, due on demand                           4,337         3,624
     Brookside Oaks, non-interest bearing, due on demand                      5,312             -
     Las Hadas, non-interest bearing, due on demand                           1,209         1,209
     Anchor Village, non-interest bearing, due on demand                      1,361         1,282

   Other related party receivables:

     Loans to officers, secured, bearing interest at 8%, due April 2006         633           633
     Other related party receivables, substantially due on demand             3,771         2,109
                                                                            -------       -------
                                                                            $46,681       $13,654
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

(4)  Forward Treasury Contracts
     --------------------------

    During the second quarter of 2000 the Operating Partnership sold its one emaining treasury contract that was originally obtained in connection with specific anticipated future acquisition and development financings. The Operating Partnership received proceeds of approximately $464. It is

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    anticipated that these proceeds will be reflected as a reduction in specific future property financing costs.

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

(6)  Segment Information
     -------------------

    The Operating Partnership defines its reportable operating segments as the three geographical regions in which it's multifamily residential properties are located: Northern California, Southern California and the Pacific Northwest. Non-segment property revenues and net operating income included in the following schedule consists of revenue generated from the Operating Partnership's commercial property. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                               Three months ended
                                                          -----------------------------
                                                          June 30, 2000   June 30, 1999
                                                          -------------   -------------
Revenues
     Northern California                                     $ 13,555         $11,617
     Southern California                                       16,771          13,301
     Pacific Northwest                                          9,881           8,373
                                                             --------         -------
          Total segment revenues                               40,207          33,291
Non-segment property revenues                                       -             572
Interest and other income                                       2,205           1,035
                                                             --------         -------
          Total revenues                                     $ 42,412         $34,898
                                                             ========         =======
Net operating income:
     Northern California                                     $ 10,610           8,957
     Southern California                                       11,904           9,130
     Pacific Northwest                                          6,805           5,695
                                                             --------         -------
          Total segment net operating income                   29,319          23,782
Non-segment net operating income                                 (559)            264
Interest and other income                                       2,205           1,035
Depreciation and amortization                                  (6,950)         (6,247)
Interest                                                       (6,467)         (5,250)
Amortization of deferred financing costs                         (160)           (138)
General and administrative                                     (1,170)         (1,111)
                                                             --------         -------
          Income before gain on the sales of real
            estate, minority interests and
            extraordinary item                               $ 16,218         $12,335
                                                             ========         =======
                                                               Three months ended
                                                          -----------------------------
                                                          June 30, 2000   June 30, 1999
                                                          -------------   -------------
Revenues
     Northern California                                     $ 26,191        $ 22,905
     Southern California                                       32,544          25,810
     Pacific Northwest                                         19,272          16,489
                                                             --------        --------
          Total segment revenues                               78,007          65,204
Non-segment property revenues                                       -           1,257
Interest and other income                                       3,941           2,328
                                                             --------        --------
          Total revenues                                     $ 81,948        $ 68,789
                                                             ========        ========
Net operating income:

                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     Northern California                                     $ 20,456        $ 17,520
     Southern California                                       22,685          17,462
     Pacific Northwest                                         13,238          11,070
                                                             --------        --------
          Total segment net operating income                   56,379          46,052
Non-segment net operating income                                 (674)            512
Interest and other income                                       3,941           2,328
Depreciation and amortization                                 (13,617)        (12,292)
Interest                                                      (12,275)        (10,184)
Amortization of deferred financing costs                         (319)           (268)
General and administrative                                     (2,295)         (2,122)
                                                             --------        --------
          Income before gain on the sales of real
            estate, minority interests and
            extraordinary item                               $ 31,140        $ 24,026
                                                             ========        ========

(6)  Segment Information (continued)
     -------------------------------

                                                          June 30, 2000   December 31, 1999
                                                          -------------   -----------------
Assets:
     Northern California                                    $  288,124         $  216,946
     Southern California                                       446,721            415,374
     Pacific Northwest                                         243,551            195,011
                                                            ----------         ----------
          Total segment net real estate assets                 978,396            827,331
Non-segment net real estate assets                               5,154              5,140
                                                            ----------         ----------
          Net real estate assets                               983,550            832,471
Non-segment assets                                             169,326            229,842
                                                            ----------         ----------
          Total assets                                      $1,152,876         $1,062,313
                                                            ==========         ==========

(7)  Net Income Per Unit
     -------------------

    Basic net income per unit in the accompanying consolidated statements of operations is calculated for the three months ended June 30, 2000 and 1999, respectively, by dividing net income available to common units of $11,329 and $9,695 by the weighted average units outstanding during the period. The diluted weighted average units outstanding is calculated by adding all dilutive units to the basic weighted average units outstanding. The Company's convertible preferred stock of 211,071 equivalent common shares for the three months ended June 30, 2000 and options of 297,044 and 197,316 were dilutive and were added to the basic weighted average shares outstanding for the three months ended June 30, 2000 and 1999, respectively.

    Basic net income per unit in the accompanying consolidated statements of operations is calculated for the six months ended June 30, 2000 and 1999, respectively, by dividing net income available to common units of $25,431 and $18,262 by the weighted average units outstanding during the period. The diluted weighted average units outstanding is calculated by adding all dilutive units to the basic weighted average units outstanding. The Company's convertible preferred stock of 211,071 and 0 equivalent common shares for the six months ended June 30, 2000 and options of 256,594 and 167,602 were dilutive and were added to the basic weighted average shares outstanding for the six months ended June 30, 2000 and 1999, respectively.

    The Company's convertible preferred stock are not included in the diluted weighted average shares outstanding for the three and six months ended June 30, 1999 as they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and six months ended June 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2000, December 31, 1999 and June 30, 1999, owed an 89.5%, 89.7% and 89.6% general partnership interest in the Operating Partnership, respectively.

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

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and six months ended June 30, 2000 and 1999.
The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 64 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 15 are located in Northern California, 31 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 12,875 multifamily units with total capitalized acquisition costs of approximately $1,062.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,778 units with total capitalized development costs of $221.4 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $29.6 million and a deferred gain of $5.0 million.

The Operating Partnership is developing four multifamily residential communities, with an aggregate of 944 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $162.0 million. As of June 30, 2000, together with its joint venture partners, the Operating Partnership's remaining development commitment is approximately $100.2 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended
----------------------------------------------------------------------------
March 31,1999.
--------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended June 30, 2000 and 1999) increased to 97.2% for the three months ended June 30, 2000 from 96.5%, for the three months ended June 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2000 and 1999 are as follows:

                              June 30,   June 30,
                                2000       1999
                                ----       ----
     Northern California        98.3%      97.3%
     Southern California        96.4%      96.3%
     Pacific Northwest          96.7%      95.6%

Total Revenues increased by $7,514,000 or 21.5% to $42,412,000 in the second quarter of 2000 from $34,898,000 in the second quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                    Three Months Ended
                                                          June 30,
                                      Number of     ------------------    Dollar  Percentage
                                     Properties       2000       1999     Change    Change
                                     ----------     -------    -------    ------  ----------
Revenues
   Property revenues Quarterly
     Same Store Properties
        Northern California                 12     $10,932    $ 9,877    $1,055        10.7%
        Southern California                 13       9,453      8,813       640         7.3
        Pacific Northwest                   19       8,716      8,373       343         4.1
                                            --     -------    -------    ------       -----
           Properties                       44      29,101     27,063     2,038         7.5
                                            ==
   Property revenues properties
     acquired/disposed of
     subsequent to March 31, 1999                   11,106      6,800     4,306        63.3
                                                   -------    -------    ------       -----
           Total property revenues                  40,207     33,863     6,344        18.7
                                                   -------    -------    ------       -----
Interest and other income                            2,205      1,035     1,170       113.0
                                                   -------    -------    ------       -----
           Total revenues                          $42,412    $34,898    $7,514        21.5%
                                                   =======    =======    ======       =====

As set forth in the above table, $4,306,000 of the $7,514,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 1999, redevelopment communities and development communities and one commercial property. During this period, the Operating Partnership acquired interests in fifteen multifamily properties and reached stabilized operations at eight development communities (the "Quarterly Acquisition Properties"), disposed of six multifamily properties, and one commercial property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $2,038,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 7.5% to $29,101,000 in the second quarter of 2000 from $27,063,000 in the second quarter of 1999. The majority of this increase was attributable to the 12 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,055,000 or 10.7% to $10,932,000 in the second quarter of 2000 from $9,877,000 in the second quarter of 1999. This $1,055,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 98.3% in the second quarter of 2000 from 97.3% in the second quarter of 1999. The 13 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $640,000 or 7.3% to $9,453,000 in the second quarter of 2000 from $8,813,000 in the second quarter of 1999. The $640,000 increase is attributable to rental rate increases and an increase in financial occupancy to 96.4% in the second quarter of 2000 from 96.3% in the second quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $343,000 or 4.1% to $8,716,000 in the second quarter of 2000 from $8,373,000 in the second quarter of 1999. The $343,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 96.7% in the second quarter of 2000 from 95.6% in the second quarter of 1999. The increase in total revenue also reflected an increase of $1,170,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $3,631,000 or approximately 16.1% to $26,194,000 in the second quarter of 2000 from $22,563,000 in the second quarter of 1999. Interest expense increased by $1,217,000 or 23.2% to $6,467,000 in the second quarter from $5,250,000 in the second quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,630,000 or 16.6% to $11,447,000 in the second quarter of 2000 from $9,817,000 in the second quarter of 1999. Of such increase, $1,522,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $59,000 in the second quarter of 2000 from the amount for the second quarter of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $3,962,000 to $16,038,000 in the second quarter of 2000 from $12,076,000 in the second quarter of 1999. This increase is a result of the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Results of Operations

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June
-----------------------------------------------------------------------------
30,1999.
--------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the six months ended June 30, 2000 and 1999) increased to 96.8% for the six months ended June 30, 2000 from 96.1% for the six months ended June 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2000 and 1999 are as follows:

                              June 30,   June 30,
                                2000       1999
                              --------   --------
     Northern California        98.0%      96.8%
     Southern California        96.4%      96.5%
     Pacific Northwest          95.7%      94.9%

Total Revenues increased by $13,159,000 or 19.1% to $81,948,000 for the first six months of 2000 from $68,789,000 for the first six months of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.


                                                        Six Months Ended
                                                            June 30,
                                         Number of     -----------------     Dollar  Percentage
                                        Properties       2000      1999      Change    Change
                                        ----------     -------   -------    -------  ----------
Revenues
     Property revenues Same
       Store Properties
          Northern California                   12     $21,461   $19,542    $ 1,919         9.8%
          Southern California                   13      18,813    17,515      1,298         7.4
          Pacific Northwest                     19      17,126    16,489        637         3.9
                                                --     -------   -------    -------        ----
               Same Store
                 Properties                     44      57,400    53,546      3,854         7.2
                                                ==
     Property revenues properties
       acquired/disposed of
       subsequent to December 31, 1998                  20,607    12,915      7,692        59.6
                                                       -------   -------    -------        ----
               Total property revenues                  78,007    66,461     11,546        17.4
                                                       -------   -------    -------        ----
Interest and other income                                3,941     2,328      1,613        69.3
                                                       -------   -------    -------        ----
               Total revenues                          $81,948   $68,789    $13,159        19.1%
                                                       =======   =======    =======        ====

As set forth in the above table, $7,692,000 of the $13,159,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities and development communities and one commercial property. During this period, the Operating Partnership acquired fifteen multifamily properties and reached stabilized operations at eight development communities (the "Post 1998 Acquisition Properties"), and disposed of six multifamily properties, and one commercial property (the "Post 1998 Disposition Properties").

Of the increase in total revenues, $3,854,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 7.2% to $57,400,000 in the first six months of 2000 from $53,546,000 in the first six months of 1999. The majority of this increase was attributable to the 12 Same Store Properties located in Northern California The property revenues of these properties increased by $1,919,000 or 9.8% to $21,461,000 in the first six months of 2000 from $19,542,000 in the first six months of 1999. The $1,919,000 increase is attributable to rental rate increases which and an increase in financial occupancy to 98.0% in the first six months of 2000 from 96.8% in the first six months of 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Southern California increased by $1,298,000 or 7.4% to $18,813,000 in the first six months of 2000 from $17,515,000 in the fist six months of 1999. This $1,298,000 increase is primarily attributable to rental rate increases as offset by a slight decrease in financial occupancy to 96.4% in the first six months of 2000 from 96.5% in the first six months of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $637,000 or 3.9% to $17,126,000 in the first six months of 2000 from $16,489,000 in the first six months of 1999. The $637,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.7% in the first six months of 2000 from 94.9% in the first six months of 1999. The increase in total revenue also reflected an increase of $1,613,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $6,045,000 or approximately 13.5% to $50,808,000 in the first six months of 2000 from $44,763,000 in the first six months of 1999. Interest expense increased by $2,091,000 or 20.5% to $12,275,000 in the first six months from $10,184,000 in the first six months of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,405,000 or 12.1% to $22,302,000 in the first six months of 2000 from $19,897,000 in the first six months of 1999. Of such increase, $2,493,000 was attributable to the Post 1998 Acquisition Properties and the Post 1998 Disposition Properties. The aggregate property operating expense increase is less than the amount of such increase for the Post 1998 Acquisition and the Post 1998 Disposition Properties due to a decrease in property operating expenses of the Same Store Properties.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $173,000 in the first six months of 2000 from the amount for the first six months of 1999. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $11,216,000 to $34,836,000 in the first six months of 2000 from $23,620,000 in the first six months of 1999. Net income for the first six months of 2000 included a gain on the sales of real estate of $4,022,000.
No gain on sales were recognized in the first six months of 1999. The remainder of the increase is a result of the net contribution of the Post 1998 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 2000 the Operating Partnership had $5,237,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

In May 2000, the Operating Partnership replaced its line of credit. The new unsecured $120,000,000 line of credit matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under the line of credit bear interest at a rate which uses a tiered structure tied to the Company corporate ratings, if any, and leverage rating (7.7% at June 30, 2000). At June 30, 2000 the Operating Partnership had $71,596,000 outstanding on its line of credit. During the quarter ended June 30, 2000, the Operating Partnership had outstanding balances which bore interest rates ranging from 7.2% to 9.5%.

In addition to the unsecured line of credit, the Operating Partnership had $403,486,000 of secured indebtedness at June 30, 2000. Such indebtedness consisted of $295,056,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the second quarter of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at a maximum interest rates ranging from 7.1% to 7.3%. The Operating Partnership also had $49,610,000 in variable rate debt with interest rates at LIBOR plus 1.75% and maturing in October 2000. The interest rate on the LIBOR based variable rate debt ranged from 8.3% to 8.5%.

The Operating Partnership's unrestricted cash balance decreased by $7,111,000 from $12,348,000 as of December 31, 1999 to $5,237,000 as of June 30, 2000.
This decrease was primarily a result of $49,989,000 of net cash used in investing activities, which was offset by $36,395,000 of net cash provided by operating activities and $6,483,000 of net cash provided by financing activities. The $49,989,000 of net cash used in investing activities was primarily a result of $29,677,000 of cash used to purchase and upgrade rental properties, $16,888,000 used to fund real estate under development and $36,135,000 of additions to related party notes and other receivables, which was offset by $31,302,000 of proceeds were received from the disposition of real estate. Of the $6,483,000 net cash provided by financing activities, $88,596,000 of proceeds were received from mortgage and other notes payable and lines of credit which was offset by $51,522,000 of repayments of mortgage and other notes payable and lines of credit and $31,437,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $320 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2000. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures.

However, there can be no assurance that the actual expenditures incurred during 2000 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing four multifamily residential communities, with an aggregate of 944 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in
Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $162,100,000. As of June 30, 2000, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $100,200,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the second quarter of 2000, the Operating Partnership reached stabilized occupancy at three communities that were previously reported as development communities, and announced two new development projects.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties and non-recurring gains or losses. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From

Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and six months ended June 30, 2000 and 1999.

                                              Three months ended             Six  months ended
                                         ----------------------------  ------------------------------
                                        June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                        -------------   -------------   -------------   -------------

Income before gain on the sales of
 real estate,  minority interests and
 extraordinary item                      $16,218,000     $12,335,000     $31,140,000     $24,026,000
Adjustments:

Depreciation and amortization              6,950,000       6,247,000      13,617,000      12,292,000
Unconsolidated joint ventures              1,054,000         366,000       2,063,000         732,000

Minority interests (1)                    (4,778,000)     (2,397,000)     (9,504,000)     (4,760,000)
                                         -----------     -----------     -----------     -----------

Funds From Operations                    $19,444,000     $16,551,000     $37,316,000     $32,290,000
                                         ===========     ===========     ===========     ===========
Weighted average number
shares outstanding diluted (1)            20,708,639      20,476,092      20,641,343      20,478,496
                                         ===========     ===========     ===========     ===========

(1) Includes all outstanding units of the general partner common equity and preferred equity and assumes conversion of all limited partner common equity into shares of the Company's Common Stock.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of June 30, 2000 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                                2000    2001     2002     2003    2004   Thereafter     Total
-----------------------------------------   -------   -----   ------   ------   -----   ----------     ---------
Fixed rate debt (In thousands)
Amount                                      $19,265   2,916   11,396   20,855   2,888      237,736      $295,056
Average interest rate                           7.1%    6.6%     6.6%     6.9%    6.9%         6.9%

Variable rate LIBOR debt (In thousands)
Amount                                      $49,610       -   71,596        -       -       58,820(1)   $180,026
Average interest                                8.3%      -      7.7%       -       -         5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

During the second quarter of 2000, the Operating Partnership sold its one remaining forward treasury contract. The Operating Partnership does not have any exposures related to forward contracts at June 30, 2000.

Part II   Other Information
-------   -----------------

Item 2:   Changes in Securities and Use of Proceeds

    During the second quarter of 2000, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnerships"), as to which the Company is the general partner), as special limited partner, entered into (a) an Amended and Restated Agreement of Limited Partnership of San Pablo Medical Investors LTD, a California Limited Partnership and (b) an Amended and Restated Agreement of Limited Partnership of Gilroy Associates, a California limited Partnership (collectively, the "Barkley Partnerships"), pursuant to which the existing Barkley Partnerships were reorganized for the purposes of acquiring the property, the Barkley Apartments in Anaheim, California, owned by the Barkley Partnerships. In connection with the reorganization, 88,804 units of limited partnership interest ("Units") in the Barkley Partnerships were issued to the existing partners of the Barkley Partnerships, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act.

    During the second quarter of 2000, Essex Management Corporation, a California corporation ("EMC") and an affiliate of the Company, as general partner, and Essex Portfolio, L.P., a California limited partnership (the "Operating Partnerships"), as to which the Company is the general partner), as special limited partner, entered into (a) a Second Amended and Restated Agreement of Limited Partnership of The Oakbrook Company, an Ohio limited Partnership (the "Brookside Oaks Partnership"), pursuant to which the existing Brookside Oaks Partnership was reorganized for the purposes of acquiring the property, the Brookside Oaks Apartments in Sunnyvale, California, owned by the Brookside Oaks Partnership. In connection with the reorganization, 237,355 units of limited partnership interest ("Units") in the Brookside Oaks Partnership were issued to the existing partners of the Brookside Oaks Partnership, all of whom the Company believes qualify as accredited investors, pursuant to an exemption from registration provided in Regulation D under the Securities Act.

    Under the terms of the agreements of limited partnership of the Partnerships noted above, the holders of Units have the right to require the applicable partnership to redeem their Units for cash, subject to certain conditions. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of unregistered shares of the Company's Common Stock to the holders of the Units in satisfaction of the applicable Partnership's obligation to redeem the units for cash, upon which delivery, the holders will have certain rights to require the Company to register the shares of Common Stock pursuant to the Securities Act.

Item 6:   Exhibits and Reports on Form 8-K

          A.    Exhibits
                --------

          10.1  Essex Property Trust, Inc. 1994 Stock Incentive Plan, As Amended

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


                               ESSEX PORTFOLIO, L.P.
                               A California Limited Partnership

                               By:  Essex Property Trust, Inc.
                               Its:  General Partner


                               /s/ Mark J. Mikl
                               ------------------------------------------------
                               Mark J. Mikl, Vice President and Controller
                               (Authorized Officer and
                               Principal Accounting Officer)


                               August 11, 2000
                               ----------------
                               Date