Form 10-Q
period 2000-09-30
ESSEX PORTFOLIO LP
filed 2000-11-14
CIK 1053059

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                               TABLE OF CONTENTS
                                   FORM 10-Q

                        Part I                                          Page No.
                                                                        --------
Item 1    Financial Statements (Unaudited)                                  3

          Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999                                             4

          Consolidated Statements of Operations for the three months
          ended September 30, 2000 and 1999                                 5

          Consolidated Statements of Operations for the nine months
          ended September 30, 2000 and 1999                                 6

          Consolidated Statements of Partners' Capital
          for the nine months ended September 30, 2000
          and the year ended December 31, 1999                              7

          Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2000 and 1999             8

          Notes to Consolidated Financial Statements                        9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              15

Item 3    Quantitative and Qualitative Disclosure About Market Risk        22

               Part II

Item 6    Exhibits and Reports on Form 8-K                                 23

          Signatures                                                       24

Part I   Financial Information
------   ---------------------

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

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)

                                                                     September 30,               December 31,
                         Assets                                           2000                       1999
                         ------                                 -----------------------     ----------------------
Real estate:
    Rental properties:
                 Land and land improvements                       $             276,492       $            234,497
                 Buildings and improvements                                     850,359                    694,579
                                                                -----------------------     ----------------------
                                                                              1,126,851                    929,076
                 Less accumulated depreciation                                 (111,041)                   (96,605)
                                                                -----------------------     ----------------------
                                                                              1,015,810                    832,471
    Investments                                                                  50,732                     47,992
    Real estate under development                                                48,757                    120,414
                                                                -----------------------     ----------------------
                                                                              1,115,299                  1,000,877

Cash and cash equivalents-unrestricted                                            6,724                     12,348
Cash and cash equivalents-restricted                                             17,853                     17,216
Notes and other related party receivables                                        26,894                     13,654
Notes and other receivables                                                      50,357                      9,001
Prepaid expenses and other assets                                                 5,573                      3,495
Deferred charges, net                                                             6,475                      5,722
                                                                -----------------------     ----------------------
                                                                  $           1,229,175       $          1,062,313
                                                                =======================     ======================
             Liabilities and Partners' Capital
             ---------------------------------
Mortgage notes payable                                            $             470,256       $            373,608
Line of credit                                                                   74,857                     10,500
Accounts payable and accrued liabilities                                         28,086                     28,379
Distributions payable                                                            14,404                     13,248
Other liabilities                                                                 6,578                      5,594
Deferred gain                                                                     5,002                      5,002
                                                                -----------------------     ----------------------
                 Total liabilities                                              599,183                    436,331

Minority interests                                                                  360                      2,379

Partners' capital:
    General Partner:
                 Common equity                                                  391,541                    383,379
                 Preferred equity                                                     -                      4,314
                                                                -----------------------     ----------------------
                                                                                391,541                    387,693
    Limited Partners:
                 Common equity                                                   33,601                     31,420
                 Preferred equity                                               204,490                    204,490
                                                                -----------------------     ----------------------
                                                                                238,091                    235,910
                                                                -----------------------     ----------------------
                 Total partners' capital                                        629,632                    623,603
                                                                -----------------------     ----------------------
                 Total liabilities and partners' capital          $           1,229,175       $          1,062,313
                                                                =======================     ======================

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                                       Three months ended
                                                                     ----------------------------------------------------------
                                                                            September 30,                   September 30,
                                                                                2000                            1999
                                                                     --------------------------      --------------------------
Revenues:
    Rental                                                             $                 42,587        $                 35,699
    Other property                                                                        1,131                             772
                                                                     --------------------------      --------------------------
                    Total property                                                       43,718                          36,471
    Interest and other                                                                    3,640                           1,274
                                                                     --------------------------      --------------------------
                    Total revenues                                                       47,358                          37,745
                                                                     --------------------------      --------------------------
Expenses:
    Property operating expenses
                    Maintenance and repairs                                               2,630                           2,210
                    Real estate taxes                                                     2,815                           2,686
                    Utilities                                                             2,140                           2,214
                    Administrative                                                        3,508                           2,581
                    Advertising                                                             657                             509
                    Insurance                                                               253                             232
                    Depreciation and amortization                                         8,689                           7,084
                                                                     --------------------------      --------------------------
                                                                                         20,692                          17,516
                                                                     --------------------------      --------------------------
    Interest                                                                              8,345                           5,560
    Amortization of deferred financing costs                                                160                             147
    General and administrative                                                            2,215                           1,096
                                                                     --------------------------      --------------------------
                    Total expenses                                                       31,412                          24,319
                                                                     --------------------------      --------------------------
                    Income before gain on the sales of real estate,
                     minority interests and extraordinary item                           15,946                          13,426
    Gain on the sales of real estate                                                          -                           4,708
                                                                     --------------------------      --------------------------
                    Income before minority interests
                     and extraordinary item                                              15,946                          18,134
    Minority interests                                                                     (22)                           (172)
                                                                     --------------------------      --------------------------
                    Income before extraordinary item                                     15,924                          17,962
    Extraordinary item:
                    Loss on early extinguishment of debt                                      -                               -
                                                                     --------------------------      --------------------------
                    Net income                                                           15,924                          17,962

    Dividends on preferred units-general partner                                              -                            (149)
    Dividends on preferred units-limited partner                                         (4,580)                         (3,368)
                                                                     --------------------------      --------------------------
                    Net income available to common units               $                 11,344        $                 14,445
                                                                     ==========================      ==========================
Per operating partnership unit data:
    Basic:
                    Income before extraordinary item                   $                   0.55        $                   0.72
                    Extraordinary item - debt extinguishment                                  -                               -
                                                                     --------------------------      --------------------------
                    Net income                                         $                   0.55        $                   0.72
                                                                     ==========================      ==========================
                    Weighted average number of partnership
                     units outstanding during the period                             20,464,016                      20,137,957
                                                                     ==========================      ==========================
    Diluted:
                    Income before extraordinary item                   $                   0.54        $                   0.71
                    Extraordinary item - debt extinguishment                                  -                               -
                                                                     --------------------------      --------------------------
                    Net income                                         $                   0.54        $                   0.71
                                                                     ==========================      ==========================
                    Weighted average number of partnership
                     units outstanding during the period                             20,891,729                      20,573,866
                                                                     ==========================      ==========================
    Distributions per Operating Partnership common unit                $                   0.61        $                   0.55
                                                                     ==========================      ==========================

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                                         Nine months ended
                                                                     ----------------------------------------------------------
                                                                            September 30,                   September 30,
                                                                                2000                            1999
                                                                     --------------------------      --------------------------
Revenues:
    Rental                                                             $                118,489        $                100,675
    Other property                                                                        3,236                           2,258
                                                                     --------------------------      --------------------------
                    Total property                                                      121,725                         102,933
    Interest and other                                                                    7,581                           3,602
                                                                     --------------------------      --------------------------
                    Total revenues                                                      129,306                         106,535
                                                                     --------------------------      --------------------------
 Expenses:
    Property operating expenses
                    Maintenance and repairs                                               7,194                           6,595
                    Real estate taxes                                                     8,276                           7,646
                    Utilities                                                             6,163                           6,222
                    Administrative                                                       10,280                           7,680
                    Advertising                                                           1,669                           1,510
                    Insurance                                                               723                             675
                    Depreciation and amortization                                        22,306                          19,376
                                                                     --------------------------      --------------------------
                                                                                         56,611                          49,704
                                                                     --------------------------      --------------------------
    Interest                                                                             20,620                          15,744
    Amortization of deferred financing costs                                                479                             415
    General and administrative                                                            4,510                           3,218
                                                                     --------------------------      --------------------------
                    Total expenses                                                       82,220                          69,081
                                                                     --------------------------      --------------------------
                    Income before gain on the sales of real estate,
                     minority interests and extraordinary item                           47,086                          37,454
    Gain on the sales of real estate                                                      4,022                           4,708
                                                                     --------------------------      --------------------------
                    Income before minority interests
                     and extraordinary item                                              51,108                          42,162
    Minority interests                                                                     (348)                           (490)
                                                                     --------------------------      --------------------------
                    Income before extraordinary item                                     50,760                          41,672
    Extraordinary item:
                    Loss on early extinguishment of debt                                      -                             (90)
                                                                     --------------------------      --------------------------
                    Net income                                                           50,760                          41,582
    Dividends on preferred units-general partner                                           (245)                         (1,216)
    Dividends on preferred units-limited partner                                        (13,739)                         (7,658)
                                                                     --------------------------      --------------------------
                    Net income available to common units               $                 36,776        $                 32,708
                                                                     ==========================      ==========================
Per operating partnership unit data:
    Basic:
                    Income before extraordinary item                   $                   1.82        $                   1.70
                    Extraordinary item - debt extinguishment                                  -                               -
                                                                     --------------------------      --------------------------
                    Net income                                         $                   1.82        $                   1.70
                                                                     ==========================      ==========================
                    Weighted average number of partnership
                     units outstanding during the period                             20,217,529                      19,343,397
                                                                     ==========================      ==========================
    Diluted:
                    Income before extraordinary item                   $                   1.79        $                   1.66
                    Extraordinary item - debt extinguishment                                  -                               -
                                                                     --------------------------      --------------------------
                    Net income                                         $                   1.79        $                   1.66
                                                                     ==========================      ==========================
                    Weighted average number of partnership
                     units outstanding during the period                             20,658,467                      20,500,206
                                                                     ==========================      ==========================
    Distributions per Operating Partnership common unit                $                   1.77        $                   1.60
                                                                     ==========================      ==========================

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                 Consolidated Statements of Partners' Capital
             For the nine months ended September 30, 2000 and the
                         year ended December 31, 1999
                                  (Unaudited)
                       (Dollars and units in thousands)

                                             General Partner                       Limited Partners
                                    ---------------------------------      --------------------------------
                                                            Preferred                             Preferred
                                       Common Equity          Equity         Common Equity          Equity
                                    -------------------      --------      ------------------      --------
                                     Units      Amount        Amount       Units      Amount        Amount         Total
                                    ------     --------      --------      -----      -------      --------       --------
Balances at December 31, 1998      16,641      $352,295      $ 37,505      1,873      $25,331      $102,150       $517,281

Contribution-net proceeds from
 perpetual preferred units              -             -             -          -            -       102,340        102,340
Contribution-net proceeds
 from options exercised                53           930             -          -            -             -            930
Common units issued from
 conversion of Convertible
 Preferred Stock                    1,618        33,191       (33,191)         -            -             -              -
Redemption of limited partner
 common units                           -             -             -        (65)      (2,101)            -         (2,101)
Issuance of limited
 partner common units                   -             -             -        274        7,469             -          7,469
Common units purchased
 by Operating Partnership            (262)       (7,119)            -          -            -             -         (7,119)
Net income                              -        42,231         1,333          -        5,051        12,238         60,853
Partners' distributions                 -       (38,149)       (1,333)         -       (4,330)      (12,238)       (56,050)
                                    ------     --------      --------      -----      -------      --------       --------
Balances at December 31, 1999       18,050      383,379         4,314      2,082       31,420       204,490        623,603

Redemption of limited partner
 common units                            -            -             -         (5)        (218)            -           (218)
Issuance of limited
 partner common units                    -            -             -         59        2,365             -          2,365
Contribution-net proceeds
 from options exercised                132        2,929             -          -            -             -          2,929
Common units issued from
 conversion of Convertible
 Preferred Stock                       211        4,314        (4,314)         -            -             -              -
Net income                               -       33,024           245          -        3,752        13,739         50,760
Partners' distributions                  -      (32,105)         (245)         -       (3,718)      (13,739)       (49,807)
                                    ------     --------      --------      -----      -------      --------       --------
Balances at September 30, 2000      18,393     $391,541      $      -      2,136      $33,601      $204,490       $629,632
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

                             ESSEX PORTFOLIO, L.P.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                Nine months ended
                                                                         ---------------------------------
                                                                          September 30,     September 30,
                                                                              2000              2000
                                                                         ---------------   ---------------
Net cash provided by operating activities:                               $        67,501   $        61,328
                                                                         ---------------   ---------------
Cash flows from investing activities:
    Additions to real estate                                                     (69,193)         (135,882)
    Proceeds received from the disposition of real estate                         31,302            18,400
    Decrease in restricted cash                                                     (637)           (1,290)
    Additions to related party notes and other receivables                       (60,700)          (10,049)
    Repayment of related party notes and other receivables                         3,615             9,299
    Additions to real estate under development                                   (33,326)          (51,636)
    Net (contribution to) / distributions from investments
     in corporations and limited partnerships                                     (4,241)           (2,806)
                                                                         ---------------   ---------------
        Net cash provided by investing activities                               (133,180)         (173,964)
                                                                         ---------------   ---------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
     and lines of credit                                                         234,544           216,650
    Repayment of mortgage and other notes payable
     and lines of credit                                                        (127,439)         (157,302)
    Additions to deferred charges                                                 (1,232)             (876)
    Net proceeds from preferred unit sales                                             -           103,215
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                      2,929              922
    Payment of offering related costs                                                  -                95
    Shares purchased by Operating Partnership                                          -            (6,991)
    Distributions to minority interest and limited partners                      (17,332)          (10,472)
    Redemption of operating partnership units                                       (218)           (2,084)
    Distributions to general partner                                             (31,197)          (28,731)
                                                                         ---------------   ---------------
        Net cash provided by financing activities                                 60,055           114,426
                                                                         ---------------   ---------------
Net (decrease) in cash and cash equivalents                                       (5,624)            1,790
Cash and cash equivalents at beginning of period                                  12,348             2,548
                                                                         ---------------   ---------------
Cash and cash equivalents at end of period                               $         6,724   $         4,338
                                                                         ===============   ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $1,779 and
     $3,963 capitalized                                                  $        19,803   $        10,579
                                                                         ===============   ===============
Supplemental disclosure of non-cash investing and
   financing activities:

    Real estate under development transferred to
     rental properties                                                   $        89,483   $        21,700
                                                                         ===============   ===============
    Mortgage note payable assumed in connection
     with the purchase of real estate                                    $        53,900   $        15,800
                                                                         ===============   ===============
    Issuance of Operating Partnership Units in
     connection with the purchase of real estate                         $         2,365   $         7,469
                                                                         ===============   ===============
    Consolidation of previously unconsolidated investment                $         2,771   $             -
                                                                         ===============   ===============

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


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

     The Company is the sole general partner in the Operating Partnership, owning an 89.6%, 89.7% and 89.6% general partnership interest as September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

     As of September 30, 2000, the Operating Partnership operates and has ownership interests in 77 multifamily properties (containing 16,721 units) and four commercial properties (with approximately 250,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Acquisition Activities
     ---  ----------------------

     On August 17, 2000 the Operating Partnership purchased El Encanto Apartments, a 116-unit apartment community located in Tustin, California, for a contract price of $10,250.

     On September 20, 2000 the Operating Partnership purchased Rosebeach Apartments, a 174-unit apartment community located in La Mirada, California, for a contract price of $11,700. The Operating Partnership plans to invest an additional amount of approximately $4,900 in conjunction with a major renovation and repositioning program at the property.

     In connection with the acquisition of the Carlyle Apartments (completed in April 2000) and Waterford Place (completed in June 2000). Essex issued 179,367 and 54,291 respectively, of Operating Partnership Interests convertible into Common Stock.

     (B)  Development Activities
     ---  ----------------------

     The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2000, the Operating Partnership has ownership interests in six development communities, with an aggregate of 1,256 multifamily units. During the third

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     quarter, the Operating Partnership announced one new development community, Vista del Mar. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At September 30, 2000, the Operating Partnership, together with its joint venture partners, has committed to fund approximately $209,400 under these commitments, of which $123,500 is remaining.

     Vista del Mar is a new development community. In September 2000, the Operating Partnership purchased a vacant land parcel in Richmond, California on which it intends to build up to 504 apartment houses. The first phase of the project consists of 312 apartment homes having an estimated total capitalized cost of $43,800.

     (C)  Redevelopment Activities
     ---  ------------------------

     The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2000, the Operating Partnership has ownership interests in six redevelopment communities, which contain an aggregate of 1,801 units with a total projected investment of $30,820 and approximately $12,291 remaining cost in costs for completion of redevelopment.

     These third quarter 2000 acquisitions and development and redevelopment activities were funded through the Operating Partnership's line of credit.

     (D)  Debt Transactions
     ---  -----------------

     On September 12, 2000 the Operating Partnership entered into two long-term non-recourse mortgages totaling $58,100. The two loans are secured by one property each and are cross collateralized. Both properties were previously unencumbered. The loans bear interest at a fixed rate of 8.18% and are due in September 2010. The proceeds were used to reduce outstanding balances under the Operating Partnership's unsecured lines of credit.

(3)  Related Party Transactions
     --------------------------

     All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2000 and 1999 totaled $447 and $112, respectively and $950 and $324 for the nine months ended September 30, 2000 and 1999, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Other income includes interest income of $235 and $84 for the three months ended September 30, 2000 and 1999, respectively, and $534 and $256 for the nine months ended September 30, 2000 and 1999, respectively. The majority of interest income was earned on the notes receivable from related party partnerships in which the Operating Partnership has an ownership interest. Other income also includes management fee income and investment income from the Operating Partnership's related party partnerships of $358 and $107 for the three months ended September 30, 2000 and 1999, respectively and $1,389 and $416 for the nine months ended September 30, 2000 and 1999, respectively.

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     Notes and other related party receivables as of September 30, 2000 and December 31, 1999 consist of the following:

                                                                                        September 30,  December 31,
   Notes receivable from Joint Ventures:                                                     2000          1999
                                                                                        -------------  ------------
     Note receivable from Highridge Apartments, secured,
     bearing interest at 9.4%, due March 2008                                                 $ 1,047       $ 1,047

     Note receivable from Highridge Apartments, secured,
     bearing interest at 10%, due on demand                                                     2,950         2,950

     Note receivable from Fidelity 1, secured
     bearing interest at 10.0%, due on demand                                                     500             -

     Note receivable from Fidelity I and JSV, secured,
     bearing interest at 9.5-10%, due 2015                                                          -           800

     Note receivable from Mountain Vista, secured,
     bearing interest at 11.5%, due 2004                                                        9,540             -

   Receivables from Joint Ventures:

     Barkley, non-interest bearing, due on demand                                               1,116             -

     Highridge, non-interest bearing, due on demand                                             4,726         3,624

     Brookside Oaks, non-interest bearing, due on demand                                          168             -

     Las Hadas, non-interest bearing, due on demand                                             3,053         1,209
     Anchor Village, non-interest bearing, due on demand                                        1,554         1,282
   Other related party receivables:

     Loans to officers, secured, bearing interest at 8%, due April 2006                           633           633

     Other related party receivables, substantially due on demand                               1,607         2,109
                                                                                              -------       -------
                                                                                              $26,894       $13,654
                                                                                              =======       =======

     Other related party receivables consist primarily of accrued interest income on related party notes receivables and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  New Accounting Pronouncements
     -----------------------------

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

(5)  Segment Information
     -------------------

     The Operating Partnership defines its reportable operating segments as the three geographical regions in which it's multifamily residential properties are located: Northern California, Southern California and the Pacific Northwest. Non-segment property revenues and net operating income

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     included in the following schedule consists of revenue generated from the Operating Partnership's commercial properties. One of the commercial properties was sold in September of 1999, the remaining commercial property houses the Operating Partnership's corporate headquarters. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                              Three months ended
                                                    ----------------------------------------
                                                    September 30, 2000   September 30, 1999
                                                    -------------------  -------------------
   Revenues
      Northern California                                      $15,446              $11,898
      Southern California                                       17,551               15,723
      Pacific Northwest                                         10,721                8,366
                                                               -------              -------
         Total segment revenues                                 43,718               35,987
   Non-segment property revenues                                     -                  484
   Interest and other income                                     3,640                1,274
                                                               -------              -------
         Total revenues                                        $47,358              $37,745
                                                               =======              =======
   Net operating income:
      Northern California                                      $11,952                9,214
      Southern California                                       12,167               11,161
      Pacific Northwest                                          7,596                5,639
                                                               -------              -------
         Total segment net operating income                     31,715               26,014
   Non-segment net operating income                                  -                   25
   Interest and other income                                     3,640                1,274
   Depreciation and amortization                                (8,689)              (7,084)
   Interest                                                     (8,345)              (5,560)
   Amortization of deferred financing costs                       (160)                (147)
   General and administrative                                   (2,215)              (1,096)
                                                               -------              -------
         Income before gain on the sales of real
          estate, minority interests and
          extraordinary item                                   $15,946              $13,426
                                                               =======              =======
                                                              Nine months ended
                                                    ----------------------------------------
                                                    September 30, 2000   September 30, 1999
                                                    -------------------  -------------------
Revenues
      Northern California                                     $ 41,636             $ 34,803
      Southern California                                       50,096               41,533
      Pacific Northwest                                         29,993               24,855
                                                              --------             --------
         Total segment revenues                                121,725              101,191
   Non-segment property revenues                                     -                1,742
   Interest and other income                                     7,581                3,602
                                                              --------             --------
         Total revenues                                       $129,306             $106,535
                                                              ========             ========
   Net operating income:
      Northern California                                     $ 32,166             $ 26,734
      Southern California                                       34,580               28,623
      Pacific Northwest                                         20,674               16,710
                                                              --------             --------
         Total segment net operating income                     87,420               72,067
   Non-segment net operating income                                  -                  538
   Interest and other income                                     7,581                3,602
   Depreciation and amortization                               (22,306)             (19,376)
   Interest                                                    (20,620)             (15,744)
   Amortization of deferred financing costs                       (479)                (415)
   General and administrative                                   (4,510)              (3,218)
                                                              --------             --------
         Income before gain on the sales of real
          estate, minority interests and
          extraordinary item                                  $ 47,086             $ 37,454
                                                              ========             ========

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(6)  Segment Information (continued)
     -------------------------------


                                                 September 30, 2000  December 31, 1999
                                                 ------------------  -----------------
   Assets:
      Northern California                                $  286,146         $  216,946
      Southern California                                   469,950            415,374
      Pacific Northwest                                     254,607            195,011
                                                         ----------         ----------
         Total segment net real estate assets             1,010,703            827,331
   Non-segment net real estate assets                         5,107              5,140
                                                         ----------         ----------
         Net real estate assets                           1,015,810            832,471
   Non-segment assets                                       213,365            229,842
                                                         ----------         ----------
         Total assets                                    $1,229,175         $1,062,313
                                                         ==========         ==========

                  Notes to Consolidated Financial Statements
                          September 30, 2000 and 1999
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


(7)  Net Income Per Unit
     -------------------

          Three months ended September 30, 2000 and 1999
                                                                  Weighted   Per              Weighted   Per
                                                                  Average    Unit             Average    Unit
                                                        Income     Units    Amount   Income    Units    Amount
                                                       ---------  --------  ------  --------  --------  ------
          Income before extraordinary item             $ 15,924                     $17,962
          Less:  dividends on general and limited
                    partner preferred equity             (4,580)                     (3,517)
                                                       --------                     -------
          Basic:
             Income before extraordinary
                item available to
                common units                             11,344     20,464   $0.55   14,445     20,138   $0.72
                                                       --------     ------  ======  -------   --------  ======
          Effect of Dilutive Securities:
             Convertible preferred stock                      -         41              149        211
             Stock options                                    -        387                -        225
                                                       --------     ------          -------   --------
          Diluted:
             Income before extraordinary
                item available to common
                units plus assumed
                conversions                            $ 11,344     20,892   $0.54  $14,594     20,574   $0.71
                                                       ========     ======  ======  =======   ========  ======

      Nine months ended September 30, 2000 and 1999
                                                                  Weighted    Per            Weighted     Per
                                                                  Average    Unit            Average     Unit
                                                       Income      Units    Amount  Income    Units     Amount
                                                       --------   --------  ------  -------   --------  ------
          Income before extraordinary item             $ 50,760                     $41,672
          Less:  dividends on general and limited
                    partner preferred equity            (13,984)                     (8,874)
                                                       --------                     -------
          Basic:
             Income before extraordinary
                 item available to
                 common units                            36,776     20,218   $1.82   32,798     19,344   $1.70
                                                       --------     ------  ======  -------   --------  ======
          Effect of Dilutive Securities:
             Convertible preferred stock                    245        154            1,216        980
             Stock options                                    -        287                -        176
                                                       --------     ------          -------   --------
          Diluted:
             Income before extraordinary
                item available to common
                units plus assumed
                     conversions                       $ 37,021     20,659   $1.79  $34,014     20,500   $1.66
                                                       ========     ======  ======  =======   ========  ======

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and nine months ended September 30, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and operating results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 2000, December 31, 1999 and September 30, 1999, owed an 89.6%, 89.7% and 89.6% general partnership interest in the Operating Partnership, respectively.

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

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and nine months ended September 30, 2000 and 1999. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 66 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 15 are located in Northern California, 33 are located in Southern California, 17 are located in the Seattle, Washington metropolitan area and one is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 13,165 multifamily units with total capitalized acquisition costs of approximately $1,092.6 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,778 units with total capitalized development costs of $221.4 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, 12 multifamily residential properties (seven in Northern California, four in Southern California and one in the Pacific Northwest) consisting of a total of 1,748 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $190.7 million resulting in total net realized gains of approximately $29.6 million and a deferred gain of $5.0 million.

The Operating Partnership is currently developing six multifamily residential communities, with an aggregate of 1,256 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $209.4 million. As of September 30, 2000, together with its joint venture partners, the Operating Partnership's remaining development commitment is approximately $123.5 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 1999.
-------------------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended September 30, 2000 and 1999) increased to 97.0% for the three months ended September 30, 2000 from 96.3%, for the three months ended September 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2000 and 1999 are as follows:


                                 September 30,   September 30,
                                     2000            1999
                                     ----            ----
     Northern California             98.1%           96.9%
     Southern California             96.4%           96.9%
     Pacific Northwest               96.4%           94.9%


Total Revenues increased by $9,613,000 or 25.5% to $47,358,000 in the third quarter of 2000 from $37,745,000 in the third quarter of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                    Three Months Ended
                                                       September 30,
                                       Number of    -------------------     Dollar   Percentage
                                      Properties      2000       1999       Change     Change
                                     -------------  -------     -------     ------     ------
Revenues
   Property revenues Quarterly
    Same Store Properties
      Northern California                  12       $11,650     $10,020     $1,630       16.3%
      Southern California                  13         9,655       9,033        622        6.9
      Pacific Northwest                    19         8,875       8,366        509        6.1
                                           --       -------     -------     ------      -----
              Properties                   44        30,180      27,419      2,761       10.1
                                           ==
   Property revenues properties
     acquired/disposed of
     subsequent to June 30, 1999                     13,538       9,052      4,486       49.6
                                                    -------     -------     ------      -----
          Total property revenues                    43,718      36,471      7,247       19.9
                                                    -------     -------     ------      -----
Interest and other income                             3,640       1,274      2,366      185.7
                                                    -------     -------     ------      -----
          Total revenues                            $47,358     $37,745     $9,613       25.5%
                                                    =======     =======     ======      =====

As set forth in the above table, $4,486,000 of the $9,613,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 1999, redevelopment communities, development communities and one commercial property. During this period, the Operating Partnership acquired interests in twelve multifamily properties and reached stabilized operations at eight development communities (the "Quarterly Acquisition Properties"), disposed of six multifamily properties and one commercial property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $2,761,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 10.1% to $30,180,000 in the third quarter of 2000 from $27,419,000 in the third quarter of 1999. The majority of this increase was attributable to the 12 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,630,000 or 16.3% to $11,650,000 in the third quarter of 2000 from $10,020,000 in the third quarter of 1999. This $1,630,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 98.1% in the third quarter of 2000 from 96.9% in the third quarter of 1999. The 13 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $622,000 or 6.9% to $9,655,000 in the third quarter of 2000 from $9,033,000 in the third quarter of 1999. The $622,000 increase is attributable to rental rate increases which was offset by a slight decrease in financial occupancy to 96.4% in the third quarter of 2000 from 96.9% in the third quarter of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $509,000 or 6.1% to $8,875,000 in the third quarter of 2000 from $8,366,000 in the third quarter of 1999. The $509,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 96.4% in the third quarter of 2000 from 94.9% in the third quarter of 1999. The increase in total revenue also reflected an increase of $2,366,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $7,093,000 or approximately 29.2% to $31,412,000 in the third quarter of 2000 from $24,319,000 in the third quarter of 1999. Interest expense increased by $2,785,000 or 50.1% to $8,345,000 in the third quarter from $5,560,000 in the third quarter of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,571,000 or 15.1% to $12,003,000 in the third quarter of

2000 from $10,432,000 in the third quarter of 1999. Of such increase, $1,417,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties. Depreciation and amortization increased by $1,605,000 or approximately 22.7% to $8,689,000 in the third quarter of 2000 from $7,084,000 in the third quarter of 1999, primarily due to the acquisition of assets during that period.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,119,000 in the third quarter of 2000 from the amount for the third quarter of 1999. This increase is largely due to increased accruals for anticipated bonuses based on the Operating Partnership's performance and additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $2,038,000 to $15,924,000 in the third quarter of 2000 from $17,962,000 in the third quarter of 1999. This decrease is primarily attributable to the gain on the sales of real estate of $4,708,000 in the third quarter of 1999. There was no gain on the sales of real estate in the third quarter of 2000. This decrease was offset by the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Results of Operations

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months
--------------------------------------------------------------------------
Ended September 30,1999.
------------------------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the nine months ended September 30, 2000 and 1999) increased to 96.9% for the nine months ended September 30, 2000 from 96.2% for the nine months ended September 30, 1999. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2000 and 1999 are as follows:

                            September 30,    September 30,
                                2000             1999
                            -------------    -------------
     Northern California             98.1%          96.8%
     Southern California             96.4%          96.6%
     Pacific Northwest               95.9%          94.9%

Total Revenues increased by $22,771,000 or 21.4% to $129,306,000 for the first nine months of 2000 from $106,535,000 for the first nine months of 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                      Nine Months Ended
                                                        September 30,
                                        Number of   ------------------   Dollar   Percentage
                                        Properties    2000      1999     Change    Change
                                        ----------  --------  --------  -------  ----------
Revenues
   Property revenues Same
    Store Properties
      Northern California                   12      $ 33,111  $ 29,563  $ 3,548        12.0%
      Southern California                   13        28,468    26,548    1,920         7.2
      Pacific Northwest                     19        26,001    24,855    1,146         4.6
                                            --      --------  --------  -------       -----
           Same Store
              Properties                    44        87,580    80,966    6,614         8.2
                                            ==
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1998                  34,145    21,967   12,178        55.4
                                                    --------  --------  -------       -----
          Total property revenues                    121,725   102,933   18,792        18.3
                                                    --------  --------  -------       -----
Interest and other income                              7,581     3,602    3,979       110.5
                                                    --------  --------  -------       -----
          Total revenues                            $129,306  $106,535  $22,771        21.4%
                                                    ========  ========  =======       =====

As set forth in the above table, $12,178,000 of the $22,771,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1998, redevelopment communities, development communities and one commercial property. During this period, the Operating Partnership acquired 17 multifamily properties and reached stabilized operations at eight development communities (the "Post 1998 Acquisition Properties"), and disposed of six multifamily properties and one commercial property (the "Post 1998 Disposition Properties").

Of the increase in total revenues, $6,614,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 8.2% to $87,580,000 in the first nine months of 2000 from $80,966,000 in the first nine months of 1999.
The majority of this increase was attributable to the 12 Same Store Properties located in Northern California. The property revenues of these properties increased by $3,548,000 or 12.0% to $33,111,000 in the first nine months of 2000 from $29,563,000 in the first nine months of 1999. The $3,548,000 increase is attributable to rental rate increases and an increase in financial occupancy to 98.1% in the first nine months of 2000 from 96.8% in the first nine months of 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Properties property revenues increase. The property revenues of the Same Store Properties in Southern California increased by $1,920,000 or 7.2% to $28,468,000 in the first nine months of 2000 from $26,548,000 in the first nine months of 1999. This $1,920,000 increase is primarily attributable to rental rate increases as offset by a slight decrease in financial occupancy to 96.4% in the first nine months of 2000 from 96.6% in the first nine months of 1999. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $1,146,000 or 4.6% to $26,001,000 in the first nine months of 2000 from $24,855,000 in the first nine months of 1999. The $1,146,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.9% in the first nine months of 2000 from 94.9% in the first nine months of 1999. The increase in total revenue also reflected an increase of $3,979,000 attributable to interest and other income, which primarily relates to interest income on outstanding notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $13,139,000 or approximately 19.0% to $82,220,000 in the first nine months of 2000 from $69,081,000 in the first nine months of 1999. Interest expense increased by $4,876,000 or 31.0% to $20,620,000 in the first nine months from $15,744,000 in the first nine months of 1999. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $3,977,000 or 13.1% to $34,305,000 in the first nine months of 2000 from $30,328,000 in the first nine months of 1999. Of such increase, $3,909,000 was attributable to the Post 1998 Acquisition Properties and the Post 1998 Disposition Properties. Depreciation and amortization increased by $2,930,000 or approximately 15.1% to $22,306,000 in the first nine months of 2000 from $19,376,000 in the first nine months of 1999, primarily due to the acquisitions of assets during that period.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,292,000 in the first nine months of 2000 from the amount for the first nine months of 1999. This increase is largely due to increased accruals for anticipated bonuses based on the Operating Partnership's performance and additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $9,178,000 to $50,760,000 in the first nine months of 2000 from $41,582,000 in the first nine months of 1999. The increase is primarily attributable to the net contribution of the Post 1998 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 2000 the Operating Partnership had $6,724,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership's corporate ratings, if any, and leverage rating (7.9% at September 30, 2000). At September 30, 2000 the Operating Partnership had $74,857,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances if any, under the second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At September 30, 2000, the Operating Partnership had no balances outstanding under the second line of credit.
During the quarter ended September 30, 2000, the Operating Partnership's outstanding balances under these two lines bore interest rates ranging from 7.8% to 9.5%.

In addition to the unsecured lines of credit, the Operating Partnership had $470,256,000 of secured indebtedness at September 30, 2000. Such indebtedness consisted of $361,826,000 in fixed rate debt with interest rates ranging from 6.5% to 8.8% and maturity dates ranging from 2000 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the third quarter of 2000 ranging from 5.0% to 6.0% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at maximum interest rates ranging from 7.1% to 7.3%. The Operating Partnership also had $49,610,000 in variable rate debt with interest rates at LIBOR plus 1.75% and maturing in October 2000. The interest rate on the LIBOR based variable rate debt ranged from 8.4% to 8.6% for the first nine months of 2000.

The Operating Partnership's unrestricted cash balance decreased by $5,624,000 from $12,348,000 as of December 31, 1999 to $6,724,000 as of September 30, 2000.
This decrease was primarily a result of $133,180,000 of net cash used in investing activities, which was offset by $67,501,000 of net cash provided by operating activities and $60,055,000 of net cash provided by financing activities. The $133,180,000 of net cash used in investing activities was primarily a result of $69,193,000 of cash used to purchase and upgrade rental properties, $33,326,000 used to fund real estate under development and $60,700,000 of additions to related party notes and other receivables, which was offset by $31,302,000 of proceeds received from the disposition of real estate. Of the $60,055,000 net cash provided by financing activities, $234,544,000 of proceeds were received from mortgage and other notes payable and lines of credit which was offset by $127,439,000 of repayments of mortgage and other notes payable and lines of credit and $48,780,000 of dividends/distributions paid and redemption of operating partnership units.

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

The Operating Partnership is developing six multifamily residential communities, with an aggregate of 1,256 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $209,400,000. As of September 30, 2000, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $123,500,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the third quarter of 2000, the Operating Partnership announced one new development project.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine months ended September 30, 2000 and 1999.


                                               Three months ended             Nine months ended
                                          -----------------------------  ----------------------------
                                           September 30,   September 30   September 30   September 30
                                                2000           1999           2000           1999
                                            -----------    -----------   ------------    -----------
Income before gain on the sales of
  real estate,  minority interests and
  extraordinary item                        $15,946,000    $13,426,000   $ 47,086,000    $37,454,000
Adjustments:
     Depreciation and amortization            8,689,000      7,084,000     22,306,000     19,376,000
     Unconsolidated joint ventures            1,232,000        366,000      3,295,000      1,102,000

     Minority interests and dividends
        on preferred units-general
        partner (1)                          (4,602,000)    (3,616,000)   (14,105,000)    (8,378,000)
                                            -----------    -----------   ------------    -----------
          Funds From Operations             $21,265,000    $17,260,000   $ 58,582,000    $49,554,000
                                            ===========    ===========   ============    ===========
Weighted average number
shares outstanding diluted (1)               20,891,729     20,573,866     20,658,467     20,236,763
                                            ===========    ===========   ============    ===========

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of September 30, 2000 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                               2000     2001    2002     2003    2004    Thereafter       Total
-----------------------------------------   -------   -----   ------   ------   -----   ----------     ---------
Fixed rate debt (In thousands)
Amount                                      $19,265   2,916   11,396   20,855   2,888      304,506      $361,826
Average interest rate                           7.1%    6.6%     6.6%     6.9%    6.9%         6.9%

Variable rate LIBOR debt (In thousands)
Amount                                      $49,610       -   74,857        -       -       58,820(1)   $183,287
Average interest                                8.3%      -      7.7%       -       -         5.50%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at September 30, 2000.

Part II   Other Information
-------   -----------------

Item 6:   Exhibits and Reports on Form 8-K

          A.     Exhibits
                 --------

          10.1 Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of America and other banks as specified therein.

          27.1   Article 5 Financial Data Schedule (EDGAR Filing Only)


          B.     Reports on Form 8-K
                 -------------------

          None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ESSEX PROPERTY TRUST, INC.


                                     /S/ MARK J. MIKL
                                     ----------------
                                     Mark J. Mikl, Vice President and Controller
                                     (Authorized Officer and
                                     Principal Accounting Officer)


                                     November 10, 2000
                                     ---------------------
                                     Date