Form 10-K
period 2000-12-31
ESSEX PORTFOLIO LP
filed 2001-03-30
CIK 1053059

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                    ---------------------------------------

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                     Commission File Number: 333-44467-01

                             ESSEX PORTFOLIO,L.P.
                             --------------------
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

                              [X] Yes   [_] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]


LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 28.

DOCUMENTS INCORPORATED BY REFERENCE:

The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 15, 2001.

                               TABLE OF CONTENTS
                                   FORM 10-K

PART I                                                                                                       Page No.

     Item 1     Business...................................................................................         1
     Item 2     Properties.................................................................................        14
     Item 3     Legal Proceedings..........................................................................        17
     Item 4     Submission of Matters to a Vote of Security Holders........................................        17

PART II

     Item 5     Market for Registrant's Common Stock and Related Stockholder Matters.......................        17
     Item 6     Summary Financial and Operating Data.......................................................        18
     Item 7     Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............................................        21
     Item 7A    Quantitative and Qualitative Disclosures About Market Risk................................         27
     Item 8     Financial Statements and Supplementary Data................................................        27
     Item 9     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.....................................................        27

PART III

     Item 10    Directors and Executive Officers of the Registrant.........................................        27
     Item 11    Executive Compensation.....................................................................        27
     Item 12    Security Ownership of Certain Beneficial Owners and Management.............................        27
     Item 13    Certain Relationships and Related Transactions.............................................        27

PART IV

     Item 14    Exhibits, Financial Statements Schedules and
                Reports on Form 8-K........................................................................        28

     Signatures ...........................................................................................       S-1

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 89.6% general partnership interest, as of December 31, 2000 (except with regard to the section entitled "Other Matters/ Risk Factors," below, wherein all reference to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).


Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties projected stabilization dates for development properties , future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business

Description of Business
-----------------------

Essex Portfolio, L.P. (the "Operating Partnership") was formed in March 1994 and commenced operations on June 13, 1994, when the Company, the general partner of the Operating Partnership, completed its initial public offering (the "Offering") in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds from the Offering of $112.1 million were used by the Company to acquire a 77.2% interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 ("The Code") as amended.

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.6% general partnership interest and senior members of the Company's Board of Directors, management and certain outside investors own approximately 10.4% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio consists of ownership interests in 83 properties (comprising 18,673 apartment units), 9,446 units of which are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units of which are located in Northern California (the San Francisco Bay
Area) and 5,204 units of which are located in the Pacific Northwest (4,073 units in the Seattle Metropolitan area and 1,131 units in the Portland, Oregon metropolitan area). The Operating Partnership also has ownership interests in an office building located in Northern California (Palo Alto) which houses the Operating Partnership's headquarters, and three retail shopping centers located in the Pacific Northwest (the "Commercial Properties," and together with the Operating Partnership's 83 multifamily residential properties, the "Properties"). The Operating Partnership and affiliated entities and joint ventures also have entered into commitments for the development of 1,349 units in five multifamily communities: two in Northern California and three in Southern California.

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

          .    Management of Capital and Financial Risk. Optimize the Operating
          Partnership's capital and financial risk positions by maintaining a conservative leverage ratio and minimizing the Operating Partnership's cost of capital. The Operating Partnership evaluates financing alternatives including alternative financing sources through joint ventures, broadening the Operating Partnership's access to capital.

Business Principles
-------------------

The Operating Partnership was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Operating Partnership seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Operating Partnership's Senior Vice President of Operations and the regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against the performance of competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. The Operating Partnership focuses on acquisition and development of multifamily residential communities, containing between 75 and 750 units. These types of properties offer attractive opportunities because such properties (i) are often mispriced by real estate sellers and buyers who lack the Company's ability to obtain and use real-time market information, (ii) provide opportunities for value enhancement since many of these properties have been owned by parties that are either inadequately capitalized or lack the professional property management expertise of the Operating Partnership.

Geographic Focus. The Company focuses its property investments in markets that meet the following criteria:

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

          .    Rental Demand Created by High Cost of Housing. The Operating
          Partnership concentrates on markets in which the cost of renting is compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

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

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Operating Partnership was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Operating Partnership utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. The Operating Partnership maintains and evaluates:

          .    Regional Economic Data. The Operating Partnership evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Operating Partnership's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rents to down payment and occupancy costs associated with single-family housing.

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

Current Business Activities
---------------------------

As of December 31, 2000, the 89.6% general partnership interest in the Operating Partnership is owned by the Company. The approximate 10.4% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Operating Partnership may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Operating Partnership does not plan to invest in any securities of other entities not engaged in real estate related activities.

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

In the second quarter of 2000, the Operating Partnership invested in three joint venture partnerships in which it holds limited partnership interests. Two of these partnerships acquired one multifamily property and the other partnership owns another multifamily property. These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnerships cash redemption obligation.

California and other western states have experienced shortages of electricity and significantly higher natural gas prices, caused by the failure to expand capacity and transmission Infrastructure consistent with the region's economic growth. Residents of the multifamily properties operated by the Company are typically billed directly for the cost of gas and electricity, or energy, used in their apartment home. As a result, the Company's responsibility for energy costs is typically associated with the operation of the leasing office, swimming pools, spas and other amenities, site lighting, and vacant apartment units. In addition, many of the multifamily properties utilize a boiler system to produce hot water that is provided to residents at the Company's expense. In 2000, the Company incurred costs for natural gas and electricity in the operations of its Communities averaged $22 per unit per month. Electrical power disruption, and higher energy costs could adversely affect the local economies in which the Company's multifamily properties are located, which in turn, could adversely affect the revenues from those properties and the Company's results of operations in general

Acquisitions
------------

During 2000, the Operating Partnership acquired ownership interests in twelve multifamily properties consisting of 2,813 units with an aggregate purchase price of approximately $227,600,000. These investments were primarily funded by the contribution of equity from joint venture partners, issuance of Operating Partnership units which are convertible into Common Stock of the Company, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Operating Partnership's lines of credit. Of the twelve properties purchased in 2000, seven properties (1,834 units) are located in Southern California, three (540 units) are located in Northern California and two (439 units) are located in the Pacific Northwest.

Multifamily property ownership interests acquired in 2000 are as follows:

                                                          Purchase
                                                            Price
Property Name                      Location      Units  (in millions)
------------------------------  ---------------  -----  -------------
Southern California
      Barkley Apartments (1)    Anaheim, CA        161        $ 10.7
      Mariners place            Oxnard, CA         105           7.6
      El Encanto                Tustin, CA         116          10.8
      Rosebeach                 La Mirada, CA      174          11.7
      City Heights (2)          Los Angeles, CA    687           9.7
      Woodland (3)              Orange, CA          90          10.1
      The Crest (3)             Pomona, CA         501          56.8
Northern California
      The Carlyle (4)           San Jose, CA       132          18.5
      Brookside Oaks (1)        Sunnyvale, CA      170          23.6
      Waterford Place (4)       San Jose, CA       238          35.1
Pacific Northwest
      Linden Square             Seattle, CA        183          15.5
      Hunt Club (3)             Lake Orange, CA    256          17.5
------------------------------  ---------------  -----        ------

Total Acquisitions                               2,813        $227.6
==============================  ===============  =====        ======

(1) The Operating Partnership holds a limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(2) Represents the acquisition of land underlying the property. Of the total purchase price of $45.3 million, $9.7 million was allocated to land, which is owned by Essex, and $35.6 million to building and improvements, which are owned by an unaffiliated third party and are subject to a lease agreement with Essex.
(3) The Operating Partnership plans to contribute this property to a joint venture that may be formed in the future. Accordingly, the Operating Partnership's investment in this asset is reflected in the Operating Partnership's financial statements as notes receivable from investees and other related party receivables and investments.
(4) The Operating Partnership issued an aggregate of 59,291 Operating Partnerships units convertible into Common Stock in conjunction with these transactions. The purchase price indicated above does not include a contingent payment to be determined at a future date. This additional payment will be based on an amount which provides Essex with a targeted yield on the property.

Dispositions
------------

In 2000 the Operating Partnership sold one property in Northern California for $15.8 million. There was a $9,000 gain recognized on this sale. The Operating Partnership also sold the buildings, land improvements, and a leasehold interest for a property in Southern California for $15.3 million and realized a gain in the amount of $4.0 million. The land lease entitles Essex to receive a fixed land lease payment over a thirty four year term which is subordinated to a $12,622,000, $8.25% fixed rate loan secured by the property, which matures in February 2007, and an interest in future appreciation. Essex can be required to sell the land after six years as specified in the buyout provisions of the agreement. The proceeds were used to fund acquisitions of multifamily properties, and to repay borrowings under the Operating Partnership's line of credit.

Development
-----------

Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2000, the Operating Partnership had five development communities, with an aggregate of 1,349 multifamily units. During 2000, the Operating Partnership announced three new development communities and also reached stabilized operations at five apartment properties containing units that were previously reported as development communities. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2000, the Operating Partnership is committed to fund approximately $108.6 million. The following table sets forth information regarding the development communities at December 31, 2000.

                                                      Project        Project Cost
                                                 Estimated Cost (1)  Incurred (1)
                                                      as of              as of
                                                    12/31/00           12/31/00       Projected
Development Communities    Location       Units   (in millions)      (in millions)  Stabilization
-------------------------------------------------------------------------------------------------
Joint Venture (2)
  Tierra Vista             Oxnard, CA       404          $    58.0      $    43.0       Jul. 2001
Predevelopment
  Chesapeake (3)           San Diego, CA    225                8.0            8.0             n/a
Direct Development (4)
  Kelvin Avenue (3)        Irvine, CA       138               21.5            4.2       Dec. 2002
  Vista Del Mar            Richmond, CA     312               43.8           14.5       Mar. 2003
  Essex at Lake Merritt    Oakland, CA      270               66.5           19.5        May 2003
  Predevelopment (5)                        n/a                3.9            3.9             n/a
-------------------------------------------------------------------------------------------------

Total Development Communities             1,349          $   201.7      $    93.1           $20.5
=================================================================================================

(1) Project estimated cost as of December 31, 2000 includes total estimated and incurred costs for the development projects.
(2) The Operating Partnership is a 20% partner in the entity which is developing Tierra Vista.
(3) The Operating Partnership plans to contribute this asset to a joint venture that may be formed in the future.
(4)  The Operating Partnership is the sole owner of these development projects
(5) Represents development projects which have not been finalized regarding estimated costs and units to be developed.

The Operating Partnership intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Redevelopment
--------------

Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for additional investment by the Company with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. The Operating Partnership is entitled to receive redevelopment fee income on the joint venture redevelopment communities. As of December 31, 2000, the Operating Partnership had the following five redevelopment communities.

                                                                  Estimated       Total Costs
                                                                Renovation Cost incurred as of
                                                                At 12/31/00 (2)   12/31/00      Projected
Redevelopment Communities (1)        Location           Units    (in millions)  (in millions)  Completion
---------------------------------------------------------------------------------------------------------
Coronado @ Newport North  (3)      Newport Beach, CA        732         $13.6          $ 7.3    Sep. 2001
Hillcrest Park                     Newbury Park, CA         608          10.7            9.6    Jul. 2001
Westwood (4)                       Cupertino, CA            116           2.7            2.2    Sep. 2001
Glenbrook                          Pasadena, CA,             84           1.8            1.0     May 2001
Foothill/Twincreeks (5)            San Ramon, CA            176           0.4            0.4          n/a
---------------------------------------------------------------------------------------------------------

Total Redevelopment Communities                           1,716         $29.2          $20.5
=========================================================================================================

(1) The Operating Partnership owns 100% of each redevelopment community unless otherwise noted.
(2) Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.
(3) The Operating Partnership holds an approximate 49.9% interest in the joint venture that owns this property.
(4) The Operating Partnership holds a 20% interest in the joint venture that owns this property.
(5) The redevelopment for this property includes renovation of the leasing center only..

Offices and Employees
---------------------

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Calabasas, California and Tustin, California. As of December 31, 2000, the Operating Partnership had approximately 636 employees.

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

The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide or methane has been identified as a potential concern, the Operating Partnership has implemented remediating measures and/or additional testing. Based on its current knowledge, the Operating Partnership does not believe that future liabilities associated with asbestos, radon, hydrogen sulfide or methane will be material. Based on the information contained in the environmental studies, the Company believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Operating Partnership's financial condition, result of operations, or liquidity.

Certain Properties that have been sold by the Operating Partnership were identified as having potential groundwater contamination. While the Operating Partnership does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

Except with respect to one Property, the Operating Partnership has no indemnification agreements from third parties for potential environmental clean-
up costs at its Properties.   The Operating Partnership has no way of
determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Operating Partnership. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. The Operating Partnership has limited insurance coverage for the types of environmental liabilities described above.

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

Although the Company carries certain insurance for non-earthquake damages to its properties and liability insurance, the Operating Partnership may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage.

Competition
-----------

The Operating Partnership's Properties compete for tenants with similar properties primarily on the basis of location, rent charged, services provided, and the design and condition of the improvements. Competition for tenants from competing properties affects the amount of rent charged as well as rental growth rates, vacancy rates, deposit amounts, and the services and features provided at each property. While economic conditions are generally stable in the Company's target markets, a prolonged economic downturn could have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

The Operating Partnership also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REIT's, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital
---------------

The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has credit facilities in the committed amount of approximately $150,000,000. At December 31, 2000 the Operating Partnership had an outstanding balance of $93,469,000 under these facilities.


Other Matters/Risk Factors

Debt Financing

At December 31, 2000, the Operating Partnership had approximately $595,535,000 of indebtedness (including $170,513,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

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

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2000, the Operating Partnership had an aggregate of approximately $595,535,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Operating Partnership does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the lines of credit borrowings. At December 31, 2000, these mortgages and lines of credit borrowings had the following scheduled maturity dates: 2001 - $28.1 million; 2002 - $97.8 million; 2003 - $20.9 million; 2004 - $2.9 million, 2005 - $34.9 million, 2006 and thereafter - $410.9 million. The Operating Partnership may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgage. This could mean a loss to the Operating Partnership of income and asset value. Alternatively, the Operating Partnership may be required to refinance the debt at higher interest rates. If the Operating Partnership is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Operating Partnership.

Risk Of Rising Interest Payments

At December 31, 2000, the Operating Partnership had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2020 through 2026), $18,224,000 of long-term variable rate indebtedness bearing interest at 1.75% over LIBOR, which matures in May, 2001 and $93,469,000 of variable rate indebtedness under its lines of credit bearing interest at rates ranging from 1.15% - 1.175% over LIBOR. Although, $58,820,000 of long-term variable rate indebtedness is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates, the remaining $111,693,000 million of long-term variable rate indebtedness is not subject to any interest rate protection agreement; consequently, an increase in interest rates may have an adverse effect on net income and results of operations of the Operating Partnership.

Risk of Losses on Interest Rate Hedging Arrangements

The Operating Partnership has, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to the Operating Partnership when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that the Operating Partnership will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on the

Operating Partnership's investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Operating Partnership may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Operating Partnership to increased credit risks. In order to minimize counterparty credit risk, the Operating Partnership's policy is to enter into hedging arrangements only with large financial institutions.

Acquisition Activities: Risks That Acquisitions Will Fail To Meet Expectations

The Operating Partnership intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow the Company to market an acquired property as originally intended may prove to be inaccurate. In addition, the Operating Partnership expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Company may not be able to refinance its existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

Risks That Development Activities Will Be Delayed, Not Completed, and/ or Fail to Achieve Expected Results

The Operating Partnership pursues multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Operating Partnership's development activities generally entail certain risks, including the following:

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

The Geographic Concentration Of The Properties And Fluctuations In Local Market May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 2000, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Operating Partnership owns properties could have a negative impact on the financial condition and results from operations of the Company.

Of our 83 ownership interests in multi-family residential properties, 57 are located in California. A downturn in either the California economy or in California real estate conditions could adversely affect our financial condition and results of operations.

Competition In The Multifamily Residential Market May Adversely Affect Operations And The Rental Demand For the Operating Partnership's Properties

There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. These include other multifamily rental apartments and single family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for the Operating Partnership's Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the financial condition and results of operations of the Company.

The Operating Partnership also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than the Operating Partnership. This competition may result in increased costs of properties the Operating Partnership acquires and/or develops.

Debt Financing On Properties May Result In Insufficient Cash Flow

Where possible, the Operating Partnership intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Operating Partnership could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Operating Partnership may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2000, the Company had 41 properties encumbered by debt. Of the 41 properties, 22 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 19 properties, five cross-collateralized mortgages are secured by eight properties, three properties, three properties, three properties and two properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Company of income and asset value.

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

Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

Registration rights are held by the senior members of the Company's management and certain outside investors (collectively, the "Operating Partnership Holders") who as of December 31, 2000 owned approximately 10.4% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 10.4% limited partnership interests held by the Operating Partnership Holders in the Operating Partnership is exchangeable for an aggregate of 2,129,430 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Company's option, for 1,070,450 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George Marcus, owns interests in various other real estate-related business and investments. He is the Chairman of the Marcus & Millichap Company ("M&M"), which is a real estate brokerage firm. M&M has an interest in Pacific Properties, a company that invests in West Coast multifamily residential properties. Our Company has sold an office building which it previously occupied to the Marcus & Millichap Company.

Mr. Marcus has entered into an agreement with the Company whereby the Company has the right of first refusal to acquire multifamily properties under contract by Marcus & Millichap and its affiliates. Notwithstanding this agreement, Mr. Marcus and affiliated entities, may potentially compete with the Company in acquiring multifamily properties, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company's shareholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental To Holders of Common Stock

As of December 31, 2000, George M. Marcus, the Chairman of the Company's Board of Directors, beneficially owned 1,969,183 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and assuming exercise of all vested options). This represents approximately 9.6% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions in the Company, the Company's directors and executive officers, including Messrs. Marcus & Millichap, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders of the Company.

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

In addition, while any shares of preferred stock (into which the preferred units are exchangeable) are outstanding, the Company (1) may not authorize or create any class of series of stock that ranks senior to this preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company, or (2) amend, alter or repeal the provisions of the Company's Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class. Also, while any shares of preferred stock are outstanding, the Company may not (1) merge or consolidate with another entity, or (2) transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria. These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions by the Company that would otherwise benefit the holders of the Company's Common Stock.

Exemption Of George Marcus From The Maryland Business Combination Law May Allow Certain Transactions Between The Company And George Marcus To Proceed Without Compliance With Such Law

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

However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and, Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-Takeover Provisions Contained In The Operating Partnership Agreement, Charter, Bylaws, And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 2000, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

The Company's charter authorizes the issuance of additional shares of Common Stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the Common Stock. Although the Company has no intention to issue any additional shares of preferred stock at the present time, the Company may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control of the Company. Such a transaction might involve a premium price for the Company's stock or otherwise be in the best interests of the holders of Common Stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of Common Stock.

The Company's charter, as well as its stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control of the Company that might be in the best interest of the Company's stockholders. The Company's stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of the Company without offering a fair price to all of the Company's stockholders. Also, the Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although the Company presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% percent in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of Common Stock and limit the opportunity for stockholders to receive a premium for their shares of Common Stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporations Law, the provisions of the Bylaws may be amended or eliminated by the Board of Directors at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control of the Company that might involve a premium price for the stock or otherwise be in the best interests of its stockholders.

The Company's Guarantee of the Director and Executive Stock Purchase Program May Lead to Liability For the Company

In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open marked transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Operating Partnership could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Operating Partnership could be obligated to make such advance, which in turn could be costly to the Operating Partnership.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2000, the Operating Partnership had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Meadowood Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Operating Partnership expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Operating Partnership does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Operating Partnership may be subject to additional contractual liability.

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

  .  the Company's ability to provide for adequate maintenance and insurance;
     and

  .  increased operating expenses.

Also, as leases on the Properties expire, tenants may enter into new leases on terms that are less favorable to the Operating Partnership. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, the Operating Partnership's ability to vary its portfolio promptly in response to changes in economic or other conditions may be adversely affected.

The Operating Partnership's Joint Ventures And Joint Ownership Of Properties And Partial Interests In Corporations And Limited Partnerships Could Limit the Operating Partnership's Ability To Control Such Properties And Partial Interests

Instead of purchasing properties directly, the Operating Partnership has invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Operating Partnership's business interests or goals, or be in a position to take action contrary to the Operating Partnership's instructions or requests, or to Company policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although the Operating Partnership seeks to maintain sufficient control of any joint venture to achieve its objectives, the Operating Partnership may be unable to take action without the Company's joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner's share of joint venture liabilities.

From time to time, the Operating Partnership invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.

In addition, the Company has and in the future may enter into transactions that could require it to pay the tax liabilities of partners which contribute assets into joint ventures or the Company Operating Partnership for negotiated periods of years in the event that certain taxable events, which are within the Company's control, occur. Although the Company plans to hold the contributed assets or defer recognition per Internal Revenue Code Section 1031, this is no assurance that it will be able to do so and if such tax liabilities were incurred they would have a material impact on the Company's financial position.

Investments In Mortgages And Other Real Estate Securities

The Operating Partnership may invest in securities related to real estate which could adversely affect its ability to make distributions to stockholders. The Operating Partnership may purchase securities issued by entities which own real estate and may also invest in mortgages. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Company anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

  .  that the value of mortgaged property may be less than the amounts owed;

  . that interest rates payable on the mortgages may be lower than the Operating Partnership 's cost of funds; and

  . in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and the Operating Partnership's ability to make expected dividends to stockholders could be adversely affected.


Possible Environmental Liabilities

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Operating Partnership carries certain insurance coverage for this type of environmental risk. The Operating Partnership has conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. In general, in connection with the ownership, operation, financing, management and development of real properties, the Operating Partnership may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Operating Partnership may also be subject to governmental fines and costs related to injuries to persons and property.

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

Changes In Real Estate Tax And Other Laws

Generally the Operating Partnership does not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. The Operating Partnership also does not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes In Financing Policy; No Limitation On Debt

The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows:

     total property indebtedness                                        =  debt-to-total-market-capitalization
     ----------------------------------------------------------------
     total property indebtedness + total equity market capitalization

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 30.5% as of December 31, 2000.

The Company's organizational documents and the organizational documents of the Operating Partnership do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Operating Partnership regarding indebtedness. If these policies were changed, the Company and the Operating Partnership could incur more debt, resulting in an increased risk of default on the Company's obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of the Company. Such increased debt could exceed the underlying value of the Properties.

Failure To Qualify As A Real Estate Investment Trust

The Company has operated as a qualified real estate investment trust under the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 1994. Although the Company believes that it has operated in a manner which satisfies the real estate investment trust qualification requirements, no assurance can be given that the Company will continue to do so. A real estate investment trust is generally not taxed on its net income distributed to its stockholders. It is required to distribute at least 90% of its taxable income to maintain qualification as a real estate investment trust. Qualification as a real estate investment trust involves the satisfaction of numerous requirements (some on an annual or quarterly basis) established under the highly technical and complex Internal Revenue Code of 1986, as amended, provisions for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within the Company's control.

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


Other Matters

Certain Policies of the Company
-------------------------------

The Operating Partnership intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership as partial consideration for property acquisitions. The Operating Partnership from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Company, when such entities' underlying assets are real estate. In general, the Operating Partnership does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

The Operating Partnership primarily invests in multifamily properties in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest ( the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

The Operating Partnership's property portfolio (including partial ownership interests) consists of the following 87 Properties: 83 multifamily residential Properties containing 18,673 apartment units, one office building, which houses the Company's headquarters, with approximately 17,400 square feet and three retail properties with approximately 236,000 square feet. The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership's multifamily Properties accounted for approximately 94% of the Operating Partnership 's revenues for the year ended December 31, 2000. The 83 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 2000 of approximately 97%. As of December 31, 2000, the headquarters building was 100% occupied by the Operating Partnership and the three retail centers had an occupancy rate of 92%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to commercial properties or properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on " Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

For the year ended December 31, 2000, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties
----------------------------------

The Operating Partnership's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 225 units, with a mix of studio, one, two and some three bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

Most of the multifamily Properties are designed for and marketed to people in white-collar or technical professions. The Company selects, trains and supervises a full team of on-site service and maintenance personnel. The Operating Partnership believes that its customer service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings
----------------

The Operating Partnership's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997.

The following tables describe the Operating Partnership's Properties as of December 31, 2000. The first table describes the Operating Partnership's multifamily residential properties and the second table describes the Operating Partnership's commercial properties.

                                                                            Rentable
                                                                             Square     Year       Year
Multifamily Residential Properties (1)         Location             Units    Footage    Built    Acquired   Occupancy(2)
-------------------------------------------------------------------------------------------------------------------------
Northern California
Brookside Oaks (3)(4)                          Cupertino, CA          170     119,980   1973          2000         98%
Westwood (5)                                   Cupertino, CA          116     135,288   1963(6)       1998         97%(7)
Stevenson Place                                Fremont, CA            200     146,296   1971(8)       1982         97%
Treetops (9)                                   Fremont, CA            172     131,270   1978          1996         99%
Wimbledon Woods                                Hayward, CA            560     462,400   1975          1998         96%
Summerhill Commons                             Newark, CA             184     139,012   1987          1987         98%
Marina Cove (10)                               Santa Clara, CA        292     250,294   1974          1994         99%
Plumtree                                       Santa Clara, CA        140     113,260   1975          1994         99%
Mt. Sutro Terrace (11)                         San Francisco, CA       99      64,095   1973          1999         99%
Carlye, The (12)                               San Jose, CA           132     129,216   2000          2000         94%
Waterford Place (12)                           San Jose, Ca           238     219,642   2000          2000         94%
Bel Air                                        San Ramon. CA          462     391,136   1988(13)      1995         97%
Eastridge                                      San Ramon, CA          188     174,104   1988          1996         97%
Foothill Gardens                               San Ramon, CA          132     155,100   1985          1997         97%
Twin Creeks                                    San Ramon, CA           44      51,700   1985          1997         97%
Bristol Commons (9)                            Sunnyvale, CA          188     142,668   1989          1995         99%
Oak Pointe                                     Sunnyvale, CA          390     294,180   1973          1988         99%
Summerhill Park                                Sunnyvale, CA          100      78,584   1988          1988         99%
Windsor Ridge                                  Sunnyvale, CA          216     161,892   1989          1989         99%
                                                                   ------  ----------                         --------
                                                                    4,023   3,360,117                              98%
Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge                                  Bellevue, WA           180     144,036   1987          1994         95%
Foothill Commons (9)                           Bellevue, WA           360     288,317   1978          1990         97%
The Palisades (9)                              Bellevue, WA           192     159,792   1977          1990         97%
Sammamish View                                 Bellevue, WA           153     133,590   1986          1994         97%
Woodland Commons (9)                           Bellevue, WA           236     172,316   1978          1990         93%
Inglenook Court                                Bothell, WA            224     183,624   1985          1994         97%
Salmon Run at Perry Creek                      Bothell, WA            132     117,125   2000          2000         96%(14)
Stonehedge Village (9)                         Bothell, WA            196     214,872   1986          1997         95%
Park Hill at Issaquah (15)                     Issaquah, WA           245     277,778   1999          1999         92%
Wandering Creek                                Kent, WA               156     124,366   1986          1995         96%
Bridle Trails (9)                              Kirkland, WA            92      73,448   1986          1997         97%
Evergreen Heights                              Kirkland, WA           200     188,340   1990          1997         96%
Laurels at Mill Creek                          Mill Creek, WA         164     134,360   1981          1996         96%
Anchor Village (3)                             Mukilteo, WA           301     245,928   1981          1997         89%
Castle Creek                                   Newcastle, WA          216     191,935   1997          1997         95%
Brighton Ridge                                 Renton, WA             264     201,300   1986          1996         96%
Fountain Court (9)                             Seattle, WA            320     207,037   2000          2000         90%(14)
Linden Square                                  Seattle, WA            183     142,271   1994          2000         92%
Maple Leaf (9)                                 Seattle, WA             48      35,584   1986          1997         96%
Spring Lake (9)                                Seattle, WA             69      42,325   1986          1997         97%
Wharfside Pointe                               Seattle, WA            142     119,290   1990          1994         92%
Portland, Oregon Metropolitan Area
Jackson School Village (9)                     Hillsboro, OR          200     196,896   1996          1996         97%
Landmark                                       Hillsboro, OR          285     282,934   1990          1996         97%
Hunt Club (16)                                 Lake Oswego, OR        256     198,056   1985          2000         93%
Meadows at Cascade Park                        Vancouver, WA          198     199,377   1989          1997         97%
Village at Cascade Park                        Vancouver, WA          192     178,144   1989          1997         96%
                                                                   ------  ----------                         --------
                                                                    5,204   4,453,041                              95%
Southern California
Barkley Apartments (4)(17)                     Anaheim, CA            161     139,835   1984(18)      2000         95%
Vista Pointe (19)                              Anaheim, CA            286     242,410   1968          1985         94%

Camarillo Oaks (9)                             Camarillo, CA          564     459,072   1985          1996         94%
Casa Mango (5)                                 Del Mar, CA             96      88,112   1981          1997         96%
Wilshire Promenade                             Fullerton, CA          128     108,470   1992          1997         96%
Hampton Court (Columbus) (9)                   Glendale, CA            83      71,573   1974(20)      1999         92%
Hampton Place (Loraine) (9)                    Glendale, CA           132     141,591   1970(21)      1999         92%
Huntington Breakers (9)                        Huntington Beach,CA    342     241,763   1984          1997         96%
Hillsborough Park                              La Habra, CA           235     215,510   1999          1999         97%
Rosebeach (16)                                 La Mirada, CA          174     172,202   1970          2000         98%
Trabuco Villas                                 Lake Forest, CA        132     131,032   1985          1997         96%
Pathways                                       Long Beach, CA         296     197,720   1975          1991         97%
Bunker Hill (9)                                Los Angeles, CA        456     346,672   1968          1998         97%
City Heights (19)                              Los Angeles, CA        687     424,170   1968          2000         92%
Cochran Apartments                             Los Angeles, CA         58      51,468   1989          1998         96%
Kings Road                                     Los Angeles, CA        196     132,112   1979          1997         98%
Park Place                                     Los Angeles, CA         60      48,000   1988          1997         96%
Windsor Court                                  Los Angeles, CA         58      46,600   1988          1997         96%
Mirabella                                      Marina Del Rey         188     176,860   2000          2000         98%(14)
Hillcrest Park (Mirabella)                     Newbury Park, CA       608     521,968   1973(22)      1998         97%(7)
Coronado at Newport North (23)                 Newport Beach, CA      732     459,677   1968(24)      1999         81%(7)
Coronado at Newport South (23)                 Newport Beach, CA      715     498,716   1968          1999         92%
Fairways (9)(25)                               Newport Beach, CA       74     107,160   1972          1999         94%
Woodland Apartments (16)                       Orange, CA              90     108,000   1969          2000         98%
Mariners Place                                 Oxnard, CA             105      77,254   1987          2000         96%
Village Apartments                             Oxnard, CA             122     122,120   1974          1997         97%
Monterra Del Mar (Windsor Terrace)             Pasadena, CA           122      74,475   1972(26)      1999         93%
Monterra del Rey (Glenbrook)                   Pasadena, CA            84      73,101   1972(27)      1999         83%(7)
Monterra del Sol (Euclid)                      Pasadena, CA            85      69,295   1972(28)      1999         83%
Crest, The (16)                                Pomona, CA             501     498,036   1986          2000         87%
Highridge (3)                                  Rancho Palos, CA       255     290,250   1972          1997         96%
Bluffs II, The (29)                            San Diego, CA          224     126,744   1974          1997         98%
Riverfront (5)                                 San Diego, CA          229     231,006   1990          1997         98%
Meadowood (9)                                  Simi Valley, CA        320     264,568   1986          1996         96%
Tara Village                                   Tarzana, CA            168     173,600   1972          1997         96%
El Encanto (16)                                Tustin, CA             116      92,760   1969          2000         95%
Villa Scandia                                  Ventura, CA            118      71,160   1971          1997         97%
Avondale at Warner Center                      Woodland Hills, CA     446     331,072   1970          1999         94%
                                                                   ------  ----------                         --------
                                                                    9,446   7,626,134                              96%
                                                                   ------  ----------


 Total/Weighted Average                                            18,673  15,323,244                              97%
                                                                   ======  ==========                         -------


                                                               Number      Rentable
                                                                 of        Square        Year    Year
Property Name(1)                                Location      Tenants      Footage      Built  Acquired  Occupancy(2)
-------------------------------------------------------------------------------------------------------------------
Office Buildings
925 East Meadow Drive                          Palo Alto, CA       1         17,404    1988      1997        100%

Shopping Centers
Canby Square (3)                                 Canby, OR        18        102,403    1976      1990        84%
Powell Villa Center (3)                        Portland, OR        8         63,645    1959      1990       100%
Garrison Square (3)                            Vancouver, WA      15         69,790    1962      1990        93%
                                                                  --        -------                         ---

Total Shopping Centers                                            41        235,838
                                                                  --        -------

Total Commercial Properties                                       42        253,242                          94%
                                                                  ==        =======                         ===

(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 2000; for the Commercial Properties, occupancy rates are based on Physical Occupancy as of December 31, 2000.

(3) The Operating Partnership has a 1.0% special limited partnership interest in this property.
(4) The Operating Partnership holds a limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(5)  The Operating Partnership has a 20.0% ownership interest in this property.
(6) The Operating Partnership is in the process of performing a $2.7 million redevelopment on this property.
(7) Financial Occupancy includes the impact of units that were not occupied due to redevelopment activity at this property.
(8) The Operating Partnership completed an approximately $4.5 million redevelopment on this property in 1998.
(9) This Property is owned by a single asset limited partnership in which the Operating Partnership has a minimum 99.0% limited partnership interest.
(10) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(11) The Operating Partnership has an approximate 46% limited partnership interest in this property.
(12) The Operating Partnership issued an aggregate of 59,291 Operating Partnerships units convertible into Common Stock in conjunction with these transactions. The purchase price does not include a contingent payment to be at a future date. This additional payment will be based on an amount which provides Essex with a targeted yield on the property.
(13) The Operating Partnership completed construction of 114 units of the property's 462 total units in 2000.
(14) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 2000.
(15) The Operating Partnership has as approximate 45% limited partnership interest in this property.
(16) The Operating Partnership plans to contribute the property to a joint venture that may be formed in the future. Accordingly, the Company's net investment in this asset is reflected in the Company's financial statements as notes receivable from investees and related parties and investments.
(17) The Operating Partnership has a 30% special limited partnership interest in this property.
(18) The property is subject to a ground lease, which, unless extended, will expire in 2082.
(19) The Operating Partnership owns the land of this property and has entered into a leasehold interest for which it receives a monthly payment for the 34 year term of the lease. The Operating Partnership may be required to sell its interest after 7 years.
(20) The Operating Partnership completed an approximate $1.6 million redevelopment on this property in 2000.
(21) The Operating Partnership completed a approximate $2.3 million redevelopment on this property in 2000.
(22) The Operating Partnership is in the process of performing a $10.7 million redevelopment on this property.
(23) The Operating Partnership has an approximate 49.9% ownership interest in this property.
(24) The Operating Partnership is in the process of performing a $13.6 million redevelopment on this property.
(25) This property is subject to a ground lease, which, unless extended, will expire in 2027.
(26) The Operating Partnership completed an approximate $1.9 million redevelopment on the property in 2000.
(27) The Operating Partnership is in the process of performing a $1.8 million redevelopment on this property.
(28) The Operating Partnership is in the process of performing a $1.7 million redevelopment on this property.
(29) The Operating Partnership has an 84.0% limited partnership interest in this property.


Item 3. Legal Proceedings

Neither the Operating Partnership nor any of the Properties is presently subject to any material litigation nor, to the Operating Partnership's knowledge, is there any material litigation threatened against the Operating Partnership or the Properties. The Properties are subject to certain routine litigation and administrative proceedings arising in the ordinary course of business, which, taken together, are not expected to have a material adverse impact on the Operating Partnership's financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

                                    Part II


Item 5. Unregistered Sales of Securities
----------------------------------------

In connection with the acquisition of The Carlyle Apartments (completed in April
2000) and The Waterford Place (completed in June 2000), a portion of the amount paid for the properties was funded through the issuance of units of limited partnership interest ("Units") in the Operating Partnership. Any time after one year from the date of issuance of the Units, the holders of the Units can require the Operating Partnership to redeem the Units for either cash, or at the Company's option an aggregate of 59,291 shares of the Company's common stock. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Summary Financial and Operating Data

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 1996 through December 31, 2000.

                                                                                    As of December 31,
                                                      ----------------------------------------------------------------------------
                                                            2000            1999            1998            1997          1996
                                                      ------------     -----------    -------------  -------------    ------------
                                                                     (Dollars in thousands, share except per share amount)
OPERATING DATA:
Revenues
   Rental                                              $   162,959     $   137,262     $   119,397     $    79,936     $    47,780
   Other property income                                     4,812           3,165           2,645           1,464             756
   Interest and other income                                10,969           5,618           3,217           3,169           2,157
                                                      ------------     -----------    -------------  -------------    ------------
     Total revenues                                        178,740         146,045         125,259          84,569          50,693
                                                      ------------     -----------    -------------  -------------    ------------
EXPENSES

   Property operating expenses                              46,690          41,706          37,933          25,826          15,505
   Depreciation and amortization                            30,765          26,150          21,948          13,992           8,855
   Amortization of deferred financing  costs                   639             566             718             509             639
   General and administrative                                6,062           4,263           3,765           2,413           1,717
   Other expenses                                             --              --               930             138              42
   Interest                                                 30,384          21,268          19,374          12,659          11,442
                                                      ------------     -----------    -------------  -------------    ------------
     Total expenses                                        114,540          93,953          84,668          55,537          38,200
                                                      ------------     -----------    -------------  -------------    ------------
   Income before gain on sales, minority
   interests and extraordinary item                         64,200          52,092          40,591          29,032          12,493
   Gain on sales of real estate                              4,022           9,524               9           5,114           2,477
   Minority interests                                         (372)           (549)           (462)           (463)           (386)

   Extraordinary item-loss on early extinguishment
   of debt                                                    (119)           (214)         (4,718)           (361)         (3,441)
                                                      ------------     -----------    -------------  -------------    ------------
Net income                                             $    67,731     $    60,853     $    35,420     $    33,322     $    11,143
                                                      ============     ===========    =============  =============    ============
Net income per unit - diluted                          $      2.38     $      2.37     $      1.41     $      1.94     $      1.15
                                                      ============     ===========    =============  =============    ============
   Weighted average common unit outstanding - diluted
   (in thousands)                                           20,732          20,513          18,682          17,149           9,203

                                                                                     As of December 31,
                                                      ----------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                      ------------     -----------    -------------  -------------    ------------
BALANCE SHEET DATA:
   Investment in real estate (before
   accumulated depreciation)                             1,156,408         929,076       889,964          730,987         393,809
     Net investment in real estate                       1,036,909         832,471       812,175          702,716         354,715
     Real estate under development                          38,231         120,414        53,213           20,234              --
     Total assets                                        1,281,849       1,062,313       931,796          738,835         417,174
     Total property indebtedness                           595,535         384,108       361,515          276,597         153,205
     Partners' Capital                                     629,441         623,603       517,281          424,402         247,046

                                                                                     As of December 31,
                                                      ----------------------------------------------------------------------------
                                                           2000            1999            1998            1997            1996
                                                      ------------     -----------    -------------  -------------    ------------
OTHER DATA:
Debt service coverage ratio (1)                                4.2x            4.7x            4.3x            4.4x            2.9x
Gross operating margin (2)                                      72%             70%             68%             68%             68%
Average same property monthly rental rate
per apartment unit (3) (4)                            $      1,039      $      950      $      944    $        852    $        798
Average same property monthly operating
expenses per apartment unit (3) (5)                   $        271      $      259      $      256    $        257    $        248
   Total multifamily units (at end of
   period)                                                  18,673          15,106          12,267          10,700           6,624
Multifamily residential property
occupancy rate(6)                                               97%             96%             96%             96%             97%
Total multifamily properties (at end of
period)                                                         83              72              63              59              36

(1) Debt service coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes as discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 2000, 1999 and 1998. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Operating Partnership holds, directly or indirectly, substantially all of the Company's assets and conducts substantially all of the Company's operations. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2000, 1999, and 1998 owned an approximate 89.6%, 89.7% and 89.9%
general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the years ended December 31, 2000, 1999, and 1998. The Operating Partnership's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in 1994, the Operating Partnership has acquired ownership interests in 70 multifamily residential properties and its headquarters building, of which 15 are located in Northern California, 36 are located in Southern California, 15 are located in the Seattle Metropolitan Area and 4 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 14,767 units with total capitalized acquisition costs of approximately $1,178.3 million. Additionally, since it began operations in 1994, the Operating Partnership has acquired ownership interests in 8 multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $164.9 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since its IPO, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $115.9 million resulting in a net realized gain of approximately $27.2 million and a deferred gain of $5.0 million.

The Operating Partnership is developing 5 multifamily residential communities, with an aggregate of 1,349 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $124.1 million. As of December 31, 2000, the Operating Partnership's remaining development commitment is approximately $108.6 million.

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily "Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2000 and 1999) increased to 96.8% for the year ended December 31, 2000 from 96.0% for the year ended December 31, 1999. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2000 and 1999 are as follows:

                                  December 31,   December 31,
                                      2000           1999
                                      ----           ----
       Northern California            98.2%          96.6%
       Southern California            96.3%          96.8%
       Pacific Northwest              95.9%          94.7%

Total Revenues increased by $32,695,000 or 22.4% to $178,740,000 in 2000 from $146,045,000 in 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2000/1999 Same Store Properties.

                                                      Years  Ended
                                                      December 31,
                                       Number of   ------------------  Dollar   Percentage
                                       Properties      2000      1999  Change   Change
                                       ----------  --------  --------  -------  ----------
                                                     (dollars in thousands)
Revenues
 Property revenues
  Same Store Properties
   Northern California                         12  $ 45,408  $ 39,705  $ 5,703        14.3%
   Southern California                         13    38,306    35,821    2,485         6.9
   Pacific Northwest                           19    35,122    33,315    1,807         5.4
                                               --  --------  --------  -------  ----------
    Total property revenues
    Same Store Properties
                                               44    118,836   108,841    9,995         9.2
                                               ==
 Property revenues properties
  acquired/disposed of
  subsequent to January 1, 1999 (1)                  48,935    31,586   17,349        54.9
                                                   --------  --------  -------  ----------
    Total property revenues                         167,771   140,427   27,344        19.5
                                                   --------  --------  -------  ----------

Interest and other income                            10,969     5,618    5,351        95.3
                                                   --------  --------  -------  ----------
    Total revenues                                 $178,740  $146,045  $32,695        22.4%
                                                   ========  ========  =======  ==========

(1) Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $17,349,000 of the $32,695,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1999; the commercial property, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 12 properties, (the "Acquisition Properties"), and disposed of 1 multifamily property and six retail shopping centers, (the "Disposition Properties").

Of the increase in total revenues, $9,995,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 9.2% to $118,836,000 in 2000 from $108,841,000 in 1999. The majority of this increase was attributable to the 12 multifamily Same Store Properties located in Northern California, the property revenues of which increased by $5,703,000 or 14.3% to $45,408,000 in 2000 from $39,705,000 in 1999. This $5,703,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 98.2% in 2000 from 96.6% in 1999. The 13 multifamily Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Property revenues increase. The property revenues of these properties increased by $2,485,000 or 6.9% to $38,306,000 in 2000 from $35,821,000 in 1999. This $2,485,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.3% in 2000 from 96.8% in 1999. The 19 multifamily Same Store Properties located in The Pacific Northwest accounted for the next largest contribution to this Same Store Property revenues increase.
The property revenues of these properties increased by $1,807,000 or 5.4% to $35,122,000 in 2000 from $33,315,000 in 1999. This $1,807,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.9% in 2000 from 94.7% in 1999.

The increase in total revenue also reflected an increase of $5,351,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $20,587,000 or approximately 21.9% to $114,540,000 in 2000 from $93,953,000 in 1999. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 68 properties (15,106 units) at January 1, 1999 to 83 properties (18,673 units) at December 31, 2000. Interest expense increased by $9,116,000 or 42.9% to $30,384,000 in 2000 from $21,268,000 in 1999. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions and a decrease in the capitalization of interest charges on the Operating Partnership's development and redevelopment communities of $2,266,000 or approximately 43.8% to $2,906,000 from $5,172,000 in 1999. Property operating expenses, exclusive of depreciation and amortization, increased by $4,984,000 or 12.0% to $46,690,000 in 2000 from $41,706,000 in 1999. Of such increase, $5,066,000 is attributable to properties acquired or disposed of subsequent to January 1, 1999, which was offset by a decrease in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 27.8% for 2000 and 29.7% for 1999. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,799,000 in 2000 from the 1999 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 3.4% for 2000 and 2.9% for 1999.

Net income increased by $6,878,000 to $67,731,000 in 2000 from $60,853,000 in
1999. Net income for 2000 also included a gain on sales of real estate of $4,022,000 as compared with $9,524,000 in 1999. The net effect of this item was offset by the net operating income of the Acquisition Properties and an increase in net operating income from the Same Store Properties.


Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily 1999/1998 "Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 1999 and 1998) increased to 96.4% for the year ended December 31, 1999 from 96.0% for the year ended December 31, 1998. The regional breakdown of financial occupancy for the 1999/1998 Same Store Properties for the years ended December 31, 1999 and 1998 are as follows:

                              December 31,   December 31,
                                  1999           1998
                              -------------  -------------

       Northern California            97.2%          96.9%
       Southern California            97.1%          96.5%
       Pacific Northwest              94.9%          94.5%

Total Revenues increased by $20,786,000 or 16.6% to $146,045,000 in 1999 from $125,259,000 in 1998. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 1999/1998 Same Store Properties.

                                                      Years Ended
                                                      December 31,
                                       Number of   ------------------  Dollar   Percentage
                                       Properties    1999      1998    Change     Change
                                       ----------  --------  --------  -------  -----------
                                                      (dollars in thousands)

Revenues
 Property revenues
 Same Store Properties
  Northern California                          12  $ 37,506  $ 35,943  $ 1,563         4.3%
  Pacific Northwest                            18    30,946    29,611    1,335         4.5
  Southern California                          12    30,042    27,942    2,100         7.5
                                               --  --------  --------  -------  ----------
   Total property revenues
 1999/1998 Same Store Properties               42    98,494    93,496    4,998         5.4
                                               ==
 Property revenues properties
  acquired/disposed of
  subsequent to January 1, 1998 (1)                  41,933    28,546   13,387        46.9
                                                   --------  --------  -------  ----------
   Total property revenues                          140,427   122,042   18,385        15.1
                                                   --------  --------  -------  ----------

Interest and other income                             5,618     3,217    2,401        74.6
                                                   --------  --------  -------  ----------
   Total revenues                                  $146,045  $125,259  $20,786        16.6%
                                                   ========  ========  =======  ==========

(1) Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $13,387,000 of the $20,786,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1998; the commercial property, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 11 properties and achieved stabilized operations at one development community, (the "1999/1998 Acquisition Properties"), and disposed of two multifamily properties, three retail shopping centers and one commercial property (the "1999/1998 Disposition Properties").

Of the increase in total revenues, $4,998,000 is attributable to increases in property revenues from the 1999/1998 Same Store Properties. Property revenues from the 1999/1998 Same Store Properties increased by approximately 5.4% to $98,494,000 in 1999 from $93,496,000 in 1998. A significant portion of this increase was attributable to the 12 multifamily 1999/1998 Same Store Properties located in Southern California, the property revenues of which increased by $2,100,000 or 7.5 % to $30,042,000 in 1999 from $27,942,000 in 1998. This
$2,100,000 increase is primarily attributable to rental rate increases and an increase in average financial occupancy to 97.1% in 1999 from 96.5% in 1998.
The 12 multifamily 1999/1998 Same Store Properties located in Northern California accounted for the next largest contribution to the 1999/1998 Same Store Properties revenues increase. The property revenues of these properties increased by $1,563,000 or 4.3% to $37,506,000 in 1999 from $35,943,000 in 1998.
This $1,563,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 97.2% in 1999 from 96.9% in 1998. The 18 multifamily 1999/ 1998 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the 1999/1998 Same Store Properties revenues increase. The property revenues of these properties increased by $1,335,000 or 4.5% to $30,946,000 in 1999 from $29,611,000 in 1998. This $1,335,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 94.9% in 1999 from 94.5% in 1998.

The increase in total revenue also reflected an increase of $2,401,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $9,285,000 or approximately 11.0% to $93,953,000 in 1999 from $84,668,000 in 1998. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 54 properties (10,700 units) at January 1, 1998 to 68 properties (15,106 units) at December 31, 1999. Interest expense increased by $1,894,000 or 9.8% to $21,268,000 in 1999 from $19,374,000 in 1998. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Operating Partnership's development and redevelopment communities of $1,678,000 or approximately 48.0% to $5,172,000 from $3,494,000 in 1998. Property operating expenses, exclusive of depreciation and amortization, increased by $3,773,000 or 9.9% to $41,706,000 in 1999 from $37,933,000 in 1998. Of such increase, $4,093,000 is attributable to properties acquired or disposed of subsequent to January 1, 1998, which was offset by a decrease in operating expenses for the 1999/1998 Same Store Properties.
Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 29.7% for 1999 and 31.1% for 1998. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $498,000 in 1999 from the amount incurred in 1998. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 2.9 % for 1999 and 3.0% for 1998.

Net income increased by $25,433,000 to $ 60,853,000 in 1999 from $35,420,000 in
1998. Net income included an extraordinary loss on early extinguishment of debt of $214,000 in 1999 compared to $4,718,000 in 1998. Net income for 1999 also included a gain on sales of real estate of $9,524,000 as compared with $9,000 in 1998. Net operating income of the Acquisition Properties and the increase in net operating income from the 1999/ 1998 Same Store Properties also contributed to the increase in net income.


Liquidity and Capital Resources

At December 31, 2000, the Operating Partnership had $6,600,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources; working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership's corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during 2000 and 1999. At December 31, 2000 the Operating Partnership had $86,469,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At December 31, 2000 the Operating Partnership had $7,000,000 outstanding on this line of credit. At December 31, 2000, the Operating Partnership had outstanding balances which bore interest rates of approximately 7.9%.

In addition to the unsecured lines of credit, the Operating Partnership had $502,066,000 of secured indebtedness at December 31, 2000. Such indebtedness consisted of $425,022,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also includes $58,820,000 of tax exempt variable rate demand bonds with interest rates paid during 2000 ranging from approximately 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%. The indebtedness also includes $18,224,000 of variable rate debt, 1.75% over the LIBOR rate, with interest rates paid during 2000 ranging from 7.8% to 9.5% and maturing in May 2001.

The Operating Partnership's unrestricted cash balance decreased $5,748,000 from $12,348,000 as of December 31, 1999 to $6,600,000 as of December 31, 2000. The
Company generated $92,164,000 in cash from operating activities, used $181,600,000 of cash in investing activities and obtained $83,688,000 of cash from financing activities. Of the $181,600,000 net cash used in investing activities, $73,929,000 was used to purchase and upgrade rental properties, $43,612,000 was used to fund real estate under development and $87,517,000 was issued as notes receivable from investees and other related party notes and other receivables; these expenditures were offset by $31,302,000 of proceeds received from the disposition of rental properties. The $83,688,000 net cash provided by financing activities was primarily a result of $351,194,000 of proceeds from mortgages and other notes payable as offset by $203,004,000 of repayments of mortgages and other notes payable and lines of credit, and $65,611,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 2000, non-revenue generating capital expenditures totaled approximately $4,159,500 or $322 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $325 to $330 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2001. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2001 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing 5 multifamily residential projects, with an aggregate of 1,349 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risk that Development Activities Will be Delayed or Not Completed" in
Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties for approximately $124,100,000. As of December 31, 2000, the Operating Partnership's remaining commitment to fund the estimated cost to complete these development projects is approximately $108,600,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources; its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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


Funds from Operations

Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT.
Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties, gains/ losses on sales of real estate and extraordinary items. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for 2000, 1999 and 1998.

                                                                               For the quarter ended
                                           For the year  -------------------------------------------------------------------------
                                              ended
                                            12/31/00              12/31/00            9/30/00           6/30/00         3/31/00
                                         ----------------  ------------------  ----------------- ------------------ --------------
Income before gain on sale of real estate,
   minority interests and extraordinary
    item                                     $ 64,200,000        $17,114,000        $15,946,000       $16,218,000       $14,922,000

Adjustments:
  Depreciation and amortization                30,765,000          8,459,000          8,689,000         6,950,000         6,667,000
  Adjustments for unconsolidated
    joint ventures                              4,541,000          1,246,000          1,232,000         1,054,000         1,009,000
  Minority interests (1)                      (18,731,000)        (4,625,000)        (4,602,000)       (4,778,000)       (4,726,000)
                                         ----------------  ------------------  ----------------- ------------------ ---------------

Funds from operations                        $ 80,775,000        $22,194,000        $21,265,000       $19,444,000       $17,872,000
                                         ================  ==================  ================= ==================  ==============

Weighted average number
shares outstanding diluted (1)                 20,732,148         20,951,690         20,891,729        20,708,639        20,578,898

                                                                                       For the quarter ended
                                          For the year     ------------------------------------------------------------------------
                                              ended
                                            12/31/99               12/31/99            9/30/99           6/30/99           3/31/99
                                         ----------------  ------------------  ----------------- ------------------ ---------------
Income before gain on sale of real estate,
   minority interests and extraordinary
    item                                     $ 52,092,000        $14,641,000        $13,426,000       $12,335,000       $11,690,000
Adjustments:
  Depreciation and amortization                26,150,000          6,774,000          7,084,000         6,247,000         6,045,000
  Adjustments for unconsolidated
    joint ventures                              1,790,000            691,000            366,000           366,000           367,000
Minority interests (1)                        (13,061,000)        (4,685,000)        (3,616,000)       (2,397,000)       (2,363,000)
                                         ----------------  ------------------  ----------------- ------------------ ---------------

Funds from Operations                        $ 66,971,000        $17,421,000        $17,260,000       $16,551,000       $15,739,000
                                         ================  ==================  ================= ==================  ==============

Weighted average number
shares outstanding diluted (1)                 20,513,398         20,554,096         20,573,866        20,476,092        20,496,718

                                                                                       For the quarter ended
                                           For the year  --------------------------------------------------------------------------
                                              ended
                                            12/31/98           12/31/98            9/30/98              6/30/98           3/31/98
                                         ----------------  ------------------  ----------------- ------------------ ---------------
                                                                                                                   <>
Income before gain on sale of real estate,
   minority interests and extraordinary
    item                                     $ 40,591,000        $10,933,000        $ 9,998,000       $10,005,000       $ 9,655,000
Adjustments:
  Depreciation and amortization                21,948,000          6,072,000          5,575,000         5,632,000         4,669,000
  Adjustments for unconsolidated
    joint ventures                              1,393,000            366,000            365,000           366,000           296,000
  Non-recurring items:
    Provision for litigation loss                 930,000                  -            930,000                 -                 -
Minority interests (1)                         (6,367,000)        (2,014,000)        (1,754,000)       (1,692,000)         (907,000)
                                         ----------------  ------------------  ----------------- ------------------ ---------------

Funds from Operations                        $ 58,495,000        $15,357,000        $15,114,000       $14,311,000       $13,713,000
                                         ================  ==================  ================= ==================  ==============

Weighted average number
shares outstanding diluted (1)                 20,510,988         20,522,910         20,523,466        20,549,875        20,550,845

(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership and Convertible Preferred Stock, Series 1996A into shares of the Company's Common Stock. Minority interests have been adjusted to reflect such conversion.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of December 31, 2000 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

                                            For the Year Ended December 31
                                           ------------------------------
(In thousands)                2001     2002     2003    2004     2005   Thereafter        Total
                            -------   ------   ------   -----   ------      -------     --------
Fixed rate debt             $ 2,898   11,394   20,855   2,888   34,859      352,128     $425,022
Average interest rate           7.4%     7.2%     7.2%    7.4%     6.8%         6.8%

Variable rate LIBOR debt    $25,224   86,469        -       -        -       58,820(1)  $170,513
Average interest rate           8.3%     7.1%       -       -        -         5.50%

(1)  Capped at interest rates ranging from 7.1% to 7.3%

At December 31, 1999 the Operating Partnership had four forward treasury contracts for an aggregate notional amount of $60,000,000, fixing the 10 year treasury rate at between 6.15%-6.26% which limits interest rate exposure on certain future debt financing and were settled in 2000. During the year 2000, four contracts were sold, resulting in a net realized gain of approximately $1,384,000.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 2001.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A)  Financial Statements and Report of KPMG LLP, independent auditors           Page
                                                                                 ----
     (1) Consolidated Financial Statements

         Independent Auditors' Report                                              F-1

         Balance Sheets:
         As of December 31, 2000 and December 31, 1999                             F-2

         Statements of Operations:
         For the years ended December 31, 2000, 1999 and 1998                      F-3

         Statements of Partners' Capital:
         For the years ended December 31, 2000, 1999 and 1998                      F-4

         Statements of Cash Flows:
         For the years ended December 31, 2000, 1999 and 1998.                     F-5

         Notes to Consolidated Financial Statements                                F-6

     (2) Financial Statement Schedule: Real Estate and Accumulated Depreciation
         Essex Portfolio, L.P. for the year ended December 31, 2000                F-26

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(C)  Exhibit

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

                                        Essex Portfolio, L.P.
                                        (Registrant)


                                        By:  Essex Property Trust, Inc.
                                        Its:  General Partner


Dated:           March 30, 2001
                                        By:     /s/Michael J. Schall
                                             ---------------------------
                                        Michael J. Schall
                                        Executive Vice President and
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated            March 30, 2001              /s/ George M. Marcus
                                        ---------------------------
                                        George M. Marcus
                                        Chairman of the Board



Dated            March 30, 2001              /s/ Keith R. Guericke
                                        ---------------------------
                                        Keith R. Guericke
                                        President and Chief Executive Officer
                                        and Vice Chairman
                                        (Principal Executive Officer)


Dated            March 30, 2001             /s/ Michael J. Schall
                                        ---------------------------
                                        Michael J. Schall
                                        Chief Financial Officer Executive,
                                        Vice President and Director
                                        (Principal Financial Officer)


Dated            March 30, 2001             /s/ Mark J. Mikl
                                        ---------------------------
                                        Mark J. Mikl
                                        Vice President and Controller
                                        (Principal Accounting Officer)



Dated            March 30, 2001            /s/ William A. Millichap
                                        ----------------------------
                                        William A. Millichap
                                        Director



Dated            March 30, 2001           /s/ Gary P. Martin
                                        ----------------------------
                                        Gary P. Martin
                                        Director



Dated            March 30, 2001            /s/ Robert E. Larson
                                        -----------------------------
                                        Robert E. Larson
                                        Director


                                          /s/ Thomas E. Randlett
                                        -----------------------------
Dated            March 30, 2001         Thomas E. Randlett
                                        Director

Dated            March 30, 2001           /s/ David W. Brady
                                        -----------------------------
                                        David W. Brady
                                        Director


Dated            March 30, 2001           /s/ Issie N. Rabinovitch
                                        -----------------------------
                                        Issie N. Rabinovitch
                                        Director


Dated            March 30, 2001          /s/ Willard H. Smith
                                        -----------------------------
                                        Willard H. Smith
                                        Director

                             ESSEX PORTFOLIO, L.P.

       Consolidated Financial Statements and Financial Statement Schedule

                           December 31, 2000 and 1999

                  (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The General Partners
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 2000. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California
February 2, 2001

                             ESSEX PORTFOLIO, L.P.

                          Consolidated Balance Sheets

                          December 31, 2000 and 1999

                            (Dollars in thousands)

                          Assets                               2000            1999
                                                           ------------     ------------
Real estate:
  Rental properties:
    Land and land improvements                             $    289,796     $   234,497
    Buildings and improvements                                  866,612         694,579
                                                           ------------     -----------
                                                              1,156,408         929,076
  Less accumulated depreciation                                (119,499)        (96,605)
                                                           ------------     -----------
                                                              1,036,909         832,471

  Investments                                                    65,703          47,992
  Real estate under development                                  38,231         120,414
                                                           ------------     -----------
                                                              1,140,843       1,000,877

Cash and cash equivalents - unrestricted                          6,600          12,348
Cash and cash equivalents - restricted                           18,965          17,216
Notes and other related party receivables                        77,081          13,654
Notes and other receivables                                      24,062           9,001
Prepaid expenses and other assets                                 7,654           3,495
Deferred charges, net                                             6,644           5,722
                                                           ------------     -----------
                                                           $  1,281,849     $ 1,062,313
                                                           ============     ===========

            Liabilities and Partners' Capital

Mortgage notes payable                                     $    502,066     $   373,608
Lines of credit                                                  93,469          10,500
Accounts payable and accrued liabilities                         30,430          28,379
Distributions payable                                            14,538          13,248
Other liabilities                                                 6,539           5,594
Deferred gain                                                     5,002           5,002
                                                           ------------     -----------
           Total liabilities                                    652,044         436,331

Minority interests                                                  364           2,379

Partners' capital:
 General partner:
   Common equity                                                391,675         383,379
   Preferred equity                                                  --           4,314
                                                           ------------     -----------
                                                                391,675         387,693
                                                           ------------     -----------

  Limited partners:
    Common equity                                                33,276          31,420
    Preferred equity                                            204,490         204,490
                                                           ------------     -----------
                                                                237,766         235,910
                                                           ------------     -----------
           Total partners' capital                              629,441         623,603
                                                           ------------     -----------
Commitments and contingencies
                                                           $  1,281,849     $ 1,062,313
                                                           ============     ===========

See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                     Consolidated Statements of Operations

                 Years ended December 31, 2000, 1999 and 1998

                (Dollars in thousands, except per unit amounts)


                                                                              2000           1999          1998
                                                                           ----------     ----------    ----------
Revenues:
    Rental                                                                $    162,959   $    137,262  $     119,397
    Other property income                                                        4,812          3,165          2,645
                                                                          ------------   ------------  -------------
            Total property revenues                                            167,771        140,427        122,042
    Interest and other income                                                   10,969          5,618          3,217
                                                                          ------------   ------------  -------------
            Total revenues                                                     178,740        146,045        125,259
                                                                          ------------   ------------  -------------

Expenses:
    Property operating expenses:
      Maintenance and repairs                                                   10,074          9,222          8,972
      Real estate taxes                                                         11,338         10,271          9,109
      Utilities                                                                  8,387          8,532          7,809
      Administrative                                                            13,695         10,582          9,228
      Advertising                                                                2,211          2,187          1,742
      Insurance                                                                    985            912          1,073
      Depreciation and amortization                                             30,765         26,150         21,948
                                                                          ------------   ------------  -------------
            Total property operating expenses                                   77,455         67,856         59,881

    Interest                                                                    30,384         21,268         19,374
    Amortization of deferred financing costs                                       639            566            718
    General and administrative                                                   6,062          4,263          3,765
    Provision for litigation loss                                                   --             --            930
                                                                          ------------   ------------  -------------
            Total expenses                                                     114,540         93,953         84,668
                                                                          ------------   ------------  -------------

            Income before gain on sales of real estate,
              minority interests and extraordinary item                         64,200         52,092         40,591

Gain on sales of real estate                                                     4,022          9,524              9
Minority interests                                                                (372)          (549)          (462)
                                                                          ------------   ------------  -------------
            Income before extraordinary item                                    67,850         61,067         40,138
Extraordinary loss on early extinguishment of debt                                (119)          (214)        (4,718)
                                                                          ------------   ------------  -------------
            Net income                                                          67,731         60,853         35,420

Dividends on preferred units - general partner                                    (245)        (1,333)        (3,500)
Dividends on preferred units - limited partner                                 (18,319)       (12,238)        (5,595)
                                                                          ------------   ------------  -------------
            Net income available to common units                          $     49,167   $     47,282  $      26,325
                                                                          ============   ============  =============

Per Operating Partnership common unit data:
    Basic:
      Income before extraordinary item available to common units          $       2.43   $       2.43           1.68
      Extraordinary item - debt extinguishment                                   (0.01)         (0.01)         (0.25)
                                                                          ------------   ------------  -------------
            Net income                                                    $       2.42   $       2.42           1.43
                                                                          ============   ============  =============

      Weighted-average number of partnership units
        outstanding during the period                                       20,308,264     19,543,341     18,504,427
                                                                          ============   ============  =============

    Diluted:
      Income before extraordinary item available to common units          $       2.39   $       2.38           1.66
      Extraordinary item - debt extinguishment                                   (0.01)         (0.01)         (0.25)
                                                                          ------------   ------------  -------------
            Net income                                                    $       2.38   $       2.37           1.41
                                                                          ============   ============  =============

      Weighted-average number of partnership units
        outstanding during the period                                       20,731,148     20,513,398     18,682,416
                                                                          ============   ============  =============
Distributions per Operating Partnership common unit                       $       2.38   $       2.15           1.95
                                                                          ============   ============  =============

See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                 Consolidated Statements of Partners' Capital

                 Years ended December 31, 2000, 1999 and 1998

                       (Dollars and units in thousands)

                                            General partner                Limited partner
                                     ------------------------------- ----------------------------
                                                           Preferred                    Preferred
                                       Common equity        equity     Common equity      equity
                                     -----------------   -----------  ----------------  ---------
                                      Units    Amounts      Amount    Units   Amounts     Amount      Total
                                     ------    -------   -----------  -----   --------  ---------     -----
Balances at December 31,
    1997                             16,615   $ 361,410   $ 37,505    1,873   $ 25,487  $       -   $  424,402
Contribution - net proceeds
    from preferred units                  -           -          -        -          -    102,150      102,150
Contribution - net proceeds
    from options exercised               24         464          -        -          -          -          464
Contribution - net proceeds
    from dividend
    reinvestment plan                     2          10          -        -          -          -           10
Net income                                -      22,829      3,500        -      3,496      5,595       35,420
Partners' distributions                   -     (32,418)    (3,500)       -     (3,652)    (5,595)     (45,165)
                                     ------   ---------   --------    -----   --------  ---------   ----------
Balances at December 31,
    1998                             16,641     352,295     37,505    1,873     25,331    102,150      517,281
Contribution - net proceeds
    from preferred units                  -           -          -        -          -    102,340      102,340
Contribution - net proceeds
    from options exercised               53         930          -        -          -          -          930
Shares issued from conversion
    of Convertible Preferred
    stock                             1,618      33,191    (33,191)       -          -          -            -
Redemption of limited partner
    common units                          -           -          -      (65)    (2,101)         -       (2,101)
Issuance of limited partner
    common units                          -           -          -      274      7,469          -        7,469
Common units purchased
    by Operating Partnership           (262)     (7,119)         -        -          -          -       (7,119)
Net income                                -      42,231      1,333        -      5,051     12,238       60,853
Partners' distributions                   -     (38,149)    (1,333)       -     (4,330)   (12,238)     (56,050)
                                     ------   ---------   --------    -----   --------  ---------   ----------
Balances at December 31,
    1999                             18,050     383,379      4,314    2,082     31,420    204,490      623,603
Contribution - net proceeds
    from options exercised              156       3,344          -        -          -          -        3,344
Common units issued from
    conversion of Convertible
    Preferred Stock                     211       4,314     (4,314)       -          -          -            -
Redemption of limited partner
    common units                          -           -          -      (12)      (555)         -         (555)
Issuance of limited partner
    common units                          -           -          -       59      2,365          -        2,365
Net income                                -      44,105        245        -      5,062     18,319       67,731
Partners' distributions                   -     (43,467)      (245)       -     (5,016)   (18,319)     (67,047)
                                     ------   ---------   --------    -----   --------  ---------   ----------
Balances at December 31,
    2000                             18,417   $ 391,675   $      -    2,129   $ 33,276  $ 204,490   $  629,441
                                     ======   =========   ========    =====   ========  =========   ==========

See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 2000, 1999 and 1998

                            (Dollars in thousands)

                                                                                         2000         1999          1998
                                                                                       --------     ---------     --------
Cash flows from operating activities:
   Net income                                                                          $ 67,731     $  60,853     $ 35,420
   Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interests                                                                     372           549          462
     Gain on sales of real estate                                                        (4,022)       (9,524)          (9)
     Equity in income of limited partnerships                                            (1,333)       (1,389)        (276)
     Loss on early extinguishment of debt                                                   119           214        4,718
     Depreciation and amortization                                                       30,765        26,150       21,948
     Amortization of deferred financing costs                                               639           566          718
     Changes in operating assets and liabilities:
       Other receivables                                                                   (944)          621      (10,207)
       Prepaid expenses and other assets                                                 (4,159)         (393)         336
       Accounts payable and accrued liabilities                                           2,051         5,626        4,831
       Other liabilities                                                                    945           293        1,093
                                                                                       --------     ---------     --------
           Net cash provided by operating activities                                     92,164        83,566       59,034
                                                                                       --------     ---------     --------
Cash flows from investing activities:
   Additions to rental properties                                                       (73,929)      (88,305)    (163,019)
   Dispositions of rental properties                                                     31,302        63,421       26,354
   Increase in restricted cash                                                           (1,749)       (1,684)     (10,049)
   Additions to related party notes and other receivables                               (87,517)       (6,084)      (5,616)
   Repayments of related party notes and other receivables                                3,514        16,504        4,430
   Net contributions (to) from investments in corporations and limited partnerships      (9,609)      (30,025)       1,255
   Additions to real estate under development                                           (43,612)      (74,608)     (33,256)
                                                                                       --------     ---------     --------
           Net cash used in investing activities                                       (181,600)     (120,781)    (179,901)
                                                                                       --------     ---------     --------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit                   351,194       241,150      349,540
   Repayment of mortgage and other notes payable and lines of credit                   (203,004)     (229,771)    (283,065)
   Additions to deferred charges                                                         (1,680)       (1,253)      (2,345)
   Net proceeds from preferred unit sales                                                     -       102,340      102,150
   Payment of offering related costs                                                          -           (93)        (323)
   Contributions from stock options exercised and shares issued through
     dividend reinvestment plan - general partner                                         3,344           930          474
   General partner shares purchased by limited partner                                        -        (7,119)           -
   Redemption of limited partner units                                                     (555)       (2,100)           -
   Net payments made in connection with costs related to the
     early extinguishment of debt                                                             -             -       (4,086)
   Distributions to limited partners and minority interest                              (23,187)      (18,435)      (8,138)
   Distributions to general partner                                                     (42,424)      (38,634)     (35,074)
                                                                                       --------     ---------     --------
           Net cash provided by financing activities                                     83,688        47,015      119,133
                                                                                       --------     ---------     --------
Net increase in cash and cash equivalents                                                (5,748)        9,800       (1,734)
Cash and cash equivalents at beginning of period                                         12,348         2,548        4,282
                                                                                       --------     ---------     --------
Cash and cash equivalents at end of period                                             $  6,600     $  12,348     $  2,548
                                                                                       ========     =========     ========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $2,906, $5,172 and $3,494 capitalized                $ 25,528     $  15,860     $ 18,947
                                                                                       ========     =========     ========
Supplemental disclosure of noncash investing and financing activities:
   Real estate under development transferred to rental properties                      $120,183     $  21,700     $      -
                                                                                       ========     =========     ========
   Mortgage note payable assumed in connection with the purchase of real estate        $ 63,209     $  15,800     $ 18,443
                                                                                       ========     =========     ========
   Issuance of limited partner common units in connection with the
     purchase of real estate                                                           $  2,365     $   7,469     $      -
                                                                                       ========     =========     ========
   Consolidation of previously unconsolidated investment                               $  2,771     $  32,452     $      -
                                                                                       ========     =========     ========
     Exchange of real estate under development for notes receivable                    $  5,613     $       -     $      -
                                                                                       ========     =========     ========
     Exchange of notes receivable for investment                                       $  9,540     $       -     $      -
                                                                                       ========     =========     ========

See accompanying notes to consolidated financial statements.

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

             (Dollars in thousands, except for per share amounts)


(1) Organization and Basis of Presentation

    Essex Portfolio, L.P. (the Operating Partnership) was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the Company), the general partner in the Operating Partnership (the General Partner), completed its initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112,070 were used by the General Partner to acquire a 77.2% interest in the Operating Partnership. The Operating Partnership holds the assets and liabilities and conducts the operating activities of the Company. The Company has elected to be treated as a real estate investment trust (REIT) under the Internal Revenue Code of 1986 (the
    Code), as amended.

    The limited partners own an aggregate 10.4% interest in the Operating Partnership as of December 31, 2000. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 2,129,430 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

    The Operating Partnership operates and has ownership interests in 83 multifamily properties (containing 18,673 units) and four commercial properties (with approximately 290,000 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

   (a)  Real Estate Rental Properties

        Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method.

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

                                                                     (continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

             (Dollars in thousands, except for per share amounts)


       When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121). Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell. In addition, whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. No impairment has been recorded through December 31, 2000. No properties are classified as held for sale as of December 31, 2000.

   (b) Investments

       The Operating Partnership consolidates or accounts for its investments in joint ventures and corporations under the equity method of accounting based on the control it exercises through its ownership interests in those entities. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Operating Partnership's equity in undistributed earnings or losses since acquisition.

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

   (e) Interest Rate Protection, Swap, and Forward Contracts

       The Operating Partnership will from time to time use interest rate protection, swap and forward contracts to reduce its interest rate exposure on current or identified future debt transactions. Amounts paid in connection with such contracts are capitalized and amortized over the term of the contract or related debt. If the original contract is terminated, the gain or loss on termination is deferred and amortized over the remaining term of the contract. If the related debt is repaid, the unamortized portion of the deferred amount is charged to income or the contract is marked to market, as appropriate. The Operating Partnership's policy is to manage interest rate risk for existing or anticipated borrowings. Future transactions of this type will be accounted for under Financial Accounting Standards Board (FASB) No. 133, which becomes effective for interim periods beginning in 2001.


                                                                     (continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

             (Dollars in thousands, except for per share amounts)


   (f) Deferred Charges

       Deferred charges are principally comprised of mortgage loan fees and costs which are amortized over the terms of the related mortgage notes in a manner which approximates the effective interest method.

   (g) Interest

       The Operating Partnership capitalized $2,906, $5,172 and $3,494 of interest related to the development of real estate during 2000, 1999 and 1998, respectively.

   (h) Minority Interest

       Minority interest for 2000 represents a 15% interest in one San Diego multifamily property held by outside investors.

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

   (j) Reclassifications

       Certain reclassifications have been made to the 1999 and 1998 balances to conform with the 2000 presentation.

   (k) Use of Estimates

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

                                                                     (continued)

                             ESSEX PORTFOLIO, L.P.

                  Notes to Consolidated Financial Statements

                       December 31, 2000, 1999, and 1998

             (Dollars in thousands, except for per share amounts)


(3)  Equity Transactions

     During 1999 and 2000, the Operating Partnership sold cumulative redeemable preferred units to certain institutional investors in private placements as follows:

         Description                          Date                   Units             Price per               Net
                                                                                         unit                proceeds
----------------------------------     ---------------------     ---------------     ---------------     ---------------
9.300% Series D                          July 1999                     2,000,000          $    25.00              48,940
9.250% Series E                          September 1999                2,200,000               25.00              53,400

     Preferred units issued in connection with the above transactions are included in minority interests in the accompanying consolidated balance sheets.

     During 2000 and 1999, Westbrook Real Estate Fund I, L.P. (formerly known as Tiger/Westbrook Real Estate Fund, L.P.), and Westbrook Real Estate Co-Investment Partnership I, L.P. (formerly known as Tiger/Westbrook Real Estate Co-Investment Partnership, L.P.) (collectively, Tiger/Westbrook) converted 184,687 and 1,415,313 preferred shares, respectively, of its ownership in the Company's 8.75% convertible preferred stock, Series 1996A (the Convertible Preferred Stock) into 211,071 shares of the Company's common stock. The Company has filed a shelf registration statement covering Tiger/Westbrook's resale of all shares of its common stock issuable upon conversion of its convertible preferred stock. The shelf registration statement was declared effective by the Securities and Exchange Commission in December 1998. There was no convertible preferred stock outstanding as of December 31, 2000.

     Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

                                                                     (continued)

                             ESSEX PORTFOLIO, L.P.
                  Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998
             (Dollars in thousands, except for per share amounts)

(4)  Per Unit Data

     Basic income per unit before extraordinary item and diluted income per unit before extraordinary item were calculated as follows for the years ended December 31:

                                                                  2000                                       1999
                                                ------------------------------------   ----------------------------------------
                                                               Weighted-      Per                        Weighted-      Per
                                                                Average      share                       average       share
                                                  Income        units        amount        Income        units        amount
                                                ------------------------------------   ---------------------------------------
Income before extraordinary item                $  67,850                                 $  61,067
Less dividends on preferred units                 (18,564)                                  (13,571)
                                                 --------                                 ---------
Basic:
 Income before extraordinary item available
  to common units                                  49,286       20,308     $  2.43           47,496       19,543      $  2.43
                                                                           =======                                    =======
Effect of Dilutive Securities:
 Convertible preferred units                          246          108                        1,333          786
 Options (2)                                           --          315                           --          184
                                                 --------      -------                    ---------      -------
Diluted:
 Income before extraordinary item available
  to common stockholders plus assumed
  conversions                                   $  49,532       20,731        2.39        $  48,829       20,513      $  2.38
                                                =========      =======     =======        =========      =======      =======
                                                                  1998
                                                  ------------------------------------
                                                                 Weighted-      Per
                                                                  Average      share
                                                    Income        units        amount
                                                  ------------------------------------
Income before extraordinary item                  $  40,138
Less dividends on preferred units                    (9,095)
                                                  ---------
Basic:
 Income before extraordinary item available
  to common units                                    31,043       18,504        $  1.68
                                                                                =======
Effect of Dilutive Securities:
 Convertible preferred units                             --           --(1)
 Options (2)                                             --          178
                                                  ---------      -------
Diluted:
 Income before extraordinary item available
  to common stockholders plus assumed
  conversions                                     $  31,043       18,682        $  1.66
                                                  =========      =======        =======

(1)  Securities not included because they were antidilutive.

(2) The following options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the general partner common units for the year and, therefore, the effect would be antidilutive:


                                                2000                    1999                  1998
                                           ----------------      ----------------      ----------------
     Number of options                            12                   295                    332
     Range of exercise prices              $45.063 - 54.250      $31.875 - 34.750      $30.125 - 34.250

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


(5)  Real Estate

     (a)  Rental Properties

          Rental properties consist of the following as of December 31, 2000 and 1999:

                                            Land and land     Building and                   Accumulated
                                            improvements      improvements       Total       depreciation
                                           ---------------   ---------------  ------------  --------------
            December 31, 2000:
              Multifamily properties       $       288,031   $       862,900   $ 1,150,931   $     119,088
              Commercial properties                  1,765             3,712         5,477             411
                                           ---------------   ---------------  ------------   -------------
                                           $       289,796   $       866,612  $  1,156,408   $     119,499
                                           ===============   ===============  ============   =============
            December 31, 1999:
              Multifamily properties       $       232,732   $       690,955  $    923,687   $      96,357
              Commercial properties                  1,765             3,624         5,389             248
                                           ---------------   ---------------  ------------   -------------
                                           $       234,497   $       694,579  $    929,076   $      96,605
                                           ===============   ===============  ============   =============


       The properties are located in California, Washington and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

       During the year ended December 31, 2000, the Operating Partnership sold one property to an unrelated third party and in addition sold the buildings and improvements and entered into a leasehold interest in the land of another property to an unrelated third party for $31,302 resulting in a gain of $4,022. The Company retained ownership of the land of the latter property and is to receive a land lease payment over a 34-year term.

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

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


       For the years ended December 31, 2000, 1999 and 1998, depreciation expense on real estate was $30,762, $25,808 and $21,890, respectively.

  (b)  Investments

       The Company has investments in a number of affiliates which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

       During 2000, the Company formed Essex VFGP, Inc. (VFGP), and received a 49% equity interest for its capital contribution. VFGP, through the formation of four separate single asset limited partnerships (the VFGP L.P.s), purchased four properties for an aggregate purchase price of $92,400, including the assumption of two loans totaling $41,300 with interest rates ranging from 7.8% to 7.9% and maturity dates of July 2005 to July 2009. The remaining funding for the purchases was provided by promissory notes issued to the VFGP L.P.s from the Company. VFGP plans to contribute its interests in these properties to a joint venture that is expected to be completed in 2001.

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

       In connection with formation of the two joint ventures, the entities obtained nonrecourse debt financing for $34,100 and $37,600 for Newport Beach North, LLC and Newport Beach South, LLC, respectively. The loans bear interest at LIBOR plus 2.25% and mature in 2002. The joint venture entities plan to invest a total of approximately $28,000 additionally into the properties for exterior and interior renovation and such investment is intended to be funded through additional advances under the loans referred to above.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


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

The Operating Partnership holds limited partnership interests in 10 partnerships which collectively own 4 multifamily properties, comprised of 887 units and 3 retail properties, comprised of 236,000 square feet of leaseable space (Down REIT entities). These investments were made under arrangements whereby EMC became the general partner and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of shares stipulated under the above arrangements.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


Investments which are accounted for under the equity method consist of the following as of December 31, 2000 and 1999:

                                                                                          2000            1999
                                                                                      ------------    -------------
      Investments in joint ventures:
       Direct and indirect LLC member interests of approximately 49.9% in Newport
        Beach North, LLC and Newport Beach South, LLC                                  $    31,201    $    28,435
       Limited partnership interest of 20% in AEW joint ventures                            10,585         11,341
       Class A Member interest of 45% in Park Hill LLC                                       5,753          5,516
       Limited partnership interests of 49% in Parker Ranch                                  6,000             --
       Preferred limited partnership interests in Mountain Vista Apartments                  9,540             --
       Limited partnership interest of 49.9% in Jackson School Village, L.P.                    --          2,649
       Limited partnership interest of 46% in Mt. Sutro Terrace Associates, L.P.             2,048          2,223
       Limited partnership interests of 1 to 30% in Down REIT entities (1)                  (1,926)        (2,693)
                                                                                         ---------      ---------

                                                                                            63,201         47,471
      Investments in corporations:
       Essex Management Corporation - 19,000 shares of preferred stock                         190            190
       Essex Fidelity I Corporation - 31,800 shares of preferred stock                         331            331
       Investment in Essex VFGP, Inc.                                                          481             --
                                                                                         ---------      ---------

             Total equity method investments                                                64,203         47,992
      Other investments:
       Internet Realty Partners                                                              1,500             --
                                                                                         ---------      ---------
             Total investments                                                         $    65,703    $    47,992
                                                                                         =========      =========

(1) The negative balances result from excess distributions and allocations over investment cost basis. The Company can receive profits and losses different from its partnership interest.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

             (Dollars in thousands, except for per share amounts)

The combined summarized financial information of investments which are accounted for under the equity method are as follows:

                                                                                        December 31,
                                                                             --------------------------------
                                                                                    2000            1999
                                                                             ----------------  --------------
     Balance sheets:
      Real estate and real estate under development                           $       376,261  $      316,687
      Other assets                                                                     37,373          22,083
                                                                                -------------    ------------
            Total assets                                                      $       413,634  $      338,770
                                                                                =============    ============

      Mortgage notes payable                                                  $       179,994  $      169,755
      Other liabilities                                                                29,926          37,273
      Partners' equity                                                                203,714         131,742
                                                                                -------------    ------------
            Total liabilities and partners' equity                            $       413,634  $      338,770
                                                                                =============    ============
     Company's share of equity                                                $        64,203  $       47,992
                                                                                =============    ============

                                                                                  Years ended December 31,
                                                                              ------------------------------
                                                                                  2000              1999
                                                                              ------------     -------------
     Statements of operations:
      Total revenue                                                           $     39,097     $      16,164
      Total expenses                                                                34,502            13,164
                                                                                ----------       -----------
            Total net income                                                  $      4,595     $       3,000
                                                                                ==========       ===========
     Company's share of net income                                            $      1,333     $       1,389
                                                                                ==========       ===========

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)

(6)  Notes Receivable from Investees and Other Related Parties

     Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2000 and 1999:

                                                                                                  2000             1999
                                                                                              ------------    ------------
          Notes receivable from joint venture investees:
           Notes receivable from VFGP L.P.s, secured, bearing interest at 9% - Prime +       $      47,840   $          --
            3%, due 2001-2010
           Note receivable from Highridge Apartments, secured, bearing interest at 9%,               1,047           1,047
            due March 2008
           Note receivable from Highridge Apartments, secured, bearing interest at 10%,              2,950           2,950
            due on demand
           Notes receivable from Fidelity I, secured, bearing interest at LIBOR + 2.5%,              5,613              --
            due 2004
           Receivable from Down REIT entities, noninterest bearing, due on demand                    8,281           6,115
           Receivable from Newport Beach North LLC and Newport Beach South LLC                       1,753              --
           Receivable from City Heights LP, noninterest bearing, due on demand                         865              --
           Receivables from VFGP L.P.s, noninterest bearing, due on demand                           4,804              --
          Other related party receivables:
           Loans to officers, bearing interest at 8%, due April 2006                                   633             633
           Other related party receivables, substantially all due on demand                          3,295           2,909
                                                                                              ------------    ------------
                                                                                             $      77,081   $      13,654
                                                                                              ============    ============

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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)



(7)  Notes and Other Receivables

     Notes and other receivables consist of the following as of December 31, 2000 and 1999:

                                                                                 2000                 1999
                                                                           ----------------     ----------------

Note receivable from Derian Ave, LLC, secured, bearing interest at       $           15,000   $               --
 9.3%, principal due May 2001
Note receivable from DOIT City Heights Los Angeles L.P., secured,                     2,415                   --
 interest payable monthly at 9%, principal due December 2007
Note receivable from Derian Ave, LLC, secured, bearing interest at                      208                   --
 15.0%, principal due February 2002
Receivable from AEW Capital Management, noninterest bearing, due on                     283                5,529
 demand
Receivable from Cadim, noninterest bearing, due on demand                                --                  429
Other receivables                                                                     6,156                3,043
                                                                           ----------------     ----------------
                                                                         $           24,062   $            9,001
                                                                           ================     ================

(8)  Related Party Transactions

     The Operating Partnership provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation (EMC). The Company owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Company own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Company, the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2000, 1999 and 1998 totaled $1,247, $545 and $545, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     Included in rental revenue in the accompanying consolidated statements of operations are rents earned from space leased to Marcus & Millichap Company (M&M) including operating expense reimbursements of $0, $851 and $833 for the years ended December 31, 2000, 1999 and 1998, respectively. The Chairman of M&M is the Chairman of the Company. The commercial property which M&M occupied was sold in September 1999 to an entity controlled by a member of the Company's Board of Directors, following approval of the independent members of the Board of Directors.


                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)

     During the years ended December 31, 2000, 1999 and 1998, the Operating Partnership paid brokerage commissions totaling $289, $105 and $0, respectively, to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Operating Partnership is a party.

     Interest and other income include interest income of $1,863, $705 and $1,027 for the years ended December 31, 2000, 1999 and 1998, respectively, which was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest (Joint Ventures). Interest and other income also includes management fee income and investment income earned by the Company from its Joint Ventures of $1,955, $561 and $623 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


(9)  Mortgage Notes Payable

     Mortgage notes payable consist of the following as of December 31, 2000 and 1999:

                                                                                                              2000       1999
                                                                                                           ---------   ---------

Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging    $  240,000  $  100,000
 from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through
 November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from
 October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 6.885% to          116,551     145,106
 8.055%, principal and interest payments due monthly, and maturity dates ranging from February 2003 through March 2008
Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and                 58,820      58,820
 guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan
 Agreement (approximately 3.5% for December 2000 and 1999), plus credit enhancement and underwriting fees ranging from approximately 1.2 to 1.9%. The bonds are convertible to a fixed rate at the
 Company's option. Among the terms imposed on the properties, which are security for the bonds, is that
 20% of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from July 2020 through October 2026. These bonds are subject to interest rate protection agreements through August 2003, limiting the interest rate with respect to such bonds to a maximum interest rate of 7.1% to 7.3%
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to            43,436      44,158
 8.78%, principal and interest payments due monthly, and maturity dates ranging from December 2002 through April 2005. Under certain conditions these loans can be converted to unsecured notes payable
Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed       16,770      17,030
 by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that 20% of the units are subject to tenant income qualification criteria. The interest rate will be repriced in February 2008 at the then current tax-exempt bond rate
Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing                8,265       8,494
 interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is that 20% of the units are subject to tenant income qualifications criteria
Construction note payable, secured by deed of trust, bearing interest at a variable rate of LIBOR +           18,224          --
 1.75% (approximately 8.5% for December 2000), interest payments due monthly and maturing in May 2001
                                                                                                           ---------   ---------
                                                                                                          $  502,066  $  373,608
                                                                                                           =========   =========

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


   The aggregate scheduled maturities of mortgage notes payable are as follows:

               2001          $      21,122
               2002                 11,394
               2003                 20,855
               2004                  2,888
               2005                 34,859
               Thereafter          410,948
                             -------------
                             $     502,066
                             =============


      In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15% and 6.26%. These contracts were entered into to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts were be settled by June 2000. During 2000, the four contracts were sold, resulting in a net realized gain of $1,384, which is being amortized over the related debt.

      During the years ended December 31, 2000, 1999 and 1998, the Operating Partnership refinanced various mortgages and incurred a loss on the early extinguishment of debt of $119, $214 and $4,718 related to the write off of the unamortized mortgage loan fees and prepayment penalties.

(10)  Lines of Credit

      The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount $150,000. The first line, in the amount of $120,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership corporate ratings, if any, and leverage rating, which has been priced at LIBOR + 1.15% during 2000 and 1999. As of December 31, 2000 and 1999, the interest rate was approximately 7.9% and 7.0%, respectively. As of December 31, 2000 and 1999, the Operating Partnership had $86,469 and $10,500 outstanding on this line of credit, respectively. A second line of credit in the amount of $30,000 matures in September 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. As of December 31, 2000 and 1999, the Operating Partnership had $7,000 and $0 outstanding on this line of credit, respectively. The Operating Partnership had no outstanding letters of credit as of December 31, 2000. As of December 31, 2000, the 30- day LIBOR rate was approximately 6.7%.

      The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


(11)  Leasing Activity

      Rental revenues of the Operating Partnership include revenues received from its majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of 3 to 12 months). Due to the short-term nature of the leases, future minimum rental activity is not disclosed by the Operating Partnership.

(12)  Fair Value of Financial Instruments

      Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 2000 and 1999, because interest rates and yields and other terms for these instruments are consistent with yields currently available to the Operating Partnership for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable, other liabilities and dividends payable approximate fair value as of December 31, 2000 and 1999 due to the short-term maturity of these instruments.

(13)  Segment Information

      In accordance with FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, the Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located, Northern California, Southern California, and the Pacific Northwest.

      Nonsegment revenues and net operating income included in the following schedule consists of revenue generated from the two commercial properties. Also excluded from segment revenues is interest and other corporate income. Other nonsegment assets include investments, real estate under development, cash, receivables, other assets and deferred charges.

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

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2000, 1999 and 1998:

                                                                                            Year ended
                                                                            ---------------------------------------
                                                                                2000           1999          1998
                                                                            -----------    -----------    ---------
     Revenues:
     Northern California                                                  $     57,998   $     46,960   $   42,078
     Southern California                                                        68,246         58,371       45,252
     Pacific Northwest                                                          41,527         33,316       32,137
                                                                            -----------    -----------    ---------
          Total segment revenues                                                167,771        138,647      119,467

     Nonsegment property revenues                                                    --          1,780        2,575
     Interest and other income                                                   10,969          5,618        3,217
                                                                            -----------    -----------    ---------
          Total revenues                                                   $    178,740   $    146,045   $  125,259
                                                                            ===========    ===========    =========
     Net operating income:
     Northern California                                                  $     44,960   $     35,962   $   31,681
     Southern California                                                        47,168         40,122       29,758
     Pacific Northwest                                                          28,953         22,284       21,138
                                                                            -----------    -----------    ---------
          Total segment net operating income                                    121,081         98,368       82,577

     Nonsegment net operating income                                                 --            353        1,532
     Interest and other income                                                   10,969          5,618        3,217
     Depreciation and amortization                                              (30,765)       (26,150)     (21,948)
     Interest                                                                   (30,384)       (21,268)     (19,374)
     Amortization of deferred financing costs                                      (639)          (566)        (718)
     General and administrative                                                  (6,062)        (4,263)      (3,765)
     Provision for litigation loss                                                   --             --         (930)
                                                                            -----------    -----------    ---------
          Income before gain on the sales of real estate, minority
          interests, and extraordinary item                               $     64,200   $     52,092   $   40,591
                                                                            ===========    ===========    =========
     Assets:
     Northern California                                                  $    284,773   $    216,946   $  241,676
     Southern California                                                       478,835        415,374      355,077
     Pacific Northwest                                                         268,235        195,011      198,761
                                                                            -----------    -----------    ---------
          Total segment net real estate assets                                1,031,843        827,331      795,514

     Nonsegment net real estate assets                                            5,066          5,140       16,661
                                                                            -----------    -----------    ---------
          Net real estate assets                                              1,036,909        832,471      812,175
     Nonsegment assets                                                          244,940        229,842      119,621
                                                                            -----------    -----------    ---------
          Total assets                                                     $  1,281,849   $  1,062,313   $  931,796
                                                                            ===========    ===========    =========

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


(14)  Quarterly Results of Operations (Unaudited)

      The following is a summary of quarterly results of operations for 2000 and 1999:

                                              Quarter ended    Quarter ended   Quarter ended    Quarter ended
                                               December 31      September 30      June 30          March 31
                                              --------------  --------------  ---------------   -------------
2000:
 Total revenues before gain on the
   sales of real estate                       $      49,934   $       47,358  $        42,412   $      39,536
 Gain on the sales of real estate             $          --   $           --  $            --   $       4,022
                                               ============    =============   ==============    ============
      Extraordinary item                      $        (119)  $           --  $            --   $          --
                                               ============    =============   ==============    ============
      Net income                              $      16,825   $       15,924  $        16,038   $      18,944
                                               ============    =============   ==============    ============
 Per unit data:
   Net income:
    Basic                                     $        0.60   $         0.56  $          0.56   $        0.70
                                               ============    =============   ==============    ============
    Diluted                                   $        0.60   $         0.54  $          0.55   $        0.69
                                               ============    =============   ==============    ============
1999:
 Total revenues before gain on the
   sales of real estate                       $      39,512   $       37,745  $        34,898   $      33,890
 Gain on the sales of real estate             $       4,816   $        4,708  $            --   $          --
                                               ============    =============   ==============    ============
      Extraordinary item                      $        (124)  $           --  $           (90)  $          --
                                               ============    =============   ==============    ============
      Net income                              $      19,271   $       17,962  $        12,076   $      11,544
                                               ============    =============   ==============    ============
 Per unit data:
   Net income:
    Basic                                     $        0.73   $         0.72  $          0.51   $        0.46
                                               ============    =============   ==============    ============
    Diluted                                   $        0.70   $         0.71  $          0.50   $        0.46
                                               ============    =============   ==============    ============

(15)  401(k) Plan

      The Operating Partnership has a 401(k) pension plan (the Plan) for all full- time employees who have completed one year of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for nonhighly compensated personnel, up to 50% of their compensation to a maximum of five hundred dollars (per individual) per year. Operating Partnership contributions to the Plan were approximately $98, $58 and $46 for the years ended December 31, 2000, 1999 and 1998.

(16)  Commitments and Contingencies

      The Operating Partnership had no outstanding letters of credit relating to financing and development transactions as of December 31, 2000.


                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)

      In conjunction with an acquisition of a property by the Operating Partnership in 2000, the Operating Partnership has guaranteed on behalf of the seller $13,260 on a $44,200 loan secured by another property owned by the seller (a 413-unit apartment complex in Herndon, Virginia). The guarantee expires no later than February 2002.

      The Operating Partnership is developing five multifamily residential projects, which are anticipated to have an aggregate of approximately 1,349 multifamily units. The Operating Partnership expects that such projects will be completed during the next two years. In connection with these projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2000, the Operating Partnership is committed to fund approximately $108,600 relating to these projects.

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

                                                                     (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999, and 1998

              (Dollars in thousands, except for per share amounts)


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

                             ESSEX PORTFOLIO, L.P.

                   Real Estate and Accumulated Depreciation

                               December 31, 2000
                            (Dollars in thousands)

                                                                                                                       Costs
                                                                                          Initial cost              capitalized
                                                                                 -----------------------------
                                                                                                 Buildings and     subsequent to
        Property                     Units        Location         Encumbrance      Land          improvements      acquisition
---------------------------------    -----   -------------------   -----------   -----------     -------------     -------------
Encumbered multifamily properties

   Summerhill Park                   100     Sunnyvale, CA         $             $     2,654     $       4,918     $         502
   Oak Pointe                        390     Sunnyvale, CA                             4,842            19,776             5,077
   Summerhill Commons                184     Newark, CA                                1,608             7,582               922
   Pathways                          296     Long Beach, CA                            4,083            16,757             7,962
   Stevenson Place (The Apple)       200     Fremont, CA                                 996             5,582             6,041
   Foothill Commons                  360     Bellevue, WA                              2,435             9,821             2,812
   Woodland Commons                  236     Bellevue, WA                              2,040             8,727             1,692
   Palisades                         192     Bellevue, WA                              1,560             6,242             1,659
                                                                   -----------   -----------     -------------     -------------
                                                                       100,000        20,218            79,405            26,667
                                                                   -----------   -----------     -------------     -------------
   Wharfside Pointe                  142     Seattle, WA                               2,245             7,020               848
   Emerald Ridge                     180     Bellevue, WA                              3,449             7,801               815
   Sammamish View                    153     Bellevue, WA                              3,324             7,501               675
                                                                   -----------   -----------     -------------     -------------
                                                                        18,858         9,018            22,322             2,338
                                                                   -----------   -----------     -------------     -------------
   Brighton Ridge                    264     Renton, WA                                2,623            10,800               958
   Landmark                          285     Hillsboro, OR                             3,655            14,200               900
   Eastridge                         188     San Ramon, CA                             6,068            13,628               388
                                                                   -----------   -----------     -------------     -------------
                                                                        27,125        12,346            38,628             2,246
                                                                   -----------   -----------     -------------     -------------
   Fountain Court                    320     Bellevue, WA                              6,702            27,306                35
   Hillcrest Park(Mirabella)         608     Newbury Park, CA                         15,318            40,601             5,088
   Hillsborough Park                 235     La Habra, CA                              6,291            15,455                51
                                                                   -----------   -----------     -------------     -------------
                                                                        80,000        28,311            83,362             5,174
                                                                   -----------   -----------     -------------     -------------
   The Shores                        462     San Ramon, CA                            12,105            18,252            14,688
   Waterford                         238     San Jose, CA                             11,808            24,500               245
                                                                   -----------   -----------     -------------     -------------
                                                                        60,000        23,913            42,752            14,933
                                                                   -----------   -----------     -------------     -------------
   Bridle Trails                      92     Kirkland, WA                4,147         1,500             5,930               172
   Bunker Hill Towers                456     Los Angeles, CA            17,919        11,498            27,871               511
   Camarillo Oaks                    564     Camarillo, CA              27,685        10,953            25,254             3,480
   Evergreen Heights                 200     Kirkland, WA                8,737         3,566            13,395               484
   Hampton Park (Columbus)            83     Glendale, CA                4,497         2,407             5,672             1,195
   Hampton Place (Lorraine)          132     Glendale, CA                8,316         4,288            11,081             1,124
   Huntington Breakers               342     Huntington Beach, CA       23,179         9,306            22,720             1,219
   Inglenook Court                   224     Bothell, WA                 8,300         3,467             7,881             1,478
   Jackson School Village            200     Hillsboro, OR               9,261         2,588            10,452               342
   Maple Leaf                         48     Seattle, WA                 2,026           805             3,283                80
   Mariners Palce                    105     Oxnard, CA                  4,289         1,555             6,103                13
   Meadowood                         320     Simi Valley, CA            16,770         7,852            18,592             1,009
   Monterra del Rey (Glenbrook)       84     Pasadena, CA                4,426         2,312             4,923             1,105
   Monterra del Sol (Euclid)          85     Pasadena, CA                2,852         2,202             4,794             1,813
   Spring Lake                        69     Seattle, WA                 2,219           838             3,399                92
   Stonehedge Village                196     Bothell, WA                 8,966         3,167            12,603               521
   The Bluffs                        224     San Diego, CA               8,251         3,405             7,743               229
   The Carlyle                       132     San Jose, CA               18,224         3,954            15,277                48
   Treetops                          172     Fremont, CA                 9,800         3,520             8,182             1,012
   Wandering Creek                   156     Kent, WA                    5,300         1,285             4,980             1,029
   Wilshire Promenade                128     Fullerton, CA               7,574         3,118             7,385               375
   Windsor Ridge                     216     Sunnyvale, CA              13,345         4,017            10,315               692
                                                                   -----------   -----------     -------------     -------------
                                                                       216,083       181,409           504,304            69,381
                                                                   -----------   -----------     -------------     -------------

                                                     Gross amount
                                               carried at close of period                                                Depreciable
                                     ------------------------------------------
                                       Land and      Buildings and                 Accumulated   Date of        Date        lives
        Property                     improvements     improvements    Total(1)    depreciation  construction  acquired     (years)
---------------------------------    ------------    -------------   ----------   ------------  ------------  --------   -----------
Encumbered multifamily properties

   Summerhill Park                   $      2,655    $       5,419   $    8,074   $      2,040      1988        9/88         3-40
   Oak Pointe                               4,845           24,850       29,695         11,668      1973       12/88         3-30
   Summerhill Commons                       1,523            8,589       10,112          3,223      1987        7/87         3-40
   Pathways                                 6,236           22,566       28,802          6,343      1975        2/91         3-30
   Stevenson Place (The Apple)              1,000           11,619       12,619          4,949      1971        4/82         3-30
   Foothill Commons                         2,438           12,630       15,068          5,633      1978        3/90         3-30
   Woodland Commons                         2,042           10,417       12,459          4,376      1978        3/90         3-30
   Palisades                                1,562            7,899        9,461          3,829  1969/1977 (2)   5/90         3-30
                                     ------------    -------------   ----------   ------------
                                           22,301          103,989      126,290         42,061
                                     ------------    -------------   ----------   ------------
   Wharfside Pointe                         2,253            7,860       10,113          2,017      1990        6/94         3-30
   Emerald Ridge                            3,447            8,618       12,065          2,111      1987       11/94         3-30
   Sammamish View                           3,329            8,171       11,500          1,882      1986       11/94         3-30
                                     ------------    -------------   ----------   ------------
                                            9,029           24,649       33,678          6,010
                                     ------------    -------------   ----------   ------------
   Brighton Ridge                           2,654           11,727       14,381          1,435      1986       12/96         3-30
   Landmark                                 3,697           15,058       18,755          2,250      1990       08/96         3-30
   Eastridge                                6,089           13,995       20,084          2,054      1988       08/96         3-30
                                     ------------    -------------   ----------   ------------
                                           12,440           40,780       53,220          5,739
                                     ------------    -------------   ----------   ------------
   Fountain Court                           6,702           27,341       34,043            690      2000        3/00         3-30
   Hillcrest Park(Mirabella)               15,750           45,257       61,007          4,193      1973        3/98         3-30
   Hillsborough Park                        6,267           15,530       21,797            929      1999       09/99         3-30
                                     ------------    -------------   ----------   ------------
                                           28,719           88,128      116,847          5,812
                                     ------------    -------------   ----------   ------------
   The Shores                              12,555           32,490       45,045          2,883      1988       01/97         3-30
   Waterford                               11,910           24,643       36,553            408      2000        6/00         3-30
                                     ------------    -------------   ----------   ------------
                                           24,465           57,133       81,598          3,291
                                     ------------    -------------   ----------   ------------
   Bridle Trails                            1,529            6,073        7,602            679      1986       10/97         3-30
   Bunker Hill Towers                      11,631           28,249       39,880          2,694      1968        3/98         3-30
   Camarillo Oaks                          11,015           28,672       39,687          3,655      1985       07/96         3-30
   Evergreen Heights                        3,643           13,802       17,445          1,668      1990       06/97         3-30
   Hampton Park (Columbus)                  2,410            6,864        9,274            354      1974       06/99         3-30
   Hampton Place (Lorraine)                 4,291           12,202       16,493            624      1970       06/99         3-30
   Huntington Breakers                      9,312           23,933       33,245          2,581      1984       10/97         3-30
   Inglenook Court                          3,472            9,354       12,826          3,059      1985       10/94         3-30
   Jackson School Village                   2,690           10,692       13,382             87      1996        9/00         3-30
   Maple Leaf                                 825            3,343        4,168            363      1986       10/97         3-30
   Mariners Palce                           1,555            6,116        7,671            118      1987        5/00         3-30
   Meadowood                                7,895           19,558       27,453          2,867      1986       11/96         3-30
   Monterra del Rey (Glenbrook)             2,430            5,910        8,340            310      1972       04/99         3-30
   Monterra del Sol (Euclid)                2,377            6,432        8,809            305      1972       04/99         3-30
   Spring Lake                                857            3,472        4,329            368      1986       10/97         3-30
   Stonehedge Village                       3,196           13,095       16,291            918      1986       10/97         3-30
   The Bluffs                               3,439            7,938       11,377            954      1974       06/97         3-30
   The Carlyle                              4,002           15,277       19,279            329      2000        4/00         3-30
   Treetops                                 3,576            9,138       12,714          1,617      1978       01/96         3-30
   Wandering Creek                          1,296            5,998        7,294          1,252      1986       11/95         3-30
   Wilshire Promenade                       3,140            7,738       10,878          1,079      1992       01/97         3-30
   Windsor Ridge                            4,019           11,005       15,024          3,549      1989       03/89         3-40
                                     ------------    -------------   ----------   ------------
                                          185,554          569,540      755,094         92,343
                                     ------------    -------------   ----------   ------------

                                                                     (Continued)

                  ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

                   Real Estate and Accumulated Depreciation

                               December 31, 1999
                            (Dollars in thousands)

                                                                                                                  Costs
                                                                                          Initial cost         capitalized
                                                                                    ------------------------
                                                                                              Buildings and    subsequent to
               Property                  Units      Location          Encumbrance     Land    improvements      acquisition
--------------------------------------   -----    ---------------     -----------   --------  -------------    --------------
Unencumbered multifamily properties

   Avondale at Warner Center              446     Woodland Hills, CA  $            $  10,536    $  24,522       $    992
   Bristol Commons                        188     Sunnyvale, CA                        5,278       11,853            962
   Castle Creek                           216     Newcastle, WA                        4,149       16,028            782
   City Heights (3)                        --     Los Angeles, CA                      9,655           --             --
   El Encanto                             116     Tustin, CA                           2,057        8,200            819
   Fairway (4)                             74     Newport Beach, CA                     --          7,850            375
   Foothill/Twincreeks                    176     San Ramon, CA                        5,875       13,992            977
   Kings Road                             196     Los Angeles, CA                      4,023        9,527            315
   Linden Square                          183     Seattle, WA                          4,374       11,588            203
   Marina Cove (5)                        292     Santa Clara, CA                      5,320       16,431          1,794
   Meadows @ Cascade                      198     Vancouver, WA                        2,261        9,070            881
   Mirabella                              188     Marina Del Rey, CA                   6,180       26,673             69
   Park Place/
       Windsor Court/Cochran              176     Los Angeles, CA                      4,965       11,806            335
   Plumtree                               140     Santa Clara, CA                      3,090        7,421            655
   Rosebeach                              174     La Mirada, CA                        2,493        9,360             21
   Salmon Run                             132     Bothell, WA                          3,717       11,483             27
   Tara Village                           168     Tarzana, CA                          3,178        7,535            629
   The Laurels                            164     Mill Creek, WA                       1,559        6,430            406
   The Village                            122     Oxnard, CA                           2,349        5,579            236
   Trabucco Villas                        132     Lake Forest, CA                      3,638        8,640            522
   Villa Scandia                          118     Ventura, CA                          1,570        3,912            212
   Village @ Cascade                      192     Vancouver, WA                        2,103        8,753            206
   Wimbledon Woods                        560     Hayward, CA                          9,883       37,670            949
   Monterra del Mar (Windsor Terrace)     122     Pasadena, CA                         2,188        5,263          3,443
   Vista Point (3) (7)                     --     Anaheim, CA                             --           --             --
                                        -----                         ---------    ---------    ---------       --------
                                       13,734                         $ 502,066      281,850    $ 783,890         85,191
                                       ======                         ---------    ---------    ---------       --------
Commercial properties

   925 East Meadow (6)                            Palo Alto, CA              --        1,401        3,172            904
                                                                      ---------    ---------    ---------       --------

Total multifamily and commercial properties                           $ 502,066    $ 283,251    $ 787,062       $ 86,095
                                                                      =========    =========    =========       ========
                                                      Gross amount
                                               carried at close of period                                                Depreciable
                                        ----------------------------------------
                                          Land and     Buildings and                Accumulated     Date of      Date       lives
               Property                 improvements   improvements     Total(1)   depreciation  construction  acquired    (years)
--------------------------------------  ------------   ------------    ---------   ------------  ------------  --------  -----------
Unencumbered multifamily properties

   Avondale at Warner Center              $ 10,561     $   25,489      $   36,050   $  1,173          1989       01/97      3-30
   Bristol Commons                           5,282         12,811          18,093      1,671          1989       01/97      3-30
   Castle Creek                              4,815         16,144          20,959      1,229          1997       12/97      3-30
   City Heights (3)                          9,655             --           9,655         --          1968       12/00        --
   El Encanto                                2,060          9,016          11,076        122          1969        8/00      3-30
   Fairway (4)                                  --          8,225           8,225        414          1972       06/99      3-30
   Foothill/Twincreeks                       5,938         14,906          20,844      1,923          1985       02/97      3-30
   Kings Road                                4,028          9,837          13,865      1,179          1979       06/97      3-30
   Linden Square                             4,192         11,973          16,165        201          1994        6/00      3-30
   Marina Cove (5)                           5,319         18,226          23,545      4,624          1974        6/94      3-30
   Meadows @ Cascade                         2,334          9,878          12,212      1,066          1988       11/97      3-30
   Mirabella                                 6,193         26,729          32,922        526          2000        5/00      3-30
   Park Place/
       Windsor Court/Cochran                 5,014         12,092          17,106      1,064          1988       08/97      3-30
   Plumtree                                  3,089          8,077          11,166      2,055          1975        2/94      3-30
   Rosebeach                                 2,495          9,379          11,874         78          1970        9/00      3-30
   Salmon Run                                3,729         11,498          15,227         64          2000       10/00      3-30
   Tara Village                              3,210          8,132          11,342      1,099          1972       01/97      3-30
   The Laurels                               1,593          6,802           8,395        893          1981       12/96      3-30
   The Village                               2,391          5,773           8,164        708          1974       07/97      3-30
   Trabucco Villas                           3,841          8,959          12,800        962          1985       10/97      3-30
   Villa Scandia                             1,590          4,104           5,694        530          1971       06/97      3-30
   Village @ Cascade                         2,149          8,913          11,062        911          1995       12/97      3-30
   Wimbledon Woods                          10,344         38,158          48,502      3,589          1975        3/98      3-30
   Monterra del Mar (Windsor Terrace)        2,655          8,239          10,894        663          1972       09/97      3-30
   Vista Point (3) (7)                          --             --              --         --          1968       07/85        --
                                          --------     ----------      ----------   --------
                                           288,031        862,900       1,150,931    119,087
                                          --------     ----------      ----------   --------
Commercial properties

   925 East Meadow (6)                       1,765          3,712           5,477        412          1984      11/97       3-30
                                          --------     ----------      ----------   --------
Total multifamily and commercial
properties                                $289,796     $  866,612      $1,156,408   $119,499
                                          ========     ==========      ==========   ========

(1) The aggregate cost for federal income tax purposes is $884,336,807.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4) The land is leased pursuant to a ground lease expiring 2027.
(5) A portion of land is leased pursuant to a ground lease expiring in 2028.
(6) Total rentable square footage of 17,404
(7) The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.

A summary of activity for real estate and accumulated depreciation is as follows:

                                                      2000         1999         1998
                                                    --------     --------     --------
             Real estate:
                 Balance at beginning of year       $  929,076   $ 889,964    $ 730,987
                 Improvements                           18,348       5,554       12,200
                 Acquisition of real estate            238,938     193,634      169,934
                 Disposition of real estate            (29,954)   (160,076)     (23,157)
                                                    ----------   ---------    ---------
                 Balance at end of year             $1,156,408   $ 929,076    $ 889,964
                                                    ==========   =========    =========
                                                        2000        1999         1998
                                                      --------    --------     --------
             Accumulated depreciation:
                Balance at beginning of year          $ 96,605    $ 77,789     $ 58,040
                Dispositions                            (7,871)     (7,334)      (2,183)
                Depreciation expense - Acquisitions      2,626       1,377        2,888
                Depreciation expense                    28,139      24,773       19,044
                                                      --------    --------     --------
                Balance at end of year                $119,499    $ 96,605       77,789
                                                      ========    ========     ========

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------
    3.1           Articles of Amendment and Restatement of Essex dated June 22, 1995,                   --
                  attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended June 30, 1995, and incorporated herein by reference.

    3.2           Articles Supplementary of Essex Property Trust, Inc. for the 8.75%                    --
                  Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

    3.3           First Amendment to Articles of Amendment and Restatement of Essex                     --
                  Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

    3.4           Certificate of Correction to Exhibit 3.2 dated December 20, 1996                      (1)

    3.5           Amended and Restated Bylaws of Essex Property Trust, Inc., attached as                --
                  Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August
                  13, 1996, and incorporated herein by reference.

    3.6           Certificate of Amendment of the Bylaws of Essex Property Trust, Inc.,                 (1)
                  dated December 17, 1996.

    3.7           Articles Supplementary reclassifying 2,000,000 shares of Common Stock                 --
                  as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred
                  Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March
                  3, 1998, and incorporated herein by reference.

    3.8           Articles Supplementary reclassifying 500,000 shares of Common Stock as                (2)
                  500,000 shares of 9-1/8% Series C Cumulative Redeemable Preferred
                  Stock, filed with the State of Maryland on November 25, 1998.

    3.9           Certificate of Correction to Exhibit 3.2 dated February 12, 1999.                     (2)

   3.10           Articles Supplementary reclassifying 6,617,822 shares of Common Stock                 --
                  as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as
                  Exhibit 4.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

   3.11           Articles Supplementary reclassifying 2,000,000 shares of Common                       --

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------
                  Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable
                  Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended
                  June 30, 1999 and incorporated herein by reference.

   3.12           Articles Supplementary reclassifying 2,200,000 shares of Common Stock                 --
                  as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred
                  Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September
                  30, 1999 and incorporated herein by reference.

   3.13           Certificate of Correction to Articles Supplementary reclassifying                     --
                  2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D
                  Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the
                  Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

   3.14           Certificate of Amendment of the Bylaws of Essex Property Trust, Inc.                  --
                  dated February 14, 2000, attached as Exhibit 3.2 to the Company's Form
                  10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

    4.1            Rights Agreement, dated as of November 11, 1998, between Essex Property               --
                   Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company's Registration
                   Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.

   10.1            Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and                    --
                   restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

   10.2            First Amended and Restated Agreement of Limited Partnership of Essex                  --
                   Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly
                   Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

   10.3            First Amendment to the First Amended and Restated Agreement of Limited                --
                   Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K , filed
                   March 3, 1998, and incorporated herein by reference.

   10.4            Second Amendment to the First Amended and Restated Agreement of Limited               --
                   Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as
                   Exhibit 10.1 to the Company's Current Report on Form 8-K,

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------
                  filed April 23, 1998, and incorporated herein by reference.

   10.5           Third Amendment to the First Amended and Restated Agreement of Limited                (2)
                  Partnership of Essex Portfolio, L.P. dated November 24, 1998.

   10.6           Fourth Amendment to the First Amended and Restated Agreement of Limited               --
                  Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as
                  Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

   10.7           Fifth Amendment to the First Amended and Restated Agreement of Limited                --
                  Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended September
                  30, 1999 and incorporated herein by reference.

   10.8           Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock               --
                  Incentive Plan, attached as Exhibit 10.3 to the Company's Registration
                  Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

   10.9           Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan,                 --
                  attached as Exhibit 10.4 to the Company's Registration Statement on
                  Form S-11 (RegistrationNo. 33-76578), which became effective on June 6,
                  1994, and incorporated herein by reference.

  10.10           Form of Non-Competition Agreement between Essex and each of Keith R.                  --
                  Guericke and George M. Marcus, attached as Exhibit 10.5 to the
                  Company's Registration Statement on Form S-11 (Registration No.
                  33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.11           Termination of Non-Compete Agreement between Essex Property Trust, Inc.               --
                  and George M. Marcus attached as Exhibit 10.9 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

  10.12           Contribution Agreement by and among Essex, the Operating Partnership                  --
                  and the Limited Partners in the Operating Partnership, attached as
                  Exhibit 10.6 to the Company's Registration Statement on Form S-11
                  (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.13           Form of Indemnification Agreement between Essex and its directors and                 --
                  officers, attached as Exhibit 10.7 to the Company's Registration

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------
                  Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.14           First Amendment to Investor Rights Agreement dated July 1, 1996 by and                --
                  between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed
                  August 13, 1996, and incorporated herein by reference.

  10.15           Agreement by and among M&M, M&M REIBC and the Operating Partnership and               --
                  Essex regarding Stock Options attached as Exhibit 10.14 to the
                  Company's Registration Statement on Form S-11 (Registration No.
                  33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.16           Co-Brokerage Agreement by and among Essex, the Operating Partnership,                 --
                  M&M REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Registration No.
                  33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.17           General Partnership Agreement of Essex Washington Interest Partners                   --
                  attached as Exhibit 10.16 to the Company's Registration Statement on
                  Form S-11 (Registration No.33-76578), which became effective on June 6,
                  1994, and incorporated herein by reference.

  10.18           Form of Management Agreement between the Operating Partnership and                    --
                  Essex Management Corporation regarding the retail Properties attached as Exhibit 10.18 to the Company's Registration Statement on Form S-11
                  (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.19           Form of Investor Rights Agreement between Essex and the Limited Partner               --
                  of the Operating Partnership attached as Exhibit 10.26 to the Company's
                  Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

  10.20           Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1               --
                  to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1997, and incorporated herein by reference.

  10.21           Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2                 --
                  to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1997, and incorporated herein by reference.  (Same form was used for 1998 and 1999 agreements.)

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------
  10.22           Replacement Promissory Note (April 15, 1996) and Pledge Agreement for                 --
                  Mr. Guericke, attached as Exhibit 10.3 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

  10.23           Promissory Note (December 31, 1996) and Pledge Agreement for Mr.                      --
                  Guericke, attached as Exhibit 10.4 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

  10.24           Replacement Promissory Note (April 30, 1996) and Pledge Agreement for                 --
                  Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

  10.25           Promissory Note (December 31, 1996) and Pledge Agreement for Mr.                      --
                  Schall, attached as Exhibit 10.6 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

  10.26           First Amended and Restated Agreement of Limited Partnership of Western-               --
                  Highridge I Investors, effective as of May 13, 1997, attached as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1997, and incorporated herein by reference.

  10.27           Registration Rights Agreement, effective as of May 13, 1997, by and                   --
                  between the Company and the limited partners of Western-Highridge I
                  Investors, Irvington Square Associates, Western-Palo Alto II Investors,
                  Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1997, and incorporated herein by reference.

  10.28           $100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex                 --
                  Morgan Funding Corporation, attached as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

  10.29           Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of
                  America and other banks as specified therein, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

   12.1           Schedule of Computation of Ratio of Earnings to Fixed Charges and                     --
                  Preferred Stock Dividends.

  Exhibit No.                                     Document                                       Page
----------------  ------------------------------------------------------------------------  ---------------

   21.1           List of Subsidiaries of Essex Portfolio L.P.                                          --

   23.1           Consent of Independent Public Accountants.                                            --

________________

(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.