Form 10-Q
period 2001-03-31
ESSEX PORTFOLIO LP
filed 2001-05-14
CIK 1053059

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                               TABLE OF CONTENTS
                                   FORM 10-Q


                     Part I                                             Page No.
                                                                        -------

Item 1  Financial Statements (Unaudited)                                     3

        Consolidated Balance Sheets as of March 31, 2001
        and December 31, 2000                                                4

        Consolidated Statements of Operations for the three months
        ended March 31, 2001 and 2000                                        5

        Consolidated Statements of Partners' Capital
        for the three months ended March 31, 2001
        and the year ended December 31, 2000                                 6

        Condensed Consolidated Statements of Cash Flows
        for the three months ended March 31, 2001 and 2000                   7

        Notes to Consolidated Financial Statements                           8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 14

Item 3  Quantitative and Qualitative Disclosure About Market Risk           20


                     Part II

Item 2  Changes in Securities and Use of Proceeds                           21

Item 6  Exhibits and Reports on Form 8-K                                    21

        Signatures                                                          22

Part I  Financial Information
        ---------------------


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

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)


                                                                      March 31,                December 31,
                       Assets                                           2001                      2000
                       ------                                    -------------------      ----------------------
Real estate:
    Rental properties:
          Land and land improvements                               $         287,842        $            289,796
          Buildings and improvements                                         862,242                     866,612
                                                                 -------------------      ----------------------
                                                                           1,150,084                   1,156,408
          Less accumulated depreciation                                     (128,325)                   (119,499)
                                                                 -------------------      ----------------------
                                                                           1,021,759                   1,036,909
    Investments                                                               69,751                      65,703
    Real estate under development                                             50,678                      38,231
                                                                 -------------------      ----------------------
                                                                           1,142,188                   1,140,843

Cash and cash equivalents-unrestricted                                        11,827                       6,600
Cash and cash equivalents-restricted                                          18,430                      18,965
Notes receivable from investees and other related parties                     66,971                      77,081
Notes and other receivables                                                   26,487                      24,062
Prepaid expenses and other assets                                              6,492                       7,654
Deferred charges, net                                                          6,638                       6,644
                                                                 -------------------      ----------------------
                                                                   $       1,279,033        $          1,281,849
                                                                 ===================      ======================

                        Liabilities and Partners' Capital
                        ---------------------------------

Mortgage notes payable                                             $         539,171        $            502,066
Lines of credit                                                               44,733                      93,469
Accounts payable and accrued liabilities                                      26,873                      30,430
Distributions payable                                                         16,495                      14,538
Other liabilities                                                              6,375                       6,539
Deferred gain                                                                  5,002                       5,002
                                                                 -------------------      ----------------------

                 Total liabilities                                           638,649                     652,044

Minority interests                                                             6,337                         364

Partners' capital:
    General Partner:
      Common equity                                                          390,796                     391,675
      Preferred equity                                                             -                           -
                                                                 -------------------      ----------------------
                                                                             390,796                     391,675
    Limited Partners:
      Common equity                                                           38,761                      33,276
      Preferred equity                                                       204,490                     204,490
                                                                 -------------------      ----------------------
                                                                             243,251                     237,766
                                                                 -------------------      ----------------------
                 Total partners' capital                                     634,047                     629,441
                                                                 -------------------      ----------------------
                 Total liabilities and partners' capital           $       1,279,033        $          1,281,849
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

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                                 Three months ended
                                                                     -------------------------------------------------
                                                                           March 31,                  March 31,
                                                                             2001                       2000
                                                                     ----------------------      ---------------------
Revenues:
    Rental                                                             $             44,591        $            36,846
    Other property                                                                    1,459                        954
                                                                     ----------------------      ---------------------
                    Total property                                                   46,050                     37,800
    Interest and other                                                                4,060                      1,736
                                                                     ----------------------      ---------------------
                    Total revenues                                                   50,110                     39,536
                                                                     ----------------------      ---------------------

Expenses:
    Property operating expenses
                    Maintenance and repairs                                           2,741                      2,151
                    Real estate taxes                                                 3,081                      2,598
                    Utilities                                                         2,489                      2,056
                    Administrative                                                    3,623                      3,332
                    Advertising                                                         710                        497
                    Insurance                                                           262                        221
                    Depreciation and amortization                                     8,826                      6,667
                                                                     ----------------------      ---------------------
                                                                                     21,732                     17,522

    Interest                                                                          9,424                      5,808
    Amortization of deferred financing costs                                            160                        159
    General and administrative                                                        1,874                      1,125
                                                                     ----------------------      ---------------------
                    Total expenses                                                   33,190                     24,614
                                                                     ----------------------      ---------------------
                    Income before gain on the sales of real estate
                    and minority interests                                           16,920                     14,922

    Gain on the sales of real estate                                                      -                      4,022
                                                                     ----------------------      ---------------------
                    Income before minority interests                                 16,920                     18,944

    Minority interests                                                                  (25)                      (146)
                                                                     ----------------------      ---------------------
                    Net income                                                       16,895                     18,798


    Dividends on preferred units-general partner                                          -                       (117)
    Dividends on preferred units-limited partner                                     (4,580)                    (4,580)
                                                                     ----------------------      ---------------------
                    Net income available to common units               $             12,315        $            14,101
                                                                     ======================      =====================

Per operating partnership unit data:
    Basic:
                    Net income                                         $               0.60        $              0.70
                                                                     ======================      =====================
                    Weighted average number of partnership
                    units outstanding during the period                          20,539,690                 20,146,833
                                                                     ======================      =====================
    Diluted:
                    Net income                                         $               0.59        $              0.69
                                                                     ======================      =====================

                    Weighted average number of partnership
                    units outstanding during the period                          20,922,186                 20,578,898
                                                                     ======================      =====================
    Distributions per Operating Partnership common unit                $               0.70        $              0.55
                                                                     ======================      =====================


  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                 Consolidated Statements of Partners' Capital
               For the three months ended March 31, 2001 and the
                         year ended December 31, 2000
                                  (Unaudited)
                       (Dollars and units in thousands)


                                              General Partner                             Limited Partners
                                   -----------------------------------------     ------------------------------------
                                                                  Preferred                                 Preferred
                                       Common Equity                Equity          Common Equity             Equity
                                   ----------------------         ---------      -------------------        ---------
                                    Units         Amount            Amount       Units       Amount           Amount        Total
                                   ------        --------         ---------      -----       -------        ---------     --------
Balances at December 31,
     1999                          18,050        $383,379           $4,314       2,082       $31,420         $204,490     $623,603
                                   ------        --------           ------       -----       -------         --------     --------
S
Contribution-net proceeds
     from options exercised           156           3,344                -           -             -                -        3,344
Common units issued from
     conversion of Convertible
     Preferred Stock                  211           4,314           (4,314)          -             -                -            -
Redemption of limited partner
     common units                       -               -                -         (12)         (555)               -         (555)

Issuance of limited partner
     common units                       -               -                -          59         2,365                -        2,365
Net income                              -          44,105              245           -         5,062           18,319       67,731
Partners' distributions                 -         (43,467)            (245)          -        (5,016)         (18,319)     (67,047)
                                   ------        --------           ------       -----       -------         --------     --------

Balances at December 31,
     2000                          18,417         391,675                -       2,129        33,276          204,490      629,441

Contribution-net proceeds
     from options exercised            39             990                -           -             -                -          990
Redemption of limited partner
     common units                       -               -                -         (42)       (2,210)               -       (2,210)

Issuance of limited partner
     common units                       -               -                -         158         8,000                -        8,000
Net income                              -          11,049                -           -         1,266            4,580       16,895
Partners' distributions                 -         (12,918)               -           -        (1,571)          (4,580)     (19,069)
                                   ------        --------           ------       -----       -------         --------     --------

Balances at March 31,
     2001                          18,456        $390,796           $    -       2,245       $38,761         $204,490     $634,047
                                   ======        ========           ======       =====       =======         ========     ========

                             ESSEX PORTFOLIO, L.P.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                    Three months ended
                                                                     -------------------------------------------
                                                                           March 31,                March 31,
                                                                             2001                     2000
                                                                     ------------------        -----------------
Net cash provided by operating activities:                            $          22,877        $          22,032
                                                                     ------------------        -----------------
Cash flows from investing activities:
    Additions to real estate                                                     (8,139)                  (5,548)
    Proceeds received from the disposition of real estate                             -                   31,302
    Proceeds received from contribution of real estate to
    corporate investee                                                           15,987                        -
    Decrease / (increase) in restricted cash                                        535                     (866)
    Additions to notes receivable from investees, other related
       parties and other receivables                                             (6,547)                  (2,000)
    Repayment of notes receivable from investees, other related
       parties and other receivables                                             12,401                    2,036
    Additions to real estate under development                                   (6,447)                  (9,526)
    Net (contribution to) / distributions from investments
     in corporations and limited partnerships                                    (1,325)                    (605)
                                                                     ------------------      -------------------
                    Net cash provided by investing activities                     6,465                   14,793
                                                                     ------------------      -------------------
Cash flows from financing activities:
    Proceeds from mortgage and other notes payable
     and lines of credit                                                         72,000                   17,000
    Repayment of mortgage and other notes payable
     and lines of credit                                                        (83,631)                 (28,191)
    Additions to deferred charges                                                  (154)                       -
    Net proceeds from stock options exercised and shares
     issued through dividend reinvestment plan                                      990                    1,080
    Contributions from minority interest partners                                 6,000                        -
    Distributions to minority interest and limited partners                      (5,879)                  (5,768)
    Redemption of operating partnership units                                    (2,207)                    (164)
    Distributions to general partner                                            (11,234)                 (10,044)
                                                                     ------------------      -------------------
                    Net cash used in financing activities                       (24,115)                 (26,087)
                                                                     ------------------      -------------------
Net (decrease) in cash and cash equivalents                                       5,227                   10,738
Cash and cash equivalents at beginning of period                                  6,600                   12,348
                                                                     ------------------      -------------------
Cash and cash equivalents at end of period                            $          11,827        $          23,086
                                                                     ==================      ===================
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $722 and
     $656 capitalized                                                 $           9,742        $           3,446
                                                                     ==================      ===================
Supplemental disclosure of non-cash investing and
   financing activities:

    Issuance of Operating Partnership Units in
      connection with the purchase of real estate                     $           8,000        $               -
                                                                     ==================      =====================
    Exchange of related party notes receivable for investments        $           8,347        $               -
                                                                     ==================      =====================
    Contribution of real estate in exchange for notes receivable      $           6,571        $               -
                                                                     ==================      =====================
    Consolidation of previously unconsolidated investment             $           6,000        $               -
                                                                     ==================      =====================

    See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)

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

    The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2000.

    The Company is the sole general partner in the Operating Partnership, owning an 89.2%, 89.6% and 89.7% general partnership interest as March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

    As of March 31, 2001, the Operating Partnership operates and has ownership interests in 83 multifamily properties (containing 18,673 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

    All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions
    ------------------------

    (A)  Acquisition Activities
    ---  ----------------------

    On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26,500.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)



    (B)  Development Communities
    ---  -----------------------

    The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2001, the Operating Partnership has ownership interests in six development communities, with an aggregate of 1,673 multifamily units.

    During the first quarter, the Operating Partnership announced one new development community, Parker Ranch, in which the Operating Partnership has entered into a joint venture agreement to develop a 324 unit multifamily community in Simi Valley, California. The Operating Partnership has a 50% partnership interest in this venture.

    In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint ventures, entered into contractual construction related commitments with unrelated third parties. At March 31, 2001, the Operating Partnership, together with its joint venture partners, is committed to fund approximately $102,000 under these commitments.

    (C)  Redevelopment Communities
    ---  -------------------------

    The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2001, the Operating Partnership has ownership interests in four redevelopment communities, which contain an aggregate of 1,632 units with total originally projected investment of $27,343 of which approximately $6,500 remains to be expended.

    (D)  Debt Transactions
    ---  -----------------

    On January 31, 2001 Essex VFGP, Inc. (VFGP), one of the Operating Partnership's corporate investees, entered into three separate long-term non-recourse mortgages totaling $28,530. Each loan is secured by one property. These properties were previously unencumbered. The loans bear interest at fixed rates ranging from 6.945% to 7.090% and are due in February 2011. The properties encumbered were Hunt Club, El Encanto and Rosebeach Apartments. VFGP plans to contribute these properties, together with others, to a joint venture that it is planning to form in the future. The Operating Partnership's investment in these assets is reflected in the Operating Partnership's consolidated financial statements as notes receivable from investees and other related parties and investments.

    On March 12, 2001, the Operating Partnership entered into a $56,000 long-term non-recourse mortgage secured by a previously unencumbered property. The loan bears interest at a fixed rate of 6.76% and is due in March 2011.

    The proceeds from these loans were used to repay a variable rate construction loan (approximately $18,000) and to reduce outstanding balances under the Operating Partnership's unsecured lines of credit.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


    (E) Other Items
    ---------------

    On March 1, 2001 the Operating Partnership purchased Clarewood Office Building, an approximately 39,000 square foot office building in Woodland Hills, California for a contract price of $4,500. The Operating Partnership plans to initially occupy approximately 7,000 square feet. The Operating Partnership's employees that will occupy this space with be certain Southern California property operations, development, redevelopment and accounting personnel. The building has eleven third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet.

    Acquisition and development and redevelopment and other activities for the first quarter of 2001 were funded through the issuance of Operating Partnership interests and financings as noted above and the Operating Partnership's lines of credit.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2001 and 2000 totaled $430 and $233, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

    Other income includes interest income of $901 and $122 for the three months ended March 31, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable investees. Other income also includes management fee income and investment income from the Operating Partnership's investees of $344 and $474 for the three months ended March 31, 2001 and 2000, respectively.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)



   Notes receivables from investees and other related parties as of March 31, 2001 and December 31, 2000 consist of the following:

                                                                             March 31,          December 31,
                                                                           ------------         ------------
                                                                               2001                 2000
                                                                           ------------         ------------
   Notes receivable from joint ventures investees:

     Notes receivable from VFGP L.P.'s, secured,
     bearing interest at 9% - Prime + 3%, due 2001-2010                    $     40,413         $    47,840

     Note receivable from Highridge Apartments, secured,
     bearing interest at 9%, due March 2008                                       1,047                1,047

     Note receivable from Highridge Apartments, secured,
     bearing interest at 10%, due on demand                                       2,950                2,950

     Note receivable from Fidelity 1, secured
     bearing interest at LIBOR = 2.5%, due 2004                                   6,511                5,613

     Receivables from Down REIT entities, noninterest bearing,
     due on demand                                                                    -                8,281
     Receivable from Newport Beach North LLC and Newport Beach
     South LLC, noninterest bearing, due on demand                                2,179                1,753

     Receivable from City Heights LP, noninterest bearing,
     due on demand                                                                  865                  865

     Receivables from VFGP L.P.s, non interest bearing, due on demand             8,422                4,804

   Other related party receivables:

     Loans to officers, secured, bearing interest at 8%, due April 2006             633                  633

     Other related party receivables, substantially due on demand                 3,951                3,295
                                                                           ------------         ------------
                                                                            $    66,971         $     77,081
                                                                           ============         ============

    Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4)  New Accounting Pronouncements
     -----------------------------

     The Operating Partnership has adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of hedging relationship. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The difference between a derivative's previous carrying amount and its fair value is recorded as a transition adjustment, which will be allocated between net income and other comprehensive income based on the entity's strategy for assessing the effectiveness of the hedge.

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)


     During 1996 and 1999, the Operating Partnership purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax exempt variable rate demand bonds. The Operating Partnership has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Operating Partnership determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450,000, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

(5)  Segment Information
     -------------------

     The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Northern California, Southern California and the Pacific Northwest. Excluded from segment revenues are interest and other corporate income. Other non-segment assets include investments, real estate under development, cash, receivables and other assets. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.


                                                                         Three months ended
                                                                 March 31, 2001        March 31, 2000
                                                                 --------------        --------------
   Revenues
      Northern California                                        $       16,727        $      12,636
      Southern California                                                17,936               15,773
      Pacific Northwest                                                  11,387                9,391
                                                                 --------------        --------------
         Total segment revenues                                          46,050               37,800
   Interest and other income                                              4,060                1,736
                                                                 --------------        --------------
         Total revenues                                          $       50,110        $      39,536
                                                                 ==============        ==============

   Net operating income:
      Northern California                                        $       13,017                9,824
      Southern California                                                12,343               10,690
      Pacific Northwest                                                   7,784                6,431
                                                                 --------------        --------------
         Total segment net operating income                              33,144               26,945
   Interest and other income                                              4,060                1,736
   Depreciation and amortization                                         (8,826)              (6,667)
   Interest                                                              (9,424)              (5,808)
   Amortization of deferred financing costs                                (160)                (159)
   General and administrative                                            (1,874)              (1,125)
                                                                 --------------        --------------
      Income before gain on the sales of real
        estate, minority interests and
        extraordinary item                                       $       16,920        $       14,922
                                                                 ==============        ==============



                                                                 March 31, 2001        December 31, 2000
                                                                 --------------        ------------------
   Assets:
      Northern California                                        $      295,711        $          289,839
      Southern California                                               459,952                   478,835
      Pacific Northwest                                                 266,096                   268,235
                                                                 --------------        ------------------
         Total segment net real estate assets                         1,021,759                 1,036,909
   Non-segment assets                                                   257,274                   244,940
                                                                 --------------        ------------------
         Total assets                                            $    1,279,033        $        1,281,849
                                                                 ==============        ==================

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)





(6)  Net Income Per Unit

                                                             Three months ended                   Three months ended
                                                               March 31, 2001                        March 31, 2000
                                                    -----------------------------------     -----------------------------------
                                                                 Weighted         Per                    Weighted         Per
                                                                 Average          Unit                    Average         Unit
                                                    Income        Units          Amount     Income         Units         Amount
   Net Income                                       $11,049                                  $    12,750
   Less:  dividends on general and limited
       partner preferred equity                           -                                         (117)
                                                    -------                                  -----------
   Basic:
     Income available to
      common units                                   11,049      18,427         $  0.60           12,633    18,068       $ 0.70
                                                    -------     -------         -------       ----------    ------       ------
   Effect of Dilutive Securities:
     Convertible limited partnership
      units                                               -          - (1)                             -         - (1)
     Convertible preferred stock                          -          -                               117       211
     Stock options                                        -         383                                -       221
                                                    -------     -------                       ----------    ------

   Diluted:
     Income available to common
      units plus assumed
      conversions                                   $11,049      18,810         $  0.59       $   12,750    18,500       $ 0.69
                                                    =======     =======         =======       ==========    ======       ======

_____________________________
   (1)  Securities not included because they were anti-dilutive.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and nine months ended March 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and operating results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2001, December 31, 2000 and March 31, 2000, owed an 89.2%, 89.6% and 89.7% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.


General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three months ended March 31, 2001 and 2000. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 68 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 145 are located in Northern California, 35 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and four is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 14,767 multifamily units with total capitalized acquisition costs of approximately $1,181.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in eight multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $180.6 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, 8 multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $116.4 million resulting in total net realized gains of approximately $27.2 million and a deferred gain of $5.0 million.

The Operating Partnership is currently developing six multifamily residential communities, with an aggregate of 1,673 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $208.4 million. As of March 31, 2001, together with its joint venture partners, the Operating Partnership's remaining development commitment is approximately $101.5 million.


Results of Operations

Comparison of the Three Months Ended March 31, 2001 to the Three Months Ended
-----------------------------------------------------------------------------
March 31, 2000
--------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended March 31, 2001 and 2000) was 96.2% for the three months ended March 31, 2001 and 96.2% for the three months ended March 31, 2000. "Financial Occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2001 and 2000 are as follows:



                               March 31,   March 31,
                                 2001        2000
                                 ----        ----

     Southern California         95.7%       96.3%
     Northern California         97.0%       97.3%
     Pacific Northwest           95.4%       94.6%

Total Revenues increased by $10,574,000 or 26.7% to $50,110,000 in the first quarter of 2001 from $39,536,000 in the first quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.


                                                                   Three Months Ended
                                                                       March 31,
                                             Number of       ------------------------------        Dollar         Percentage
                                            Properties           2001              2000            Change           Change
                                            ----------       ------------      ------------     ------------      -----------
   Revenues
   Property revenues Quarterly
    Same Store Properties
      Southern California                        17          $    11,381       $     10,666     $       715               6.7%
      Northern California                        14               14,478             12,212           2,266              18.6
      Pacific Northwest                          19                8,999              8,409             590               7.0
                                            ----------       ------------      ------------     ------------      -----------
              Properties                         50               34,858             31,287           3,571              11.4
                                            ----------
   Property revenues properties
     acquired/disposed of
     subsequent to December 31, 1999                              11,192              6,513           4,679              71.8
                                                             ------------      ------------     ------------      -----------
          Total property revenues (1)                             46,050             37,800           8,250              21.8
                                                             ------------      ------------     ------------      -----------

Interest and other income                                          4,060              1,736           2,324             133.9
                                                             ------------      ------------     ------------      -----------
          Total revenues                                     $    50,110       $     39,536     $    10,574              26.7%
                                                             ============      ============     ============      ===========

__________________________________
(1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, $4,679,000 of the $10,574,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Operating Partnership acquired interests in twelve multifamily properties and reached stabilized operations at five development communities (the "Quarterly Acquisition Properties") and disposed of one multifamily property (the "Quarterly Disposition Properties").

Of the increase in total revenues, $3,571,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 11.4% to $34,858,000 in the first quarter of 2001 from $31,287,000 in the first quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $2,266,000 or 18.6% to $14,478,000 in the first quarter of 2001 from $12,212,000 in the first quarter of 2000. This $2,266,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 97.0% in the first quarter of 2001 from 97.3% in the first quarter of 2000. The 17 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $715,000 or 6.7% to $11,381,000 in the first quarter of 2001 from $10,666,000 in the first quarter of 2000. The $715,000 increase is attributable to rental rate increases offset by a decrease in financial occupancy to 95.7% in the first quarter of 2001 from 96.3% in the first quarter of 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $590,000 or 7.0% to $8,999,000 in the first quarter of 2001 from $8,409,000 in the first quarter of 2000. The $590,000 increase is primarily attributable to rental rate increase and an increase in financial occupancy to 95.4% in the first quarter of 2001 from 94.6% in the first quarter of 2000. The increase in total revenue also reflected an increase of $2,324,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $8,576,000 or approximately 34.8% to $33,190,000 in the first quarter of 2001 from $24,614,000 in the first quarter of 2000. Interest expense increased by $3,616,000 or 62.3% to $9,424,000 in the first quarter of 2001 from $5,808,000 in the first quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $2,051,000 or 18.9% to $12,906,000 in the first quarter of 2001 from $10,855,000 in the first quarter of 2000. Of such increase, $1,525,000 was attributable to the Quarterly Acquisition Properties and the Disposition Properties. Depreciation and amortization increased by $2,159,000 or approximately 32.4% to $8,826,000 in the first quarter of 2001 from $6,667,000 in the first quarter of 2000, primarily due to the acquisition of assets during that period.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $749,000 in the first quarter of 2001 from the amount for the first quarter of 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $1,701,000 to $11,049,000 in the first quarter of 2001 from $12,750,000 in the first quarter of 2000. This decrease is primarily attributable to the gain on the sales of real estate of $4,022,000 in the first quarter of 2000. There was no gain on the sales of real estate in the first quarter of 2001. This decrease was offset by the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.


Liquidity and Capital Resources

At March 31, 2001 the Operating Partnership had $11,827,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership's corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At March 31, 2001 the Operating Partnership had $44,733,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in August 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At March 31, 2001 the Operating Partnership had no outstanding balances on this line of credit. During the quarter ended March 31, 2001, the Operating Partnership had outstanding balances which bore interest rates of approximately 5.9%.

In addition to the unsecured line of credit, the Operating Partnership had $539,171,000 of secured indebtedness at March 31, 2001. Such indebtedness consisted of $480,351,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $5,227,000 from $6,600,000 as of December 31, 2000 to $11,827,000 as of March 31, 2001.
This increase was primarily a result of net cash provided by operating activities and $6,465,000 of net cash provided by investing activities, which was offset by $24,115,000 if net cash used in financing activities. Of the $24,115,000 of net cash used in financing activities, $83,631,000 were repayments of mortgage and other notes payable and lines of credit, which was off set by $72,000,000 received in proceeds from mortgage and other notes payable and lines of credit and $11,234,000 of dividends/distributions paid. The $6,465,000 of net cash provided by investing activities was primarily a result of $15,987,000 in proceeds received from contribution of real estate to corporate investee, $12,401,000 of additions to related party notes and other receivables, which was offset by $8,139,000 used to purchase and upgrade rental properties.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $330 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2001. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2001 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is developing six multifamily residential communities, with an aggregate of 1,673 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $208,400,000. As of March 31, 2001, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $101,500,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time. During the first quarter of 2001, the Operating Partnership announced one new development project.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three ended March 31, 2001 and 2000.


                                            Three months ended
                                        --------------------------
                                           March         March
                                        ------------  ------------
                                         31, 2001      31, 2000
                                        ------------  ------------

Income before gain on the sales of
  real estate and minority interests    $16,920,000   $14,922,000
Adjustments:

     Depreciation and amortization        8,826,000     6,667,000
     Unconsolidated joint ventures        1,237,000     1,009,000

           Minority interests (1)        (4,605,000)   (4,726,000)
                                        -----------   -----------

       Funds From Operations            $22,378,000   $17,872,000
                                        ===========   ===========
Weighted average number
shares outstanding diluted (1)           20,922,186    20,578,898
                                        ===========   ===========

______________________
(1) Assumes conversion of all outstanding operating partnership interests in the Operating Partnership. Minority interests have been adjusted to reflect such conversion.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of March 31, 2001 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                               2001        2002       2003         2004         2005      Thereafter       Total
---------------                             -------      ------     ------       ------       ------     ----------     ---------
Fixed rate debt (In thousands)
Amount                                      $ 2,372      11,396     20,842       2,888        34,861       407,992      $ 480,351
Average interest rate                           7.3%        7.2%       7.2%        7.3%          6.8%          6.8%

Variable rate LIBOR debt (In thousands)
Amount                                     $      -      44,733          -           -             -        58,820 (1)  $ 103,553
Average interest                                  -         6.0%         -           -             -          5.50%

______________________
(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at March 31, 2001.

Part II       Other Information
-------       -----------------

Item 2:       Changes in Securities and Use of Proceeds

              Recent sales of unregistered securities
              ---------------------------------------

              On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units, which are convertible into common stock of Essex at the option of the holder. This private placement of operating partnership units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


Item 6:       Exhibits and Reports on Form 8-K

              A.  Exhibits
                  --------

              None

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



                                             ESSEX PROPERTY TRUST, INC.



                                             /S/ MARK J. MIKL
                                             ----------------
                                             Mark J. Mikl, Vice President
                                             and Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)


                                             May 10, 2001
                                             ------------
                                             Date