Form 10-Q/A
period 2001-03-31
ESSEX PORTFOLIO LP
filed 2001-05-16
CIK 1053059

                                  FORM 10-Q/A

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
                                                                 ==============        ==================

                  Notes to Consolidated Financial Statements
                            March 31, 2001 and 2000
                                  (Unaudited)
       (Dollars in thousands, except for per share and per unit amounts)





(6)  Net Income Per Unit

                                                             Three months ended                   Three months ended
                                                               March 31, 2001                        March 31, 2000
                                                    -----------------------------------     -----------------------------------
                                                                 Weighted         Per                    Weighted         Per
                                                                 Average          Unit                    Average         Unit
                                                    Income        Units          Amount     Income         Units         Amount
   Net Income                                       $16,895                                  $    18,798
   Less:  dividends on general and limited
       partner preferred equity                      (4,580)                                      (4,697)
                                                    -------                                  -----------
   Basic:
     Income available to
      common units                                   12,315      20,539         $  0.60           14,101    20,146       $ 0.70
                                                    -------     -------         -------       ----------    ------       ------
   Effect of Dilutive Securities:
     Convertible preferred stock                          -          -                               117       211
     Stock options                                        -         383                                -       221
                                                    -------     -------                       ----------    ------

   Diluted:
     Income available to common
      units plus assumed
      conversions                                   $12,315      20,922         $  0.59       $   14,218    20,578       $ 0.69
                                                    =======     =======         =======       ==========    ======       ======

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended March 31, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and operating results and all such adjustments are of a normal recurring nature.

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

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 68 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 14 are located in Northern California, 35 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and four is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 14,767 multifamily units with total capitalized acquisition costs of approximately $1,181.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in eight multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $180.6 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, 8 multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $116.4 million resulting in total net realized gains of approximately $27.2 million and a deferred gain of $5.0 million.

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

Net income decreased by $1,903,000 to $16,895,000 in the first quarter of 2001 from $18,798,000 in the first quarter of 2000. This decrease is primarily attributable to the gain on the sales of real estate of $4,022,000 in the first quarter of 2000. There was no gain on the sales of real estate in the first quarter of 2001. This decrease was offset by the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.


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
                                        ===========   ===========

______________________
(1) Includes all outstanding units of the general partner common equity and assumes conversion of all limited partner common equity into shares of the Company's stock.

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



                                             ESSEX PROPERTY TRUST, INC.



                                             /S/ MARK J. MIKL
                                             ----------------
                                             Mark J. Mikl, Vice President
                                             and Controller
                                             (Authorized Officer and
                                             Principal Accounting Officer)


                                             May 16, 2001
                                             ------------
                                             Date