Form 10-Q
period 2001-06-30
ESSEX PORTFOLIO LP
filed 2001-08-13
CIK 1053059

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No __
                      ---

                               TABLE OF CONTENTS
                                   FORM 10-Q


                        Part I                                         Page No.
                                                                       --------
Item 1    Financial Statements (Unaudited)                                 3

          Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000                                            4

          Consolidated Statements of Operations for the three months
          ended June 30, 2001 and 2000                                     5

          Consolidated Statements of Operations for the six months
          ended June 30, 2001 and 2000                                     6

          Consolidated Statements of Partners' Capital
          for the six months ended June 30, 2001
          and the year ended December 31, 2000                             7

          Condensed Consolidated Statements of Cash Flows
          for the six months ended June 30, 2001 and 2000                  8

          Notes to Consolidated Financial Statements                       9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              17

Item 3    Quantitative and Qualitative Disclosure About Market Risk        25


                        Part II

Item 2    Changes in Securities and Use of Proceeds                        26

Item 6    Exhibits and Reports on Form 8-K                                 26

          Signatures                                                       27

Part I    Financial Information
------    ---------------------


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

        The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             ESSEX PORTFOLIO, L.P.
                          Consolidated Balance Sheets
                                  (Unaudited)
                            (Dollars in thousands)

                                                                         June 30,             December 31,
                                   Assets                                  2001                  2000
                                   ------                           ----------------       ---------------
Real estate:
     Rental properties:
         Land and land improvements                                 $        291,245       $       289,796
         Buildings and improvements                                          875,452               866,612
                                                                    ----------------       ---------------
                                                                           1,166,697             1,156,408
         Less accumulated depreciation                                      (137,734)             (119,499)
                                                                    ----------------       ---------------
                                                                           1,028,963             1,036,909

     Investments                                                              77,113                65,703
     Real estate under development                                            62,728                38,231
                                                                    ----------------       ---------------
                                                                           1,168,804             1,140,843

Cash and cash equivalents-unrestricted                                        12,666                 6,600
Cash and cash equivalents-restricted                                          16,530                18,965
Notes receivable from investees and related parties                          118,236                77,081
Notes and other receivables                                                   29,050                24,062
Prepaid expenses and other assets                                              7,429                 7,654
Deferred charges, net                                                          6,207                 6,644
                                                                    ----------------       ---------------
                                                                    $      1,358,922       $     1,281,849
                                                                    ================       ===============

                     Liabilities and Partners' Capital
                     ---------------------------------

Mortgage notes payable                                              $        566,024       $       502,066
Lines of credit                                                               95,158                93,469
Accounts payable and accrued liabilities                                      29,040                30,430
Distributions payable                                                         16,553                14,538
Other liabilities                                                              6,417                 6,539
Deferred gain                                                                  5,002                 5,002
                                                                    ----------------       ---------------

                    Total liabilities                                        718,194               652,044

Minority interests                                                             5,571                   364

Partners' capital:
     General Partner:
         Common equity                                                       389,932               391,675
         Preferred equity
                                                                                   -                     -
                                                                    ----------------       ---------------
                                                                             389,932               391,675
     Limited Partners:
         Common equity                                                        40,735                33,276
         Preferred equity                                                    204,490               204,490
                                                                    ----------------       ---------------
                                                                             245,225               237,766
                                                                    ----------------       ---------------
                  Total partners' capital                                    635,157               629,441
                                                                    ----------------       ---------------
                  Total liabilities and partners' capital           $      1,358,922       $     1,281,849
                                                                    ================       ===============

        See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                                  Three months ended
                                                                    --------------------------------------------
                                                                           June 30,                June 30,
                                                                             2001                    2000
                                                                    -------------------      -------------------
Revenues:
     Rental                                                         $            45,044      $            39,056
     Other property                                                               1,465                    1,151
                                                                    -------------------      -------------------
         Total property                                                          46,509                   40,207
     Interest and other                                                           4,536                    2,205
                                                                    -------------------      -------------------
         Total revenues                                                          51,045                   42,412
                                                                    -------------------      -------------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                                  2,927                    2,413
         Real estate taxes                                                        2,961                    2,863
         Utilities                                                                2,492                    1,967
         Administrative                                                           3,622                    3,440
         Advertising                                                                648                      515
         Insurance                                                                  233                      249
         Depreciation and amortization                                            8,927                    6,950
                                                                    -------------------      -------------------
                                                                                 21,810                   18,397

     Interest                                                                     9,637                    6,467
     Amortization of deferred financing costs                                       207                      160
     General and administrative                                                   1,854                    1,170
                                                                    -------------------      -------------------
         Total expenses                                                          33,508                   26,194
                                                                    -------------------      -------------------
         Income before minority interests                                        17,537                   16,218

     Minority interests                                                            (22)                     (180)
                                                                    -------------------      -------------------
         Net income                                                              17,515                   16,038

     Dividends on preferred units-general partner                                     -                     (129)
     Dividends on preferred units-limited partner                               (4,580)                   (4,580)
                                                                    -------------------      -------------------

             Net income available to common units                   $            12,935      $            11,329
                                                                    ===================      ===================
Per operating partnership unit data:
     Basic:
             Net income                                             $              0.62      $              0.56
                                                                    ===================      ===================

         Weighted average number of partnership
           units outstanding during the period                               20,718,968               20,200,524
                                                                    ===================      ===================
     Diluted:
             Net income                                             $              0.62      $              0.55
                                                                    ===================      ===================
         Weighted average number of partnership
           units outstanding during the period                               21,034,367               20,708,639
                                                                    ===================      ===================
     Distributions per Operating Partnership common unit            $              0.70      $              0.61
                                                                    ===================      ===================


        See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                     Consolidated Statements of Operations
                                  (Unaudited)
                (Dollars in thousands, except per unit amounts)

                                                                                 Six months ended
                                                                    ------------------------------------------
                                                                         June 30,               June 30,
                                                                           2001                   2000
                                                                    -------------------    -------------------
Revenues:
     Rental                                                         $            89,635    $            75,902
     Other property                                                               2,923                  2,105
                                                                    -------------------    -------------------
         Total property                                                          92,558                 78,007
     Interest and other                                                           8,596                  3,941
                                                                    -------------------    -------------------
         Total revenues                                                         101,154                 81,948
                                                                    -------------------    -------------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                                  5,668                  4,564
         Real estate taxes                                                        6,042                  5,461
         Utilities                                                                4,981                  4,024
         Administrative                                                           7,245                  6,772
         Advertising                                                              1,358                  1,011
         Insurance                                                                  495                    470
         Depreciation and amortization                                           17,753                 13,617
                                                                    -------------------    -------------------
                                                                                 43,542                 35,919

     Interest                                                                    19,061                 12,275
     Amortization of deferred financing costs                                       367                    319
     General and administrative                                                   3,729                  2,295
                                                                    -------------------    -------------------
         Total expenses                                                          66,699                 50,808
                                                                    -------------------    -------------------

         Income before gain on the sales of real estate
           and minority interests                                                34,455                 31,140

     Gain on the sales of real estate                                                 -                  4,022
                                                                    -------------------    -------------------

         Income before minority interests                                        34,455                 35,162

     Minority interests                                                             (47)                  (326)
                                                                    -------------------    -------------------

         Net income                                                              34,408                 34,836

     Dividends on preferred units-general partner                                     -                   (246)

     Dividends on preferred units-limited partner                                (9,159)                (9,159)
                                                                    -------------------    -------------------

             Net income available to common units                   $            25,249    $            25,431
                                                                    ===================    ===================

Per operating partnership unit data:
     Basic:
             Net income                                             $              1.22    $              1.26
                                                                    ===================    ===================

         Weighted average number of partnership
           units outstanding during the period                               20,630,149             20,173,678
                                                                    ===================    ===================

     Diluted:
             Net income                                             $              1.20    $              1.24
                                                                    ===================    ===================

         Weighted average number of partnership
           units outstanding during the period                               20,970,137             20,641,343
                                                                    ===================    ===================
     Distributions per Operating Partnership common unit            $              1.40    $              1.16
                                                                    ===================    ===================

  See accompanying notes to the consolidated unaudited financial statements.

                             ESSEX PORTFOLIO, L.P.
                 Consolidated Statements of Partners' Capital
                For the six months ended June 30, 2001 and the
                         year ended December 31, 2000
                                  (Unaudited)
                       (Dollars and units in thousands)

                                               General Partner                               Limited Partners
                               -------------------------------------------- --------------------------------------------
                                                               Preferred                                   Preferred
                                       Common Equity             Equity                 Common Equity        Equity
                               ---------------------------  --------------- --------------------------- ----------------
                                 Units          Amount           Amount       Units          Amount           Amount         Total
                               ----------- ---------------  --------------- ---------- ---------------- ---------------- ----------

Balances at December 31,
      1999                         18,050  $    383,379     $        4,314       2,082  $        31,420  $       204,490 $  623,603

Contribution-net proceeds
      from options exercised          156         3,344                  -           -                -                -      3,344
Common units issued from
      conversion of Convertible
      Preferred Stock                 211         4,314             (4,314)          -                -                -          -
Redemption of limited partner
      common units                      -             -                  -         (12)            (555)               -       (555)
Issuance of limited partner
      common units                      -             -                  -          59            2,365                -      2,365
Net income                              -        44,105                245           -            5,062           18,319     67,731
Partners' distributions                 -       (43,467)              (245)          -           (5,016)         (18,319)   (67,047)
                               ----------- ---------------  --------------- ---------- ---------------- ---------------- ----------

Balances at December 31,
      2000                         18,417       391,675                  -       2,129           33,276          204,490    629,441

Contribution-net proceeds
      from options exercised           56         1,527                  -           -                -                -      1,527
Redemption of limited partner
      common units                      -             -                  -         (49)          (2,555)               -     (2,555)
Issuance of limited partner
      common units                      -             -                  -         209           10,381                -     10,381
Net income                              -        22,575                  -           -            2,674            9,159     34,408
Partners' distributions                 -       (25,845)                 -           -           (3,041)          (9,159)   (38,045)
                               ----------- ---------------  --------------- ---------- ---------------- ---------------- ----------

Balances at June 30,
      2001                         18,473  $    389,932     $            -       2,289  $        40,735  $       204,490 $  635,157
                               =========== ===============  =============== ========== ================ ================ ==========

   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         Six months ended
                                                                            ---------------------------------------
                                                                                  June 30,              June 30,
                                                                                    2001                  2000
                                                                            -----------------     -----------------
Net cash provided by operating activities:                                  $          50,305     $          36,395
                                                                            -----------------     -----------------

Cash flows from investing activities:
     Additions to real estate                                                         (13,658)              (29,677)
     Proceeds received from the disposition of real estate                                  -                31,302
     Proceeds received from contribution of real estate to
        corporate investee                                                             15,987                     -
     Decrease / (increase) in restricted cash                                           2,435                   124
     Additions to notes receivable from investees,
        related parties and other receivables                                         (61,846)              (36,135)
     Repayment of notes receivable from investees,
        related parties and other receivables                                          13,818                 3,566
     Additions to real estate under development                                       (17,519)              (16,888)
     Net (contribution to) / distributions from investments
        in corporations and limited partnerships                                      (11,762)               (2,281)
                                                                            -----------------     -----------------

         Net cash provided by investing activities                                    (72,545)              (49,989)
                                                                            -----------------     -----------------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                           169,294                88,596
     Repayment of mortgage and other notes payable
        and lines of credit                                                          (109,791)              (51,522)
     Additions to deferred charges                                                       (140)                 (847)
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                                       1,527                 1,857
     Contributions from minority interest partners                                      6,000                     -
     Distributions to minority interest and limited partners                          (11,928)              (11,449)
     Redemption of operating partnership units                                         (2,555)                 (164)
     Distributions to general partner                                                 (24,101)              (19,988)
                                                                            -----------------     -----------------

         Net cash used in financing activities                                         28,306                 6,483
                                                                            -----------------     -----------------
Net (decrease) in cash and cash equivalents                                             6,066                (7,111)
Cash and cash equivalents at beginning of period                                        6,600                12,348
                                                                            -----------------     -----------------

Cash and cash equivalents at end of period                                  $          12,666     $           5,237
                                                                            =================     =================
Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $1,303 and
         $1,356 capitalized                                                 $          18,213     $          10,899
                                                                            =================     =================

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of Operating Partnership Units in
         connection with the purchase of real estate                        $          10,381     $           2,365
                                                                            =================     =================

     Real estate under development transferred to rental properties         $               -     $          89,483
                                                                            =================     =================

     Exchange of notes receivable from investees for investments            $           8,347     $               -
                                                                            =================     =================
     Contribution of real estate in exchange for notes receivable and
         investments                                                        $          22,463     $               -
                                                                            =================     =================
     Consolidation of previously unconsolidated investment
                                                                            $           8,087     $               -
                                                                            =================     =================
     Mortgage note payable assumed in connection with
         purchase of real estate                                            $           6,144     $          53,900
                                                                            =================     =================

     Exchange of investment for note receivable from investee               $           1,501     $               -
                                                                            =================     =================

     See accompanying notes to consolidated unaudited financial statements.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)


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

     The Company is the sole general partner in the Operating Partnership, owning an 89.0%, 89.6% and 89.5% general partnership interest as June 30, 2001, December 31, 2000 and June 30, 2000, respectively.

     As of June 30, 2001, the Operating Partnership operates and has ownership interests in 84 multifamily properties (containing 18,914 units) and five commercial properties (with approximately 290,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Significant Transactions
     ------------------------

     (A)  Acquisition Activities
     ---------------------------

     On May 1, 2001 the Operating Partnership purchased Andover Park Apartments, a 240-unit apartment community located in Beaverton, Oregon for a contract price of $16,633. The Operating Partnership plans to contribute this property to a joint venture that was formed (see Note F, "Subsequent Event"). Accordingly, the Operating Partnership's investment is reflected in the Operating Partnership's financial statements as notes receivable from investees and related parties and investments.

     On June 1, 2001 the Operating Partnership completed the partner buyout of Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California. The buyout was at the Operating Partnership's option under a capped pricing formula which terms were agreed to at the time of the Operating Partnership's initial investment in September 1999. In conjunction with the partner buyout the Operating Partnership issued 50,725 Operating Partnership units which are convertible into Common Stock at the option of the holder.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

On June 29, 2001, the Operating Partnership purchased Moanalua Hillside Apartments through one of its taxable REIT subsidiaries. Moanalua Hillside Apartments is a 700-unit apartment community located in Honolulu, Hawaii which was acquired for a contract price of $42,200. The Operating Partnership has entered into a contract to resell this property to an unrelated third party at a price in excess of the Operating Partnership's purchase price. However, there can be no assurance that the sale of the property will close as expected. Accordingly, the Operating Partnership's net investment is reflected in the Operating Partnership's financial statements as notes receivable and investments from investees and related parties.

(B)  Development Communities
----------------------------

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2001, the Operating Partnership has ownership interests in six development communities, with an aggregate of 1,678 multifamily units.

(C)  Redevelopment Communities
------------------------------

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2001, the Operating Partnership has ownership interests in six redevelopment communities, which contain an aggregate of 1,786 units with total originally projected investment of $35,375 of which approximately $13,374 remains to be expended.

(D)  Debt Transactions
----------------------

On May 3, 2001 the Operating Partnership entered into a $5,144 long-term non-recourse second mortgage secured by a property. This loan bears interest at a fixed rate of 7.49% and is due in April 2008.

On June 26, 2001 the Operating Partnership entered into a $16,600 long-term non-recourse mortgage secured by a previously unencumbered property. The loan bears interest at a fixed rate of 7.03% and is due in July 2011.

The proceeds from these mortgages were used to reduce outstanding balances on the Operating Partnership's unsecured lines of credit.

Acquisition and development and redevelopment and other activities for the second quarter of 2001 were funded through Operating Partnership unit issuance and debt transactions as noted above and the Operating Partnership's unsecured lines of credit.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(E)  Equity Transactions
------------------------

On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Operating Partnership in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200,000. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

The Series Z Incentive Units are entitled to participate in regular quarterly distributions on an adjusted basis. Initially, each Series Z Incentive Unit will receive 10% of the distribution received by each common Operating Partnership unit. Over time the distribution percentage may increase, generally based on satisfaction of the same conditions as increases in the conversion ratio.

(F) Subsequent Event
--------------------

On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund controlled by the Operating Partnership, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Operating Partnership's development, redevelopment and asset management capabilities.

The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105 million. An affiliate of the Operating Partnership, Essex VFGP, L.P., is the Fund's general partner (the "General Partner"). The Operating Partnership owns a 99% limited partner interest in the General Partner. Additional closings are expected to occur as investors who have been offered the opportunity to invest in the Fund make their determinations, before the final closing date of January 15, 2002. The Fund is currently anticipated to have total capital commitments of between $200 million and $250 million and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. After the initial closing, the Operating Partnership, through the General Partner, has a 47.62% interest in the Fund on economic terms identical to the other investors with respect to capital invested. Though the Operating Partnership expects its interest in the Fund to be diluted as a result of future closings, the Operating Partnership is committed to invest an amount equal to or greater than 20% of the aggregate capital committed to the Fund.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)


    The General Partner will transfer to the Fund ownership of several properties which were acquired over the last eleven months in anticipation of the Fund's formation. These properties include six apartment properties having 1,377 apartment units and two development land parcels on which approximately 368 units are planned for construction. Following such transfer, five of the properties will be encumbered by non-recourse mortgages in the aggregate amount of approximately $70 million. The Company's net investment in these six properties has been carried in notes receivable from investees and related parties.

    In addition to distributions with respect to its share of the Fund's invested capital, the General Partner (1) will receive distributions from the Fund in the annual amount of 1% of the Fund's committed capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on all of the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the investors' total capital contributions. The General Partner will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. The General Partner will not receive transaction fees, such as acquisition, disposition, financing or similar fees, in connection with the operation of the Fund.

    Subject to specific exceptions, the Fund will generally be the Operating Partnership's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or
    (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue , (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750,000, (4) mezzanine loans, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations.

    The Operating Partnership's senior executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund has a five-person advisory committee representing the investors.

(3) Related Party Transactions
    --------------------------

    All general and administrative expenses of the Company, the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2001 and 2000 totaled $488 and $270, respectively, and $918 and $503 for the six months ended June 30, 2001 and 2000, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

    Other income includes interest income of $1,319 and $827 for the three months ended June 30, 2001 and 2000, respectively, and $2,219 and $1,471 for the six months ended June 30, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership's investees of $423 and $706 for the three months ended June 30, 2001 and 2000, respectively, and $770 and $1,344 for the six months ended June 30, 2001 and 2000, respectively.

    Notes receivable from investees and related parties as of June 30, 2001 and December 31, 2000 consist of the following:

                                                                                      June 30,        December 31,
                                                                                      --------        ------------
   Notes receivable from joint ventures investees:                                      2001             2000
                                                                                        ----             ----
     Notes receivable from VFGP L.P.'s, secured,
     bearing interest at 9% - Prime + 3%, due 2001-2010                             $    56,943       $   47,840

     Note receivable from Highridge Apartments, secured,
     bearing interest at 9%, due March 2008                                                   -            1,047

     Note receivable from Highridge Apartments, secured,
     bearing interest at 10%, due on demand                                               2,950            2,950

     Notes receivable from Fidelity 1, secured,
     bearing interest at 7% - LIBOR + 2.5%, due 2002-2004                                41,741            5,613

     Receivables from Down REIT entities, non interest bearing,
     due on demand                                                                            -            8,281
     Receivable from Newport Beach North LLC and Newport Beach
     South LLC, non interest bearing, due on demand                                         648            1,753

     Receivable from City Heights LP, non interest bearing,
     due on demand                                                                          865              865

     Receivables from VFGP L.P.s, non interest bearing, due on demand                     9,991            4,804

   Other related party receivables:

     Loans to officers, secured, bearing interest at 8%, due April 2006                     633              633

     Other related party receivables, substantially due on demand                         4,465            3,295
                                                                                    -----------       ----------

                                                                                    $   118,236       $   77,081
                                                                                    ===========       ==========

    Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(4)  New Accounting Pronouncements
     -----------------------------

     The Operating Partnership has adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of hedging relationship. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. The difference between a derivative's previous carrying amount and its fair value was recorded as a transition adjustment, which was allocated between net income and other comprehensive income based on the entity's strategy for assessing the effectiveness of the hedge.

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

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. We do not expect the adoption of Statements 141 to have a material effect on our financial statements.

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

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

                                                           Three months ended
                                                      June 30, 2001   June 30, 2000
     -------------------------------------------------------------------------------
     Revenues
        Northern California                                $ 16,869        $ 13,556
        Southern California                                  18,249          16,772
        Pacific Northwest                                    11,391           9,879
                                                           --------        --------
           Total segment revenues                            46,509          40,207
     Interest and other income                                4,536           2,205
                                                           --------        --------
           Total revenues                                  $ 51,045        $ 42,412
                                                           ========        ========


     Net operating income:
        Northern California                                $ 13,036          10,379
        Southern California                                  12,681          11,697
        Pacific Northwest                                     7,909           6,684
                                                           --------        --------
           Total segment net operating income                33,626          28,760
     Interest and other income                                4,536           2,205
     Depreciation and amortization                           (8,927)         (6,950)
     Interest                                                (9,637)         (6,467)
     Amortization of deferred financing costs                  (207)           (160)
     General and administrative                              (1,854)         (1,170)
                                                           --------        --------
           Income before gain on the sales of real
        estate, minority interests and
        extraordinary item                                 $ 17,537        $ 16,218
                                                           ========        ========

                                                             Six months ended
                                                      June 30, 2001   June 30, 2000
-----------------------------------------------------------------------------------
     Revenues
        Northern California                                $ 33,794        $ 26,190
        Southern California                                  35,986          32,545
        Pacific Northwest                                    22,778          19,272
                                                           --------        --------
           Total segment revenues                            92,558          78,007
     Interest and other income                                8,596           3,941
                                                           --------        --------
           Total revenues                                  $101,154        $ 81,948
                                                           ========        ========

     Net operating income:
        Northern California                                $ 26,167          20,211
        Southern California                                  24,908          22,417
        Pacific Northwest                                    15,694          13,077
                                                           --------        --------
           Total segment net operating income                66,769          55,705
     Interest and other income                                8,596           3,941
     Depreciation and amortization                          (17,753)        (13,617)
     Interest                                               (19,061)        (12,275)
     Amortization of deferred financing costs                  (367)           (319)
     General and administrative                              (3,729)         (2,295)
                                                           --------        --------
           Income before gain on the sales of real
        estate, minority interests and
        extraordinary item                                 $ 34,455        $ 31,140
                                                           ========        ========

                  Notes to Consolidated Financial Statements
                            June 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(5)  Segment Information (continued)
     -------------------------------

                                                                              June 30, 2001        December 31, 2000
     ---------------------------------------------------------------------------------------------------------------
     Assets:
        Northern California                                                     $   305,506              $   289,839
        Southern California                                                         459,259                  478,835
        Pacific Northwest                                                           264,198                  268,235
                                                                                -----------              -----------
           Total segment net real estate assets                                   1,028,963                1,036,909
     Non-segment assets                                                             329,959                  244,940
                                                                                -----------              -----------
           Total assets                                                         $ 1,358,922              $ 1,281,849
                                                                                ===========              ===========

(6)  Net Income Per Unit

                                                      Three months ended                                  Three months ended
                                                        June 30, 2001                                        June 30, 2000
                                             --------------------------------------           ----------------------------------
                                                             Weighted         Per                           Weighted       Per
                                                             Average          Unit                          Average        Unit
                                              Income          Units          Amount           Income         Units        Amount
     Net Income                              $ 17,515                                         $ 16,038
     Less:  dividends on general and limited
            partner preferred equity           (4,580)                                          (4,709)
                                             --------                                         --------
     Basic:
       Income available to
        common unit                            12,935          20,719        $   0.62           11,329        20,201     $ 0.56
                                             --------         -------        =========        --------      --------     ======
     Effect of Dilutive Securities:
        Convertible preferred stock                 -               -                              129           211
        Stock options                               -             315                                -           297
                                             --------         -------                         --------      --------

     Diluted:
       Income available to common
        units plus assumed
        conversions                          $ 12,935          21,034        $   0.62         $ 11,458        20,709     $ 0.55
                                             ========         =======        =========        ========      ========     ======

                                                       Six months ended                                    Six months ended
                                                        June 30, 2001                                        June 30, 2000
                                             --------------------------------------           ----------------------------------
                                                             Weighted         Per                           Weighted       Per
                                                             Average          Unit                          Average        Unit
                                              Income          Units          Amount           Income         Units        Amount
     Net Income                              $ 34,408                                         $ 34,836
     Less:  dividends on general and limited
            partner preferred equity           (9,159)                                          (9,405)
                                             --------                                         --------
     Basic:
     Income available to
      common units                             25,249          20,630        $   1.22           25,431        20,174     $ 1.26
                                             --------         -------        ==========       --------      --------     ======
     Effect of Dilutive Securities:
        Convertible preferred stock                 -               -                              246           211
        Stock options                               -             340                                -           256
                                             --------         -------                         --------      --------

     Diluted:
       Income available to common
        units plus assumed
        conversions                          $ 25,249          20,970        $   1.20          $25,677        20,641     $ 1.24
                                             ========         =======        ==========       ========      ========     ======

     Item 2:  Management's Discussion and Analysis of Financial Condition and
              ----------------------------------------------------------------
              Results of Operations
              ---------------------

     The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and six months ended June 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair presentation of financial position and operating results and all such adjustments are of a normal recurring nature.

     The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2001, December 31, 2000 and June 30, 2000, owed an 89.0%, 89.6% and 89.5% general partnership interest in the Operating Partnership, respectively.

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include the Operating Partnership's expectation as to its resale of the Moanalua Hillside Apartments, the Operating Partnership's expectations as to the total capital commitments of the Essex Apartment Value Fund and the acquisition activities of that fund, statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership's resale of the Moanalua Hillside Apartments will not be completed as expected, that the total capital commitments and acquisition activities of the Essex Apartment Value Fund will be less than anticipated, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

     General Background

     The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and six months ended June 30, 2001 and 2000. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy levels of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 69 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 14 are located in Northern California, 35 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and five is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 15,007 multifamily units with total capitalized acquisition costs of approximately $1,198.2 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in eight multifamily development properties that have reached stabilized operations. These development properties consist of 1,540 units with total capitalized development costs of $180.6 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, 8 multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $116.4 million resulting in total net realized gains of approximately $27.2 million and a deferred gain of $5.0 million.

The Operating Partnership is currently developing six multifamily residential communities, with an aggregate of 1,678 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $212.2 million. As of June 30, 2001, together with its joint venture partners, the Operating Partnership's remaining development commitment is approximately $89.3 million.


Results of Operations

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended
----------------------------------------------------------------------------
June 30, 2000
-------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended June 30, 2001 and 2000) was 95.6% and 97.1% for the three months ended June 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2001 and 2000 are as follows:

                            June 30,   June 30,
                              2001       2000
                              ----       ----

     Southern California      95.8%      96.3%
     Northern California      95.6%      98.1%
     Pacific Northwest        95.2%      96.7%

Total Revenues increased by $8,633,000 or 20.4% to $51,045,000 in the second quarter of 2001 from $42,412,000 in the second quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                           Three Months Ended
                                                                June 30,
                                         Number of              --------             Dollar      Percentage
                                         Properties       2001           2000        Change        Change
                                         ----------       ----           ----        ------        ------
Revenues
   Property revenues Quarterly
    Same Store Properties
      Southern California                    16        $    11,181    $    10,418    $     763         7.3%
      Northern California                    14             14,553         12,796        1,757        13.7
      Pacific Northwest                      19              8,986          8,716          270         3.1
                                             --        -----------    -----------    ---------  ----------

              Properties                     49             34,720         31,930        2,790         8.7
   Property revenues properties
     acquired/disposed of
     subsequent March 31, 2000                              11,789          8,277        3,512        42.4
                                                       -----------    -----------    ---------  ----------
          Total property revenues (1)                       46,509         40,207        6,302        15.7
                                                       -----------    -----------    ---------  ----------

Interest and other income                                    4,536          2,205        2,331       105.7
                                                       -----------    -----------    ---------  ----------
          Total revenues                               $    51,045    $    42,412    $   8,633        20.4%
                                                       ===========    ===========    =========  ==========

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $3,512,000 of the $8,633,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to March 31, 2000, redevelopment communities, development communities and two commercial properties. During this period, the Operating Partnership acquired interests in thirteen multifamily properties and reached stabilized operations at two development communities (the "Quarterly Acquisition Properties").

Of the increase in total revenues, $2,790,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 8.7% to $34,720,000 in the second quarter of 2001 from $31,930,000 in the second quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $1,757,000 or 13.7% to $14,553,000 in the second quarter of 2001 from $12,796,000 in the second quarter of 2000. This $1,757,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.6% in the second quarter of 2001 from 98.1% in the second quarter of 2000. The 16 Quarterly Same Store Properties located in Southern California accounted for the next largest regional component of the Quarterly Same Store Property revenue increase. The property revenues of these properties increased by $763,000 or 7.3% to $11,181,000 in the second quarter of 2001 from $10,418,000 in the second quarter of 2000. The $763,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.8% in the second quarter of 2001 from 96.3% in the second quarter of 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $270,000 or 3.1% to $8,986,000 in the second quarter of 2001 from $8,716,000 in the second quarter of 2000. The $270,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.2% in the second quarter of 2001 from 96.7% in the second quarter of 2000. The increase in total revenue also reflected an increase of $2,331,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $7,314,000 or approximately 27.9% to $33,508,000 in the second quarter of 2001 from $26,194,000 in the second quarter of 2000. Interest expense increased by $3,170,000 or 49.0% to $9,637,000 in the second quarter of 2001 from $6,467,000 in the second quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $1,436,000 or 12.5% to $12,883,000 in the second quarter of 2001 from $11,447,000 in the second quarter of 2000. Of such increase, $1,086,000 was attributable to the Quarterly Acquisition Properties. Utility cost, a component of property operating expense, increased by $525,000 or 29.7% to $2,492,000 in the second quarter of 2001 from $1,967,000 in the second quarter of 2000 and was attributable to the Quarterly Acquisition Properties and as a result of shortages of natural gas and electricity throughout the western region of the United States. Depreciation and amortization increased by $1,977,000 or approximately 28.4% to $8,927,000 in the second quarter of 2001 from $6,950,000 in the second quarter of 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $684,000 in the second quarter of 2001 from the amount for the second quarter of 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $1,477,000 to $17,515,000 in the second quarter of 2001 from $16,038,000 in the second quarter of 2000. This increase is primarily attributable to the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June
-----------------------------------------------------------------------------
30, 2000
--------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the six months June 30, 2001 and 2000) was 95.9% and 96.7%, for the six months ended June 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2001 and 2000 are as follows:

                              June 30,   June 30,
                                2001       2000
                                ----       ----

     Southern California        95.7%      96.3%
     Northern California        96.3%      97.7%
     Pacific Northwest          95.3%      95.7%

Total Revenues increased by $19,206,000 or 23.4% to $101,154,000 in the six months ended June 30, 2001 from $81,948,000 in the six months ended June 30, 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                           Three Months Ended
                                                                June 30,
                                         Number of              --------             Dollar      Percentage
                                         Properties       2001           2000        Change        Change
                                         ----------       ----           ----        ------        ------
Revenues
   Property revenues
    Same Store Properties
      Southern California                    16        $    22,183    $    20,748    $  1,435          6.9%
      Northern California                    14             29,030         25,007       4,023         16.1
      Pacific Northwest                      19             17,985         17,126         859          5.0
                                             --        -----------    -----------    --------   ----------

              Properties                     49             69,198         62,881       6,317         10.0
   Property revenues properties
     acquired/disposed of
     subsequent December 31, 1999                           23,360         15,126       8,234         54.4
                                                       -----------    -----------    --------   ----------
          Total property revenues (1)                       92,558         78,007      14,551         18.7
                                                       -----------    -----------    --------   ----------

Interest and other income                                    8,596          3,941       4,655        118.1
                                                       -----------    -----------    --------   ----------
          Total revenues                               $   101,154    $    81,948    $ 19,206         23.4%
                                                       ===========    ===========    ========   ==========

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $8,234,000 of the $19,206,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Operating Partnership acquired interests in thirteen multifamily properties and reached stabilized operations at five development communities (the "Post 1999 Acquisition Properties") and disposed of one multifamily property (the "Post 1999 Disposition Properties").

Of the increase in total revenues, $6,317,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 10.0% to $69,198,000 in the six months ended June 30, 2001 from $62,881,000 in the six months ended June 30, 2000. The majority of this increase was attributable to the 14 Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $4,023,000 or 16.1% to $29,030,000 in the six months ended June 30, 2001 from $25,007,000 in the six months ended June 30, 2000. This $4,023,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 96.3% in the six months ended June 30, 2001 from 97.7% in the six months ended June 30, 2000. The 16 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Property revenue increase. The property revenues of these properties increased by $1,435,000 or 6.9% to $22,183,000 in the six months ended June 30, 2001 from $20,748,000 in the six months ended June 30, 2000. The $1,435,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.7% in the six months ended June 30, 2001 from 96.3% in the six months ended June 30, 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $859,000 or 5.0% to $17,985,000 in the six months ended June 30, 2001 from $17,126,000 in the six months ended June 30, 2000. The $859,000 increase is primarily attributable to rental rate increases and as offset be a decrease in financial occupancy to 95.3% in the six months ended June 30, 2001 from 95.7% in the six months ended June 30, 2000. The increase in total revenue also reflected an increase of $4,655,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $15,891,000 or approximately 31.3% to $66,699,000 in the six months ended June 30, 2001 from $50,808,000 in the six months ended June 30, 2000. Interest expense increased by $6,786,000 or 55.3% to $19,061,000 in the six months ended June 30, 2001 from $12,275,000 in the six months ended June 30, 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $3,487,000 or 15.6% to $25,789,000 in the six months ended June 30, 2001 from $22,302,000 in the six months ended June 30, 2000. Of such increase, $2,613,000 was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties. Utility cost, a component of property operating expense, increased by $957,000 or 23.8% to $4,981,000 in the second quarter of 2001 from $4,024,000 in the second quarter of 2000 and was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties and as a result of shortages of natural gas and electricity throughout the western region of the United States. Depreciation and amortization increased by $4,136,000 or approximately 30.4% to $17,753,000 in the six months ended June 30, 2001 from $13,617,000 in the six months ended June 30, 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,434,000 in the six months ended June 30, 2001 from the amount for the six months ended June 30, 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income decreased by $428,000 to $34,408,000 in the six months ended June 30, 2001 from $34,836,000 in the six months ended June 30, 2000. This decrease is primarily attributable to the gain on the sales of real estate of $4,022,000 in the first six months of 2000. There was no gain on the sales of real estate in the first six months of 2001. This decrease was offset by the net contribution of the Post 1999 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 2001 the Operating Partnership had $12,666,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership's corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At June 30, 2001 the Operating Partnership had $95,158,000 outstanding on this line of credit, which bore interest rates of approximately 5.0%. A second line of credit in the amount of $30,000,000 matures in August 2001, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At June 30, 2001 the Operating Partnership had no outstanding balances on this line of credit.

In addition to the unsecured lines of credit, the Operating Partnership had $566,024,000 of secured indebtedness at June 30, 2001. Such indebtedness consisted of $507,204,000 in fixed rate debt with interest rates varying from 5.8% to 8.3% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the second quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $6,066,000 from $6,600,000 as of December 31, 2000 to $12,666,000 as of June 30, 2001. This
increase was primarily a result of $50,305,000 net cash provided by operating activities and $28,306,000 of net cash provided by financing activities, which was offset by $72,545,000 of net cash used in investing activities. Of the $28,306,000 of net cash provided by financing activities, $169,294,000 was received in proceeds from mortgage and other notes payable and lines of credit, which was off set by $109,791,000 in repayments of mortgage and other notes payable and lines of credit, and $24,101,000 in dividends/distributions paid. The $72,545,000 of net cash used in investing activities was primarily a result of $61,846,000 in additions to notes receivable and investments made to finance real estate acquisitions by the Company's investees, related party notes and other receivables, $17,519,000 used to fund real estate under development, and $13,658,000 used to purchase and upgrade rental properties which was offset by $15,987,000 in proceeds received from contribution of real estate to corporate investee.


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

The Operating Partnership is developing six multifamily residential communities, with an aggregate of 1,678 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $212,200,000. As of June 30, 2001, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $89,300,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three ended June 30, 2001 and 2000.


                                             Three months ended              Six months ended
                                        -----------------------------  -----------------------------
                                        June 30,2001   June 30, 2000   June 30,2001   June 30, 2000
                                        -------------  --------------  -------------  --------------
Income before gain on the sales of
  real estate and minority interests     $17,537,000     $16,218,000    $34,455,000     $31,140,000
Adjustments:

     Depreciation and amortization         8,927,000       6,950,000     17,753,000      13,617,000
     Unconsolidated joint ventures         1,201,000       1,054,000      2,438,000       2,063,000

           Minority interests (1)         (4,602,000)     (4,778,000)    (9,206,000)     (9,504,000)
                                         -----------     -----------    -----------     -----------

       Funds From Operations             $23,063,000     $19,444,000    $45,440,000     $37,316,000
                                         ===========     ===========    ===========     ===========
Weighted average number
shares outstanding diluted (1)            21,034,366      20,708,639     20,970,138      20,641,343
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

Item 3:   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

The Operating Partnership is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Operating Partnership's real estate investment portfolio and operations. The Operating Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Operating Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of June 30, 2001 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.


For Year Ended:                            2001      2002     2003     2004    2005   Thereafter   Total
------------------------------------------------------------------------------------------------------------
Fixed rate debt (In thousands)
Amount                                      $1,826   12,225   21,490   3,602   35,624    432,437     $507,204
Average interest rate                          7.3%     7.0%     7.0%    7.3%     6.8%       6.8%

Variable rate LIBOR debt (In thousands)
Amount                                      $  -     94,158       -      -        -       58,820 (1) $153,978
Average interest                               -        5.0%      -      -        -          5.1%


(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at June 30, 2001.

Part II       Other Information
-------       -----------------

Item 2:       Changes in Securities and Use of Proceeds

On June 1, 2001, in connection with the completion of its acquisition of the Mt. Sutro Terrace Apartments, the Operating Partnership issued 50,725 Operating Partnership Units, which are convertible into common stock of the Company at the option of the holder. This private placement of operating partnership units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On June 28, 2001, the Operating Partnership completed a private placement of 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") as part of the Operating Partnership's Long Term Incentive Plan. The Operating Partnership offered these Series Z Incentive Units to eleven senior executives of the Operating Partnership in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200,000. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. The Series Z Incentive Units will automatically convert (1) if the conversion ratio reaches the maximum level of 1.0, (2) if none of the participating executives remain employed by the Operating Partnership, (3) if the Operating Partnership dissolves or is liquidated or, (4) at the latest, on January 1, 2016. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

The Series Z Incentive Units are entitled to participate in regular quarterly distributions on an adjusted basis. Initially, each Series Z Incentive Unit will receive 10% of the distribution received by each common Operating Partnership unit. Over time the distribution percentage may increase, generally based on satisfaction of the same conditions as increases in the conversion ratio.

The Operating Partnership did not engage any underwriters or placement agents in connection with the private placement and no commissions were paid. The Operating Partnership anticipates collecting the capital commitment by offsetting future distributions to the participating executives and using the proceeds for working capital purposes. In light of information received by the Operating Partnership in connection with such transaction, management believes that the private placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6:       Exhibits and Reports on Form 8-K

              A.     Exhibits
                     --------

              10.1 Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P.

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



                                   ESSEX PROPERTY TRUST, INC.



                                   /S/ MARK J. MIKL
                                   ----------------
                                   Mark J. Mikl, Vice President and Controller
                                   (Authorized Officer and
                                   Principal Accounting Officer)


                                   August 13, 2001
                                   ---------------
                                   Date