Form 10-Q
period 2001-09-30
ESSEX PORTFOLIO LP
filed 2001-11-13
CIK 1053059

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                                TABLE OF CONTENTS
                                    FORM 10-Q

                        Part I                                          Page No.
                                                                        --------
Item 1    Financial Statements (Unaudited)                                 3

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000                                            4

          Consolidated Statements of Operations for the three months
          ended September 30, 2001 and 2000                                5

          Consolidated Statements of Operations for the Nine months
          ended September 30, 2001 and 2000                                6

          Consolidated Statements of Partners' Capital
          for the Nine months ended September 30, 2001
          and the year ended December 31, 2000                             7

          Condensed Consolidated Statements of Cash Flows
          for the Nine months ended September 30, 2001 and 2000            8

          Notes to Consolidated Financial Statements                       9

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             17

Item 3    Quantitative and Qualitative Disclosure About Market Risk       25


                        Part II

Item 2    Changes in Securities and Use of Proceeds                       26

Item 6    Exhibits and Reports on Form 8-K                                26

          Signatures                                                      27

Part I   Financial Information
------   ---------------------

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

                              ESSEX PORTFOLIO, L.P.
                           Consolidated Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                                       September 30,       December 31,
                                   Assets                                  2001                2000
                                   ------                            -----------------   -----------------
Real estate:
     Rental properties:
         Land and land improvements                                  $        291,754    $        289,796
         Buildings and improvements                                           878,727             866,612
                                                                     -----------------   -----------------
                                                                            1,170,481           1,156,408
         Less accumulated depreciation                                       (146,928)           (119,499)
                                                                     -----------------   -----------------
                                                                            1,023,553           1,036,909
     Investments                                                               92,813              65,703
     Real estate under development                                             79,800              38,231
                                                                     -----------------   -----------------
                                                                            1,196,166           1,140,843

Cash and cash equivalents-unrestricted                                         12,341               6,600
Cash and cash equivalents-restricted                                           17,458              18,965
Notes receivable from investees and related parties                           102,165              77,081
Notes and other receivables                                                    33,085              24,062
Prepaid expenses and other assets                                               6,816               7,654
Deferred charges, net                                                           5,968               6,644
                                                                     -----------------   -----------------
                                                                     $      1,373,999    $      1,281,849
                                                                     =================   =================
                      Liabilities and Partners' Capital
                      ---------------------------------

Mortgage notes payable                                               $        565,138    $        502,066
Lines of credit                                                               107,767              93,469
Accounts payable and accrued liabilities                                       33,964              30,430
Distributions payable                                                          16,619              14,538
Other liabilities                                                               6,435               6,539
Deferred gain                                                                       -               5,002
                                                                     -----------------   -----------------
                    Total liabilities                                         729,923             652,044

Minority interests                                                              5,584                 364

Partners' capital:
     General Partner:
         Common equity                                                        393,048             391,675
         Preferred equity                                                           -                   -
                                                                     -----------------   -----------------
                                                                              393,048             391,675
     Limited Partners:
         Common equity                                                         40,954              33,276
         Preferred equity                                                     204,490             204,490
                                                                     -----------------   -----------------
                                                                              245,444             237,766
                                                                     -----------------   -----------------
                    Total partners' capital                                   638,492             629,441
                                                                     -----------------   -----------------
                    Total liabilities and partners' capital          $      1,373,999    $      1,281,849
                                                                     =================   =================

        See accompanying notes to the consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)

                                                                              Three months ended
                                                                   ----------------------------------------
                                                                      September 30,          September 30,
                                                                           2001                  2000
                                                                   -------------------   ------------------
Revenues:
     Rental                                                        $            44,838   $           42,587
     Other property                                                              1,372                1,131
                                                                   -------------------   ------------------
         Total property                                                         46,210               43,718
     Interest and other                                                          5,553                3,640
                                                                   -------------------   ------------------
         Total revenues                                                         51,763               47,358
                                                                   -------------------   ------------------

Expenses:
     Property operating expenses
         Maintenance and repairs                                                 2,829                2,630
         Real estate taxes                                                       3,140                2,815
         Utilities                                                               2,309                2,140
         Administrative                                                          3,689                3,508
         Advertising                                                               655                  657
         Insurance                                                                 307                  253
         Depreciation and amortization                                           9,197                8,689
                                                                   -------------------   ------------------
                                                                                22,126               20,692

    Interest                                                                    10,105                8,345
    Amortization of deferred financing costs                                       143                  160
    General and administrative                                                   1,838                2,215
                                                                   -------------------   ------------------
         Total expenses                                                         34,212               31,412
                                                                   -------------------   ------------------

         Income before gain related to sale of real estate
           and minority interests                                               17,551               15,946

     Gain related to sale of real estate                                         3,788                    -
                                                                   -------------------   ------------------

         Income before minority interests                                       21,339               15,946

     Minority interests                                                            (28)                 (22)
                                                                   -------------------   ------------------

         Net income                                                             21,311               15,924

     Dividends on preferred units-limited partner                               (4,580)              (4,580)
                                                                   -------------------   ------------------

             Net income available to common units                  $            16,731   $           11,344
                                                                   ===================   ==================


Per operating partnership unit data:
     Basic:
             Net income                                            $              0.81   $             0.55
                                                                   ===================   ===================

         Weighted average number of partnership
           units outstanding during the period                              20,779,226           20,464,016
                                                                   ===================   ===================

     Diluted:
             Net income                                            $              0.79   $             0.54
                                                                   ===================   ===================

         Weighted average number of partnership
           units outstanding during the period                              21,093,631           20,891,729
                                                                   ===================   ===================
     Distributions per Operating Partnership common unit           $              0.70   $             0.61
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

                              ESSEX PORTFOLIO, L.P.
                      Consolidated Statements of Operations
                                   (Unaudited)
                 (Dollars in thousands, except per unit amounts)

                                                                                Nine months ended
                                                                    ------------------------------------------
                                                                       September 30,           September 30,
                                                                           2001                    2000
                                                                    -------------------    -------------------
Revenues:
     Rental                                                         $          134,473     $          118,489
     Other property                                                              4,295                  3,236
                                                                    -------------------    -------------------
         Total property                                                        138,768                121,725
     Interest and other                                                         14,149                  7,581
                                                                    -------------------    -------------------
         Total revenues                                                        152,917                129,306
                                                                    -------------------    -------------------

Expenses:
     Property operating expenses

         Maintenance and repairs                                                 8,496                  7,194
         Real estate taxes                                                       9,182                  8,276
         Utilities                                                               7,290                  6,163
         Administrative                                                         10,934                 10,280
         Advertising                                                             2,013                  1,669
         Insurance                                                                 802                    723
         Depreciation and amortization                                          26,950                 22,306
                                                                    -------------------    -------------------
                                                                                65,667                 56,611

     Interest                                                                   29,166                 20,620
     Amortization of deferred financing costs                                      510                    479
     General and administrative                                                  5,566                  4,510
                                                                    -------------------    -------------------
         Total expenses                                                        100,909                 82,220
                                                                    -------------------    -------------------

         Income before gain related to sale of real estate
             and minority interests                                             52,008                 47,086

     Gain related to sale of real estate                                         3,788                  4,022
                                                                    -------------------    -------------------

         Income before minority interests                                       55,796                 51,108


     Minority interests                                                            (75)                  (348)
                                                                    -------------------    -------------------

         Net income                                                             55,721                 50,760

     Dividends on preferred units-general partner                                    -                   (245)
     Dividends on preferred units-limited partner                              (13,739)               (13,739)
                                                                    -------------------    -------------------

             Net income available to common units                   $           41,982     $           36,776
                                                                    ===================    ===================


Per operating partnership unit data:
     Basic:
             Net income                                             $             2.03     $             1.82
                                                                    ===================    ===================

         Weighted average number of partnership
           units outstanding during the period                              20,680,335             20,217,529
                                                                    ===================    ===================

     Diluted:
             Net income                                             $             2.00     $             1.79
                                                                    ===================    ===================

         Weighted average number of partnership
           units outstanding during the period                              21,003,100             20,658,467

                                                                    ===================    ===================
     Distributions per Operating Partnership common unit            $             2.10     $             1.77
                                                                    ===================    ===================

   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                  Consolidated Statements of Partners' Capital
              For the nine months ended September 30, 2001 and the
                          year ended December 31, 2000
                                   (Unaudited)
                        (Dollars and units in thousands)

                                                            General Partner                        Limited Partners
                                              ---------------------------------------   ---------------------------------
                                                                          Preferred                          Preferred
                                                     Common Equity          Equity          Common Equity      Equity
                                              -------------------------  ------------   ------------------- -------------
                                                 Units       Amount          Amount      Units      Amount     Amount        Total
                                              ----------  -------------  ------------   -------- ---------- ------------- ----------

Balances at December 31, 1999                   18,050     $   383,379     $  4,314      2,082    $ 31,420     $204,490    $623,603

Contribution-net proceeds
      from options exercised                       156           3,344            -          -           -            -       3,344
Common units issued from
      conversion of Convertible
      Preferred Stock                              211           4,314       (4,314)         -           -            -           -
Redemption of limited partner
      common units                                   -               -            -        (12)       (555)           -        (555)
Issuance of limited partner
      common units                                   -               -            -         59       2,365            -       2,365
Net income                                           -          44,105          245          -       5,062       18,319      67,731
Partners' distributions                              -         (43,467)        (245)         -      (5,016)     (18,319)     67,047)
                                                ------     -----------     --------      -----    --------     --------    ---------

Balances at December 31, 2000                   18,417         391,675            -      2,129      33,276      204,490     629,441

Contribution-net proceeds
      from options exercised                        95           2,703            -          -           -            -       2,703
Redemption of limited partner
      common units                                   -               -            -        (49)     (2,555)           -      (2,555)
Issuance of limited partner
      common units                                   -               -            -        209      10,381            -      10,381
Net income                                           -          37,476            -          -       4,506       13,739      55,721
Partners' distributions                              -         (38,806)           -          -      (4,654)     (13,739)    (57,199)
                                                ------     -----------     --------      -----    --------     --------    ---------
Balances at September 30, 2001                  18,512     $   393,048     $      -      2,289    $ 40,954     $204,490    $638,492
                                                ======     ===========     ========      =====    ========     ========    ========


   See accompanying notes to the consolidated unaudited financial statements.

                              ESSEX PORTFOLIO, L.P.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               Nine months ended
                                                                          ------------------------------
                                                                          September 30,    September 30,
                                                                              2001             2000
                                                                          -------------    -------------
Net cash provided by operating activities:                                $      81,371    $      67,501
                                                                          -------------    -------------

Cash flows from investing activities:
     Additions to real estate                                                   (17,445)         (69,193)
     Proceeds received from the disposition of real estate                           --           31,302
     Proceeds received from contribution of real estate to
        corporate investee                                                       15,987               --
     Decrease / (increase) in restricted cash                                     1,507             (637)
     Additions to notes receivable from investees,
        related parties and other receivables                                   (49,798)         (60,700)
     Repayment of notes receivable from investees,
        related parties and other receivables                                    13,792            3,615
     Additions to real estate under development                                 (34,495)         (33,326)
     Net contribution to investments in corporations
        and limited partnerships                                                (27,296)          (4,241)
                                                                          -------------    -------------

         Net cash used in investing activities                                  (97,748)        (133,180)
                                                                          -------------    -------------

Cash flows from financing activities:
     Proceeds from mortgage and other notes payable
        and lines of credit                                                     226,903          234,544
     Repayment of mortgage and other notes payable
        and lines of credit                                                    (155,677)        (127,439)
     Additions to deferred charges                                                 (140)          (1,232)
     Net proceeds from stock options exercised and shares
        issued through dividend reinvestment plan                                 2,703            2,929
     Contributions from minority interest partners                                6,000               --
     Distributions to minority interest partners                                (18,087)         (17,332)
     Redemption of operating partnership units                                   (2,555)            (218)
     Dividends paid                                                             (37,029)         (31,197)
                                                                          -------------    -------------
         Net cash provided by financing activities                               22,118           60,055
                                                                          -------------    -------------

Net increase in cash and cash equivalents                                         5,741           (5,624)
Cash and cash equivalents at beginning of period                                  6,600           12,348
                                                                          -------------    -------------
Cash and cash equivalents at end of period                                $      12,341    $       6,724
                                                                          =============    =============

Supplemental disclosure of cash flow information:
     Cash paid for interest, net of $2,353 and $1,779 capitalized         $      26,507    $      19,803
                                                                          =============    =============

Supplemental disclosure of non-cash investing and financing activities:

     Issuance of Operating Partnership Units in
         connection with the purchase of real estate                      $      10,381    $       2,365
                                                                          =============    =============

     Real estate under development transferred to rental properties       $          --    $      89,483
                                                                          =============    =============

     Exchange of notes receivable from investees for investments          $       8,347    $          --
                                                                          =============    =============

     Contribution of real estate in exchange for notes receivable and
         investments                                                      $      22,463    $          --
                                                                          =============    =============

     Consolidation of previously unconsolidated investment                $       8,087    $       2,771
                                                                          =============    =============

     Mortgage note payable assumed in connection with
         purchase of real estate                                          $       6,144    $      53,900
                                                                          =============    =============

     Exchange of investment for note receivable from investee             $       1,501    $          --
                                                                          =============    =============

   See accompanying notes to the consolidated unaudited financial statements.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)


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

       The Company is the sole general partner in the Operating Partnership, owning an 89.0%, 89.6% and 89.6% general partnership interest as September 30, 2001, December 31, 2000 and September 30, 2000, respectively.

       As of September 30, 2001, the Operating Partnership operates and has ownership interests in 87 multifamily properties (containing 19,918 units) and two commercial properties (with approximately 56,000 square feet) (collectively, the "Properties"). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

       All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    Significant Transactions
       ------------------------

       (A) Private Equity Fund
           -------------------

       On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund organized by the Operating Partnership, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Operating Partnership's development, redevelopment and asset management capabilities.

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)




       The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105,000. Subsequent to September 30, 2001, the Fund obtained an equity commitment from an additional institutional investor bringing total equity commitments to approximately $145,000. An affiliate of the Operating Partnership, Essex VFGP, L.P., is the Fund's general partner (the "General Partner"). The Operating Partnership owns a 99% limited partner interest in the General Partner. Additional closings are expected to occur as investors who have been offered the opportunity to invest in the Fund make their determinations before the final closing date of January 15, 2002. The Fund is currently anticipated to have total capital commitments of between $200,000 and $250,000 and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. Including the additional equity commitment received subsequent to September 30, 2001, the Operating Partnership, through the General Partner, has a 34.38% interest in the Fund on economic terms identical to the other investors with respect to capital invested. Though the Operating Partnership expects its interest in the Fund to be diluted as a result of future closings, the Operating Partnership is committed to invest an amount equal to at least 20% of the aggregate capital committed to the Fund.

       Since August 2000 the General Partner has acquired several properties in anticipation of the Fund's formation. These properties include six apartment properties having 1,377 apartment units and two development land parcels on which approximately 368 units are planned for construction. These properties have an aggregate purchase price of approximately $123,000. In addition, five of the properties are encumbered by non-recourse mortgages in the aggregate amount of approximately $70,000. On September 20, 2001, ownership interests in one of these properties, Andover Park Apartments, a 240-unit apartment community located in Beaverton, Oregon was transferred to the Fund. In conjunction with this transfer, the Fund entered into a new $12,525 long-term non-recourse mortgage secured by this previously unencumbered property. The loan bears interest at a fixed rate of 6.66% and is due in September 2011. The General Partner anticipates that ownership interests in the remaining properties will be transferred to the Fund in the fourth quarter of 2001. The net investments in these remaining properties are carried on the Operating Partnership's balance sheet as investments and notes receivable from investees and related parties.

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

       Subject to specific exceptions, the Fund will generally be the Operating Partnership's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under
       Section 1031 of the Internal Revenue, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and
       (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Operating Partnership is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)

       The Operating Partnership's senior executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as the portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund also has a five-person advisory committee representing the investors.

       (B) Acquisition Activities of the Fund
           ----------------------------------

       On August 13, 2001 the Fund purchased Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California for a contract price of $62,000. In conjunction with this transaction the Fund assumed a $39,989, 7.99% fixed rate, secured loan which matures in July 2005.

       (C) Disposition Activities
           ----------------------

       On September 21,2001, two partnerships in which EMC is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest sold to an unrelated third party its remaining three retail centers, Canby Square, Garrison Square and Powell Villa located in the Portland, Oregon metropolitan area for a contract price of $14,527. The Operating Partnership recognized a previously deferred gain of $3,788, net of disposition related costs, related to this transaction. In conjunction with this sale, in a tax deferred exchange transaction, these two partnerships acquired on September 28, 2001, Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California for a contract price of $16,650.

       (D) Development Communities
           -----------------------

       The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2001, the Operating Partnership has ownership interests in five development communities, with an aggregate of 1,274 multifamily units. During the third quarter, the Operating Partnership reached stabilized operations at one property, Tierra Vista, a 404-unit apartment community located in Oxnard, California.

       (E) Redevelopment Communities
           -------------------------

       The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2001, the Operating Partnership has ownership interests in five redevelopment communities, which contain an aggregate of 1,178 units with total originally projected investment of $24,304 of which approximately $10,020 remains to be expended. During the third quarter, the Operating Partnership reached stabilized operations at one property, Hillcrest Park, a 608-unit apartment community located in Newbury Park, California.

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)

       (F)  Other
            -----

       In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's common stock. Pursuant to the program, in 1999, the participants entered into a swap agreement with a securities broker whereby the securities broker acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement by its terms expires in September 2004 at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In the last week of August 2001, the directors and management effected an early termination of the agreement with respect to 40,718 shares of the total 223,475 shares, realizing a gain of approximately $18 per share. Participants are obligated for any termination or settlement shortfall. The Company is a guarantor of participant obligations under the program.

       (G)  Subsequent Event - Equity Transaction
            -------------------------------------

       In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares will be reflected as a reduction of the common stock and additional-paid-in-capital in the Operating Partnership's consolidated balance sheets for the quarter ended December 31, 2001.

       (H)  Subsequent Event - Investments
            ------------------------------

       On November 1, 2001, the Operating Partnership acquired ownership interests in partnerships which own the following five multifamily properties:

       Villa Angelina               256 units        Placentia, CA
       Valley Park Apartments       160 units        Fountain Valley, CA
       Hearthstone Apartments       140 units        Santa Ana, CA
       Treehouse Apartments         164 units        Santa Ana, CA
       Montejo Apartments           124 units        Garden Grove, CA

       Four of the properties are individually encumbered by non-recourse mortgages, with a cumulative balance of $39,809, each with a fixed interest rate of 6.98% and due date of December 2010. One property, Hearthstone Apartments, is encumbered by two non-recourse mortgages, aggregating to $10,177 and having a weighted average interest rate of 7.01% and both with a due date of June 2009.

       Each multifamily asset is owned by a limited partnership. The Operating Partnership's investment is in the form of a 1% special limited partnership interest and the 1% sole general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may elect to deliver an aggregate of 461,163 shares of the Company's common stock in lieu of the combined partnerships cash redemption obligation. The Operating Partnership's interests in these properties are accounted for under the equity method of accounting.

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(3)    Related Party Transactions
       --------------------------

       All general and administrative expenses of the Company, Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2001 and 2000 totaled $747 and $447, respectively, and $1,665 and $950 for the nine months ended September 30, 2001 and 2000, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

       Interest and other income includes interest income of $1,280 and $235 for the three months ended September 30, 2001 and 2000, respectively, and $3,498 and $534 for the nine months ended September 30, 2001 and 2000, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership's investees of $564 and $358 for the three months ended September 30, 2001 and 2000, respectively, and $1,332 and $1,389 for the nine months ended September 30, 2001 and 2000, respectively.

       Notes receivable from investees and related parties as of September 30, 2001 and December 31, 2000 consist of the following:

                                                                                September 30,     December 31,
                                                                                -------------     ------------
       Notes receivable from joint ventures investees:                              2001              2000
                                                                                    ----              ----
         Notes receivable from VFGP L.P.'s, secured,
         bearing interest at 9% - Prime + 3%, due 2001-2010                       $   40,412       $   47,840

         Receivables from VFGP L.P.s, non interest bearing, due on demand              8,904            4,804

         Note receivable from Highridge Apartments, secured,
         bearing interest at 9%, due March 2008                                           --            1,047

         Note receivable from Highridge Apartments, secured,
         bearing interest at 10%, due on demand                                        2,950            2,950

         Notes receivable from Fidelity 1, secured,
         bearing interest at 7% - LIBOR + 2.5%, due 2002-2004                         44,617            5,613

         Receivables from Down REIT entities, non interest bearing,
         due on demand                                                                    --            8,281

         Receivable from Newport Beach North LLC and Newport Beach
         South LLC, non interest bearing, due on demand                                1,423            1,753

         Receivable from City Heights LP, non interest bearing,
         due on demand                                                                    --              865

       Other related party receivables:

         Loans to officers, secured, bearing interest at 8%, due April 2006              633              633

         Other related party receivables, substantially due on demand                  3,226            3,295
                                                                                  ----------       ----------

                                                                                  $  102,165       $   77,081
                                                                                  ==========       ==========

       Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)

(4)    New Accounting Pronouncements
       -----------------------------

       The Operating Partnership has adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. During 1996 and 1999, the Operating Partnership purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax-exempt variable rate demand bonds. The Operating Partnership has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Operating Partnership determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450,000, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

       In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Operating Partnership does not expect the adoption of Statements 141 and 142 to have a material effect on the financial statements.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, "Reporting Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. The Operating Partnership will adopt SFAS No. 144 effective January 1, 2002. The Operating Partnership has determined that the adoption of SFAS No. 144 will not have a material impact on the Operating Partnership's financial statements

                   Notes to Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)
          (Dollars in thousands, except per share and per unit amounts)

(5)    Segment Information
       -------------------

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

                                                                Three months ended
                                                     September 30, 2001      September 30, 2000
       ------------------------------------------------------------------------------------------
       Revenues
           Northern California                           $       16,477           $      15,446
           Southern California                                   18,376                  17,551
           Pacific Northwest                                     11,357                  10,721
                                                         --------------           -------------
                Total segment revenues                           46,210                  43,718
       Interest and other income                                  5,553                   3,640
                                                         --------------           -------------
                Total revenues                           $       51,763           $      47,358
                                                         ==============           =============

       Net operating income:
           Northern California                           $       12,701                  11,952
           Southern California                                   12,785                  12,167
           Pacific Northwest                                      7,795                   7,596
                                                         --------------           -------------
                Total segment net operating income               33,281                  31,715
       Interest and other income                                  5,553                   3,640
       Depreciation and amortization                             (9,197)                 (8,689)
       Interest                                                 (10,105)                 (8,345)
       Amortization of deferred financing costs                    (143)                   (160)
       General and administrative                                (1,838)                 (2,215)
                                                         ---------------          --------------
                Income before gain on the sales of real
                   estate, minority interests and
                   extraordinary item                    $       17,551           $      15,946
                                                         ==============           =============

                                                                 Nine months ended
                                                     September 30, 2001      September 30, 2000
       ------------------------------------------------------------------------------------------
       Revenues
           Northern California                           $       50,072           $      41,636
           Southern California                                   54,561                  50,096
           Pacific Northwest                                     34,135                  29,993
                                                         --------------           -------------
                Total segment revenues                          138,768                 121,725
       Interest and other income                                 14,149                   7,581
                                                         --------------           -------------
                Total revenues                           $      152,917           $     129,306
                                                         ==============           =============


       Net operating income:
           Northern California                           $       38,750                 32,166
           Southern California                                   37,812                 34,580
           Pacific Northwest                                     23,489                 20,674
                                                         --------------          -------------
                Total segment net operating income              100,051                 87,420
       Interest and other income                                 14,149                  7,581
       Depreciation and amortization                            (26,950)               (22,306)
       Interest                                                 (29,166)               (20,620)
       Amortization of deferred financing costs                    (510)                  (479)
       General and administrative                                (5,566)                (4,510)
                                                         ---------------         --------------
                Income before gain on the sales of real
                   estate, minority interests and
                   extraordinary item                    $       52,008          $      47,086
                                                         ==============          =============

                   Notes to Consolidated Financial Statements
                          September 30, 2001 and 2000
                                  (Unaudited)
         (Dollars in thousands, except per share and per unit amounts)

(5)    Segment Information (continued)
       -------------------------------

                                                           September 30, 2001      December 31, 2000
       ---------------------------------------------------------------------------------------------
       Assets:
           Northern California                                 $      304,029          $     289,839
           Southern California                                        457,571                478,835
           Pacific Northwest                                          261,953                268,235
                                                               --------------          -------------
                Total segment net real estate assets                1,023,553              1,036,909
       Non-segment assets                                             350,446                244,940
                                                               --------------          -------------
                Total assets                                   $    1,373,999          $   1,281,849
                                                               ==============          =============

(6)    Net Income Per Unit
       -------------------

                                                           Three months ended                    Three months ended
                                                           September 30, 2001                    September 30, 2000
                                                    ---------------------------------      ---------------------------------
                                                                 Weighted      Per                      Weighted      Per
                                                                 Average       Unit                     Average       Unit
                                                      Income      Units       Amount         Income      Units       Amount
       Net Income                                   $  21,311                              $  15,924
       Less:  dividends on general and limited
              partner preferred equity                 (4,580)                                (4,580)
                                                    ---------                             ----------
       Basic:
         Income available to
            common units                               16,731     20,779     $   0.81         11,344      20,464    $   0.55
                                                    ---------     ------     ========      ---------    --------    ========
       Effect of Dilutive Securities:
         Convertible preferred stock                        -          -                           -          41
         Stock options                                      -        315                           -         387
                                                    ---------     ------                   ---------    --------

       Diluted:
         Income available to common
             units plus assumed
            conversions                             $  16,731     21,094     $   0.79      $  11,344      20,892    $   0.54
                                                    =========     ======     ========      =========    ========    ========

                                                             Nine months ended                    Nine months ended
                                                             September 30, 2001                   September 30, 2000
                                                             ------------------------     ----------------------------------
                                                                 Weighted       Per                     Weighted      Per
                                                                 Average       Unit                     Average       Unit
                                                      Income      Units       Amount         Income      Units       Amount
       Net Income                                   $  55,721                              $  50,760
       Less:  dividends on general and limited
              partner preferred equity                (13,739)                               (13,984)
                                                    ---------                              ---------
       Basic:
         Income available to
            common units                               41,982      20,680    $   2.03         36,776      20,218    $   1.82
                                                    ---------      ------    ========      ---------    --------    ========
       Effect of Dilutive Securities:
         Convertible preferred stock                        -           -                        245         154
         Stock options                                      -         323                          -         287
                                                    ---------      ------                  ---------    --------

       Diluted:
         Income available to common
             units plus assumed
            conversions                             $  41,982      21,003    $   2.00      $  37,021      20,659    $   1.79
                                                    =========      ======    ========      =========    ========    ========

Item 2:    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and nine months ended September 30, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 2001, December 31, 2000 and September 30, 2000, owed an 89.0%, 89.6% and 89.6% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include the Operating Partnership's expectation as to the total capital commitments of the Essex Apartment Value Fund and the acquisition activities of that fund, statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2001, potential acquisitions and developments, the anticipated performance of existing properties, future acquisitions and developments and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the total capital commitments and acquisition activities of the Essex Apartment Value Fund will be less than anticipated, that the actual completion of development projects will be subject to delays, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and nine months ended September 30, 2001 and 2000. The Operating Partnership's multifamily properties (the "Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund is currently anticipated to have total capital commitments of between $200 million and $250 million and will utilize leverage of between 60% to 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest an amount equal to or greater than 20% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 71 multifamily residential properties and its headquarters building. Of the multifamily properties acquired since the Operating Partnership began operations, 14 are located in Northern California, 37 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and five is located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 15,607 multifamily units with total capitalized acquisition costs of approximately $1,306.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and one commercial property in Northern California at an aggregate gross sales price of approximately $118.7 million resulting in total net realized gains of approximately $25.8 million.

The Operating Partnership is currently developing five multifamily residential communities, with an aggregate of 1,044 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $156.7 million. As of September 30, 2001, together with its joint venture partners, the Operating Partnership's remaining development commitment is approximately $68.1 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 2000
------------------------

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties owned by the Operating Partnership for each of the three months ended September 30, 2001 and 2000) was 94.7% and 97.0%, for the three months ended September 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2001 and 2000 are as follows:

                                  September 30, 2001    September 30, 2000
                                  ------------------    ------------------

         Southern California            95.4%                 96.4%
         Northern California            94.6%                 98.0%
         Pacific Northwest              94.4%                 96.4%

Total Revenues increased by $4,405,000 or 9.3% to $51,763,000 in the third quarter of 2001 from $47,358,000 in the third quarter of 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                          Three Months Ended
                                         Number of          September 30,            Dollar      Percentage
                                                            -------------
                                         Properties       2001         2000          Change        Change
                                         ----------       ----         ----          ------        ------
                                                        (Dollars in thousands)
Revenues
   Property revenues Quarterly
    Same Store Properties
     Southern California                       17       $ 12,269     $  11,726      $     543          4.6%
     Northern California                       14         14,075        13,532            543          4.0
     Pacific Northwest                         20          9,481         9,343            138          1.5
                                               --       --------     ---------      ---------      -------

          Properties                           51         35,825        34,601          1,224          3.5
   Property revenues properties
     acquired/disposed of
     subsequent June 30, 2000                             10,385         9,117          1,268         13.9
                                                        --------     ---------      ---------      -------
       Total property revenues (1)                        46,210        43,718          2,492          5.7
                                                        --------     ---------      ---------      -------

Interest and other income                                  5,553         3,640          1,913         52.6
                                                        --------     ---------      ---------      -------
       Total revenues                                   $ 51,763     $  47,358      $   4,405          9.3%
                                                        ========     =========      =========      =======

(1) Also includes two commercial properties, redevelopment communities, and development communities.


As set forth in the above table, $1,268,000 of the $4,405,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to June 30, 2000, redevelopment communities, development communities and two commercial properties. During this period, the Operating Partnership acquired interests in nine multifamily properties, one commercial property, and reached stabilized operations at two development communities (the "Quarterly Acquisition Properties").

Of the increase in total revenues, $1,224,000 is attributable to increases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties increased by approximately 3.5% to $35,825,000 in the third quarter of 2001 from $34,601,000 in the third quarter of 2000. The majority of this increase was attributable to the 14 Quarterly Same Store Properties located in Northern California and the 17 Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Northern California increased by $543,000 or 4.0% to $14,075,000 in the third quarter of 2001 from $13,532,000 in the third quarter of 2000. The property revenues of the Quarterly Same Store Properties in Southern California increased by $543,000 or 4.6% to $12,269,000 in the third quarter of 2001 from $11,726,000 in the third quarter of 2000. The $543,000 increase in Northern California is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.6% in the third quarter of 2001 from 98.0% in the third quarter of 2000. The $543,000 increase in Southern California is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 95.4% in the third quarter of 2001 from 96.4% in the third quarter of 2000. The 20 multifamily residential properties located in the Pacific Northwest also contributed to the Quarterly Same Store Properties property revenues increase. The property revenues of these properties increased by $138,000 or 1.5% to $9,481,000 in the third quarter of 2001 from $9,343,000 in the third quarter of 2000. The $138,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.4% in the third quarter of 2001 from 96.4% in the third quarter of 2000. The increase in total revenue also reflects an increase of $1,913,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $2,800,000 or approximately 8.9% to $34,212,000 in the third quarter of 2001 from $31,412,000 in the third quarter of 2000. Interest expense increased by $1,760,000 or 21.1% to $10,105,000 in the third quarter of 2001 from $8,345,000 in the third quarter of 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $926,000 or 7.7% to $12,929,000 in the third quarter of 2001 from $12,003,000 in the third quarter of 2000. Of such increase, $312,000 was attributable to the Quarterly Acquisition Properties. Depreciation and amortization increased by $508,000 or approximately 5.9% to $9,197,000 in the third quarter of 2001 from $8,689,000 in the third quarter of 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $377,000 in the third quarter of 2001 from the amount for the third quarter of 2000. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC and an increase in bonus expense in the third quarter of 2000 as partially offset by additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $5,387,000 to $21,311,000 in the third quarter of 2001 from $15,924,000 in the third quarter of 2000. Net income for the third quarter of 2001 included recognition of previously deferred gain (net of disposition related costs) relating to the sale of real estate of $3,788,000. No gains on sale were recognized in the third quarter of 2000. The remainder of the increase is attributable to the net contribution of the Quarterly Acquisition Properties and the increase in net operating income from the Quarterly Same Store Properties.

Comparison of the Nine Months Ended September 30, 2001 to the Nine Months Ended
--------------------------------------------------------------------------------
September 30, 2000
-------------------

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties owned by the Operating Partnership for each of the nine months September 30, 2001 and 2000) was 95.5% and 96.8%, for the nine months ended September 30, 2001 and 2000, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2001 and 2000 are as follows:

                                  September 30,      September 30,
                                      2001               2000
                                      ----               ----

         Southern California          95.6%              96.3%
         Northern California          95.8%              97.8%
         Pacific Northwest            95.0%              95.9%

Total Revenues increased by $23,611,000 or 18.3% to $152,917,000 in the nine months ended September 30, 2001 from $129,306,000 in the nine months ended September 30, 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                       Nine Months Ended
                                        Number of         September 30,           Dollar      Percentage
                                                          -------------
                                        Properties     2001          2000         Change        Change
                                        ----------     ----          ----         ------        ------
                                                   (Dollars in thousands)
Revenues
   Property revenues
    Same Store Properties
     Southern California                    15       $ 32,461     $  30,555      $   1,906          6.2%
     Northern California                    14         43,106        38,539          4,567         11.9
     Pacific Northwest                      19         26,969        26,001            968          3.7
                                            --       --------     ---------      ---------      -------

          Properties                        48        102,536        95,095          7,441          7.8
   Property revenues properties
     acquired/disposed of
     subsequent December 31, 1999                      36,232        26,630          9,602         36.1
                                                     --------     ---------      ---------      -------
       Total property revenues (1)                    138,768       121,725         17,043         14.0
                                                     --------     ---------      ---------      -------

Interest and other income                              14,149         7,581          6,568         86.6
                                                     --------     ---------      ---------      -------
       Total revenues                                $152,917     $ 129,306      $  23,611         18.3%
                                                     ========     =========      =========      =======

(1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, $9,602,000 of the $23,611,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to December 31, 1999, redevelopment communities, development communities and two commercial properties. During this period, the Operating Partnership acquired interests in fifteen multifamily properties and reached stabilized operations at six development communities (the "Post 1999 Acquisition Properties") and disposed of one multifamily property (the "Post 1999 Disposition Properties").

Of the increase in total revenues, $7,441,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 7.8% to $102,536,000 in the nine months ended September 30, 2001 from $95,095,000 in the nine months ended September 30, 2000. The majority of this increase was attributable to the 14 Same Store Properties located in Northern California. The property revenues of the Same Store Properties in Northern California increased by $4,567,000 or 11.9% to $43,106,000 in the nine months ended September 30, 2001 from $38,539,000 in the nine months ended September 30, 2000. This $4,567,000 increase is primarily attributable to rental rate increases offset by a decrease in financial occupancy to 95.8% in the nine months ended September 30, 2001 from 97.8% in the nine months ended September 30, 2000. The 15 Same Store Properties located in Southern California accounted for the next largest regional component of the Same Store Property revenue increase. The property revenues of these properties increased by $1,906,000 or 6.2% to $32,461,000 in the nine months ended September 30, 2001 from $30,555,000 in the nine months ended September 30, 2000. The $1,906,000 increase is attributable to rental rate increases as offset by a decrease in financial occupancy to 95.6% in the nine months ended September 30, 2001 from 96.3% in the nine months ended September 30, 2000. The 19 multifamily residential properties located in the Pacific Northwest also contributed to the Same Store Properties property revenues increase. The property revenues of these properties increased by $968,000 or 3.7% to $26,969,000 in the nine months ended September 30, 2001 from $26,001,000 in the nine months ended September 30, 2000. The $968,000 increase is primarily attributable to rental rate increases and as offset be a decrease in financial occupancy to 95.0% in the nine months ended September 30, 2001 from 95.9% in the nine months ended September 30, 2000. The increase in total revenue also reflected an increase of $6,568,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership's joint venture investments.

Total Expenses increased by $18,689,000 or approximately 22.7% to $100,909,000 in the nine months ended September 30, 2001 from $82,220,000 in the nine months ended September 30, 2000. Interest expense increased by $8,546,000 or 41.4% to $29,166,000 in the nine months ended September 30, 2001 from $20,620,000 in the nine months ended September 30, 2000. Such increase was primarily due to the net addition of outstanding mortgage debt in connection with property and investment acquisitions which was offset in part by capitalization of interest charges relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, increased by $4,412,000 or 12.9% to $38,717,000 in the nine months ended September 30, 2001 from $34,305,000 in the nine months ended September 30, 2000. Of such increase, $2,902,000 was attributable to the Post 1999 Acquisition Properties and the Post 1999 Disposition Properties. Depreciation and amortization increased by $4,644,000 or approximately 20.8% to $26,950,000 in the nine months ended September 30, 2001 from $22,306,000 in the nine months ended September 30, 2000, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses increased by $1,056,000 in the nine months ended September 30, 2001 from the amount for the nine months ended September 30, 2000. This increase was largely due to additional staffing requirements resulting from the growth of the Operating Partnership as offset by an increase in the allocation of general and administrative expenses to EMC.

Net income increased by $4,961,000 to $55,721,000 in the nine months ended September 30, 2001 from $50,760,000 in the nine months ended September 30, 2000. This increase was primarily due to the net contribution of the Post 1999 Acquisition Properties and the increase in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At September 30, 2001 the Operating Partnership had $12,341,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term funding requirements relating to property acquisition and development (beyond the next 12 months) by using working capital, amounts available from its lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital, and borrowings under its lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership corporate ratings, if any, and leverage rating which has been priced at LIBOR plus 1.15% during its term. At September 30, 2001 the Operating Partnership had $77,767,000 outstanding on this line of credit, which bore an interest rate of approximately 4.0%. A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. Outstanding balances, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At September 30, 2001 the Operating Partnership had $30,000,000 outstanding on this line of credit, which bore an interest rate of approximately 4.0%.

In addition to the unsecured lines of credit, the Operating Partnership had $565,138,000 of secured indebtedness at September 30, 2001. Such indebtedness consisted of $506,318,000 in fixed rate debt with interest rates varying from 6.8% to 8.3% and maturity dates ranging from 2001 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the third quarter of 2001 ranging from 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $5,741,000 from $6,600,000 as of December 31, 2000 to $12,341,000 as of September 30, 2001.
This increase was primarily a result of $81,371,000 net cash provided by operating activities and $22,118,000 of net cash provided by financing activities, which was offset in part by $97,748,000 of net cash used in investing activities. Of the $22,118,000 of net cash provided by financing activities, $226,903,000 was received in proceeds from mortgage and other notes payable and lines of credit, which was off set by $155,677,000 in repayments of mortgage and other notes payable and lines of credit, and $37,029,000 in dividends/distributions paid. The $97,748,000 of net cash used in investing activities was primarily a result of $49,798,000 in additions to notes receivable and investments made to finance real estate property acquisitions by the Operating Partnership's investees, related party notes and other receivables, $34,495,000 used to fund real estate under development, and $17,445,000 used to purchase and upgrade rental properties which was offset in part by $15,987,000 in proceeds received from contribution of real estate to corporate investee.

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

The Operating Partnership is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/Risk Factors - Risks That Development Activities Will Be Delayed or Not Completed" in
Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $156,700,000. As of September 30, 2001, the Operating Partnership's remaining commitment to fund the estimated cost to complete is approximately $68,100,000. The Operating Partnership expects to fund such commitments with a combination of its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. The Company, the sole general partner in the Operating Partnership, has elected to be treated as a REIT under the code. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine months ended September 30, 2001 and 2000.

                                                    Three months ended                       Nine months ended
                                                    -------------------                      -----------------
                                             September 30,     September 30,          September 30,     September 30,
                                                 2001             2000                    2001              2000
                                                 ----             ----                    ----              ----
Income before gain on the sales of
  real estate and minority interests         $ 17,551,000      $  15,946,000          $ 52,008,000      $ 47,086,000
Adjustments:

     Depreciation and amortization              9,197,000          8,689,000            26,950,000        22,306,000
     Unconsolidated joint ventures              1,209,000          1,232,000             3,647,000         3,295,000
           Minority interests (1)              (4,608,000)        (4,602,000)          (13,814,000)      (14,105,000)
                                             ------------      -------------          ------------      ------------

       Funds From Operations                 $ 23,349,000      $  21,265,000          $ 68,791,000      $ 58,582,000
                                             ============      =============          ============      ============
Weighted average number
shares outstanding diluted (1)                 21,093,631         20,891,729            21,003,100        20,658,467
                                             ============      =============          ============      ============

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of September 30, 2001 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:                  2001        2002        2003         2004          2005        Thereafter          Total
----------------------------------------------------------------------------------------------------------------------------
Fixed rate debt (In thousands)
Amount                         $  937       12,381     21,879        4,020        36,076           431,025      $ 506,318
Average interest rate             7.3%         7.0%       7.0%         7.3%          6.8%              6.8%

Variable rate LIBOR debt (In thousands)
Amount                         $    -      107,767          -            -            -             58,820(1)   $ 166,587
Average interest                    -          4.0%         -            -            -                5.1%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at September 30, 2001.

Part II       Other Information
-------       -----------------

Item 2:       Changes in Securities and Use of Proceeds

On November 1, 2001, the Operating Partnership acquired ownership interests in partnerships which own the following five multifamily properties: Villa Angelina, Valley Park Apartments, Hearthstone Apartments, Treehouse Apartments, and Montejo Apartments. Each property is owned by a separate limited partnership in which the Operating Partnership has a 1% special limited partnership interest and the 1% sole general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain condition, the Operating Partnership may elect to deliver an aggregate of 461,163 shares of the Company's common stock in lieu of the combined partnerships' redemption obligation. This private placement of limited partnerships interests was completed pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

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

                                    ESSEX PORTFOLIO, L.P.
                                    A California Limited Partnership

                                    /S/ MARK J. MIKL
                                    -----------------------------------------
                                    Mark J. Mikl, Vice President and Controller
                                    (Authorized Officer and
                                    Principal Accounting Officer)


                                    November 9, 2001
                                    ----------------
                                    Date