Form 10-K
period 2001-12-31
ESSEX PORTFOLIO LP
filed 2002-04-01
CIK 1053059

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                                 [X] Yes [ ] No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part IV, Item 14, on page number 33.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 14, 2002.

                                TABLE OF CONTENTS
                                    FORM 10-K

                                                                                              Page No.
PART I
         Item 1   Business.......................................................................1
         Item 2   Properties.....................................................................16
         Item 3   Legal Proceedings..............................................................20
         Item 4   Submission of Matters to a Vote of Security Holders............................20

PART II

         Item 5   Market for Registrant's Common Stock and Related Stockholder Matters...........21
         Item 6   Selected Financial Data........................................................22
         Item 7   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................23
         Item 7A  Quantitative and Qualitative Disclosures About Market Risk.....................32
         Item 8   Financial Statements and Supplementary Data....................................32
         Item 9   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................32

PART III

         Item 10  Directors and Executive Officers of the Registrant.............................32
         Item 11  Executive Compensation.........................................................32
         Item 12  Security Ownership of Certain Beneficial Owners and Management.................32
         Item 13  Certain Relationships and Related Transactions.................................32

PART IV

         Item 14  Exhibits, Financial Statements Schedules and
                  Reports on Form 8-K............................................................33

         Signatures..............................................................................S-1

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 89.0% general partnership interest, as of December 31, 2001 (except with regard to the section entitled "Other Matters/ Risk Factors," below, wherein all reference to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, projected stabilization dates for development properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2001, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 89.0% general partnership interest and senior members of the Company's Board of Directors, management and certain outside investors own approximately 11.0% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio consists of ownership interests in 92 properties (comprising 20,762 apartment units), 11,295 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units of which are located in Northern California (the San Francisco Bay Area) and 5,444 units of which are located in the Pacific Northwest (4,073 units in the Seattle Metropolitan area and 1,371 units in the Portland, Oregon metropolitan area). The Operating Partnership also owns an office building that has approximately 17,400 square feet located in Northern California (Palo Alto) which houses the Operating Partnership's headquarters and an office building in Southern California (Woodland Hills) that has approximately 38,940 square feet, of which the Operating Partnership currently occupies approximately 6,800 square feet. The Woodland Hills office building has ten third party tenants occupying approximately 28,700 feet (the "Commercial Properties," and together with the Operating Partnership's multifamily residential properties, the "Properties"). The Operating Partnership along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,274 units in five multifamily communities; two in Northern California and three in Southern California.

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

     . Management of Capital and Financial Risk. Optimize the Operating Partnership's capital and financial risk positions by maintaining a conservative leverage ratio and minimizing the Operating Partnership's cost of capital

Business Principles
-------------------

The Operating Partnership was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Operating Partnership seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Operating Partnership's Senior Vice President of Operations and the regional portfolio managers are accountable for overall property operations and performance. They supervise on-site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

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

     . Supply Constraints. The Operating Partnership believes that properties located in real estate markets with limited development opportunities are well suited to produce increased rental income. When evaluating supply constraints, the Operating Partnership reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development and redevelopment (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.

     . Rental Demand Created by High Cost of Housing. The Operating Partnership concentrates on markets in which the cost of renting compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.

     . Job Proximity. The Operating Partnership believes that most renters select housing based on its proximity to their jobs and related commuting factors. The Operating Partnership obtains local area information relating to its residential properties and uses this information when making multifamily residential property acquisition decisions. The Operating Partnership also reviews the location of major employers relative to its portfolio and potential acquisition properties.

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

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Operating Partnership was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Operating Partnership utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes result in better overall operating performance and lower portfolio risk. The Operating Partnership maintains and evaluates:

     . Regional Economic Data. The Operating Partnership evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Operating Partnership's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rents to down payments and occupancy costs associated with single-family housing.

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

Current Business Activities
---------------------------

As of December 31, 2001, the 89.0% general partnership interest in the Operating Partnership is owned by the Company. The approximate 11.0% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership and each of the Properties. From time to time, the Operating Partnership may invest in properties through the acquisition of an interest in another entity, based upon the criteria described above. The Operating Partnership does not plan to invest in any securities of other entities not engaged in real estate related activities.

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

On July 11, 2001, Essex Apartment Value Fund, L.P. (the "Fund"), an investment fund organized by the Operating Partnership, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund's objective is to add value through rental growth and appreciation, using the Operating Partnership's development, redevelopment and asset management capabilities. The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105 million. Subsequent to the initial closing the Fund, several additional equity commitments were received. As of the final closing in February 2002, equity commitments totaled approximately $250 million. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is the Fund's 1% general partner and is a 20.4% percent limited partner. The Operating Partnership owns a 99% limited partner interest in VFGP. The Fund is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership, through VFGP, has a 21.4% interest in the Fund on economic terms identical to the other investors with respect to capital invested.

Since August 2000, the Operating Partnership has acquired several properties in anticipation of the Fund's formation. These properties include six apartment properties having 1,377 apartment units and two development land parcels on which approximately 368 units are planned for construction. These properties have an aggregate purchase price of approximately $123 million. In addition, six of the properties are encumbered by non-recourse mortgages in the aggregate amount of approximately $81.9 million. On August 13, 2001, the Fund acquired one asset directly, Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California for a contract price of $62.0 million. In connection with this transaction the Fund assumed an approximately $39.9 million secured loan.

The current portfolio of stabilized properties of the Fund is set forth below:

                                                                            Fixed      Loan
                                                          Loan Amount     Interest   Maturity
Property Name                 Location          Units   ($ in millions)     Rate       Date
---------------------------------------------------------------------------------------------
Rosebeach Apartments          LaMirada, CA        174        $  8.5         7.09%     Feb-11
Foxborough Homes              Orange, CA           90           5.0         7.84%     Jul-09
Vista del Rey                 Tustin, CA          116           8.0         6.95%     Feb-11
The Crest at Phillips Ranch   Pomona, CA          501          36.1         7.99%     Jul-05
Andover Park Apartments       Beaverton, OR       240          12.5         6.66%     Oct-11
Hunt Club                     Lake Oswego, OR     256          11.8         7.05%     Feb-11
Marbrisas                     Chula Vista, CA     500          39.9         7.99%     Jul-05
                                                -----        ------
Total                                           1,877        $121.8
                                                =====        ======

In December 2001, the Fund obtained an unsecured line of credit for an aggregate amount of $50 million. The line matures in June 2002 but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31, 2001, the line had an outstanding balance of $46.2 million.

In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) will receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreformed third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

Subject to specific exceptions, the Fund will generally be the Operating Partnership's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Operating Partnership is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

The Operating Partnership's executives, Keith Guericke, Michael Schall, John Eudy, Craig Zimmerman and John Burkart, serve as the Fund's investment committee and are required to devote such time as is reasonably necessary to achieve the objectives of the Fund. Investors have the right to suspend their capital commitments to the Fund if two or more of these executives are no longer actively involved in the management of the Fund. John Burkart serves as the portfolio manager and is committed to devote substantially all of his time to the Fund during the investment period. The Fund also has a five-person advisory committee representing the investors.

Acquisitions
------------

During 2001, the Operating Partnership acquired ownership interests in eight multifamily properties consisting of 1,684 units with an aggregate purchase price of approximately $171.4 million. These investments were primarily funded by the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties, proceeds from new and assumed loans and the Operating Partnership's line of credit. Of the eight properties of which the Operating Partnership acquired ownership interest in 2001, seven properties (1,444 units) are located in Southern California and one (240 units) is located in the Pacific Northwest.

Multifamily property ownership interests acquired in 2001 are as follows:

                                                                     Purchase Price
                                                                           or
                                                                    Agreed Upon Value
Property Name                            Location           Units   ($ in millions)
-------------------------------------------------------------------------------------
Southern California
   Marbrisas Apartments /(1)/         Chula Vista, CA         500        $ 62.0
   Capri at Sunny Hills /(2)/ /(3)/   Fullerton, CA           100          16.7
   Hearthstone/(2)/                   Santa Ana, CA           140          14.1
   Montejo /(2)/                      Garden Grove, CA        124           9.6
   Treehouse /(2)/                    Santa Ana, CA           164          13.1
   Valley Park /(2)/                  Fountain Valley, CA     160          16.8
   Villa Angelina /(2)/               Placentia, CA           256          22.5
Pacific Northwest
   Andover Park /(1)/                 Beaverton, OR           240          16.6
                                                            -----        ------
Total                                                       1,684        $171.4
                                                            =====        ======

/(1)/ The Operating Partnership has a 21.4% interest in the Fund, which owns this property.
/(2)/ The Operating Partnership holds a 1% special limited partner interest in the partnerships, which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
/(3)/ Acquired in an IRC Section 1031 exchange in which the Operating
      Partnership disposed of three retail properties located near Portland, OR.

Other Acquisition Related Activities
------------------------------------

On March 1, 2001 the Operating Partnership purchased Clarewood Office Building, an approximately 38,940 square foot office building in Woodland Hills, California for a contract price of $4.5 million. The Operating Partnership currently occupies approximately 6,800 square feet. The Operating Partnership's employees that occupy this space are involved in the following functions: property operations, development, redevelopment and accounting. The building has ten third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet.

On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26.5 million.

On June 1, 2001 the Operating Partnership completed the partner buyout of Mt. Sutro Terrace Apartments, a 99-unit apartment community located in San Francisco, California. The buyout was at the Operating Partnership's option under a capped pricing formula which terms were agreed to at the time of the Operating Partnership's initial investment in September 1999. In connection with the partner buyout the Operating Partnership issued 50,725 Operating Partnership units, which are convertible into Common Stock at the option of the holder.

On June 29, 2001, the Operating Partnership purchased Moanalua Hillside Apartments through one of its taxable REIT subsidiaries. Moanalua Hillside Apartments is a 700-unit apartment community located in Honolulu, Hawaii, which was acquired for a contract price of $42.2 million. The Operating Partnership is actively involved in reselling this property to unrelated third parties at a price in excess of the Operating Partnership's purchase price. However, there can be no assurance that the sale of the property will close as expected. The Operating Partnership's net investment is reflected in the Operating Partnership's financial statements as notes receivable from investees and related parties and investments.

Dispositions
------------

On September 21,2001, two partnerships in which EMC is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest, sold to an unrelated third party the following three retail centers: Canby Square, Garrison Square and Powell Villa. These properties are located in the Portland, Oregon metropolitan area and were sold for a contract price of $14.5 million. The Operating Partnership recognized a previously deferred gain of $3.8 million, net of disposition related costs, in connection with this transaction. In a tax deferred exchange transaction, these two partnerships acquired on September 28, 2001, Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California for a contract price of $16.7 million.

Development
-----------

Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. As of December 31, 2001, the Operating Partnership had five development communities, with an aggregate of 1,274 multifamily units. During 2001, the Operating Partnership announced one new development community and also reached stabilized operations at one apartment property containing 404 units. In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2001, the Operating Partnership and its partners are committed to fund approximately $113.4 million. The following table sets forth information regarding the development communities at December 31, 2001.

                                                               Estimated /(1)/    Incurred /(1)/
                                                                Project Cost      Project Cost
                                                               as of 12/31/01    as of 12/31/01      Projected
Development Communities                Location        Units   ($ in millions)   ($ in millions)   Stabilization
----------------------------------------------------------------------------------------------------------------
Direct Development
   The San Marcos /(2)/              Richmond, CA        312        $ 43.8           $  31.5         Mar. 2003
   (formerly Vista Del Mar)
   The Essex on Lake Merritt /(2)/   Oakland, CA         270          69.0              51.0         May 2003
   Parker Ranch /(3)/                Simi Valley, CA     324          43.0              10.8         Dec. 2004
Joint Venture
   Chesapeake /(4)/                  San Diego, CA       230          43.0               9.0         Aug. 2004
   Kelvin Avenue /(4)/               Irvine, CA          138          22.4               5.5         Dec. 2003
                                                       -----        ------           -------
Total Development Communities                          1,274        $221.2           $107.8
                                                       =====        ======           =======

/(1)/ Estimated project cost as of December 31, 2001 includes total estimated and incurred costs for the development projects.
/(2)/ The Operating Partnership is the sole owner of these development projects. /(3)/ The Operating Partnership has 50% interest in this development project. /(4)/ The Operating Partnership has a 21.4% interest in the Fund, which owns this property.

The Operating Partnership is entitled to receive development fee income on the joint venture development communities.

The Operating Partnership intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

During the year, the Operating Partnership reached stabilized operations at one property, Tierra Vista, a 404-unit apartment community located in Oxnard, California.

Redevelopment
-------------

Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and as a result, may have less than stabilized operations. As of December 31, 2001, the Operating Partnership had the following three-redevelopment communities.

                                                                   Estimated /(2)/     Incurred
                                                                   Renovation Cost    Total Cost
                                                                   as of 12/31/01     as of 12/31/01    Projected
Redevelopment Communities /(1)/          Location          Units   ($ in millions)   ($ in millions)   Completion
-----------------------------------------------------------------------------------------------------------------
Plumtree                                 Santa Clara, CA    140          $3.2             $0.1         Sep. 2002
Monterey Villas (The Village)            Oxnard, CA         122           3.2              2.4         Jan. 2002
The Lofts at Pinehurst (Villa Scandia)   Ventura, CA        118           3.3              0.2         Aug. 2002
                                                            ---          ----             ----
Total Redevelopment Communities                             380          $9.7             $2.7
                                                            ===          ====             ====

/(1)/ The Operating Partnership owns 100% of each redevelopment community. /(2)/ Represents the projected cost of renovation of the apartment community excluding the original cost of land and buildings.

During 2001 the Operating Partnership completed six redevelopment projects, which comprised 1,806 units and had total project costs in excess of $30 million.

Equity Transactions
-------------------

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

During the year, the Operating Partnership's Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of the repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares are reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company's common stock. Pursuant to the program, in 1999, the participants entered into a swap agreement with a securities broker whereby the securities broker acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement by its terms expires in September 2004 at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. From August 2001 through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share. Participants are obligated for any termination or settlement shortfall. The Operating Partnership is a guarantor of participant obligations under the program.

Offices and Employees
---------------------

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Woodland Hills, California and Tustin, California. As of December 31, 2001, the Operating Partnership had approximately 754 employees.

Environmental Matters
---------------------

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs"), into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Insurance carriers have reacted to these liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

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

The environmental studies revealed the presence of groundwater contamination on certain of the Properties. Certain of these Properties had contamination which was reported to have migrated on-site from adjacent industrial manufacturing operations, and one Property was previously occupied by an industrial user that was identified as the source of contamination. The environmental studies noted that certain of the Properties are located adjacent to and possibly downgradient from sites with known groundwater contamination, the lateral limits of which may extend onto such Properties. The environmental studies also noted that contamination existed at certain Properties because of the former presence of underground fuel storage tanks that have been removed. There are asbestos-containing material in a number of the properties, primarily in the form of ceiling texture, floor tiles and adhesives, which are generally in good condition. At properties where radon, hydrogen sulfide or methane has been identified as a potential concern, the Operating Partnership has implemented remediating measures and/or additional testing. Based on its current knowledge, the Operating Partnership does not believe that future liabilities associated with asbestos, radon, hydrogen sulfide or methane will be material. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse effect on the Operating Partnership's financial condition, result of operations, or liquidity.

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

Insurance
---------

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. All of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained earthquake insurance for all the Properties. Most of the Properties are included in an earthquake insurance program that is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. In the future, the Operating Partnership may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Operating Partnership, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on all of the Operating Partnership's Properties, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

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

Working Capital
---------------

The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Company has credit facilities in the committed amount of approximately $150,000,000. At December 31, 2001 the Operating Partnership had an outstanding balance of $74,459,000 under these facilities.

Other Matters/Risk Factors

Our operations involve various risks that could have adverse consequences to us. These risks include, among others, the following:

Debt Financing

At December 31, 2001, the Operating Partnership had approximately $638,660,000 of indebtedness (including $133,279,000 of variable rate indebtedness, of which $58,820,000 is capped at interest rates ranging from 7.1% to 7.3%).

Essex is subject to the risks normally associated with debt financing, including the following:

..    cash flow may not be sufficient to meet required payments of principal and interest;

..    inability to refinance existing indebtedness on encumbered Properties; and

..    the terms of any refinancing may not be as favorable as the terms of existing indebtedness.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2001, the Operating Partnership had an aggregate of approximately $638,660,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. The Operating Partnership does not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings. At December 31, 2001, these mortgages and lines of credit borrowings had the following scheduled maturity dates: 2002 - $86.8 million (includes lines of credit balance of $74.4 million as of December 31, 2001); 2003 - $21.9 million; 2004 - $4.0 million; 2005 - $36.0 million; 2006 - $15.1 million; 2007 and thereafter - $474.8 million. The Operating Partnership may not be able to refinance such mortgage indebtedness. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to the Operating Partnership of income and asset value. Alternatively, the Operating Partnership may be required to refinance the debt at higher interest rates. If the Operating Partnership is unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on the financial condition and results of operations of the Operating Partnership.

Risk of Rising Interest Payments

At December 31, 2001, the Operating Partnership had approximately $58,820,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt securities (which matures at various dates from 2020 through 2026), and $74,459,000 of variable rate indebtedness under its lines of credit bearing interest at rates ranging from 1.15% - 1.175% over LIBOR. The long-term variable rate indebtedness of approximately $58,820,000 is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates. The remaining $74,459,000 of long-term variable rate indebtedness is not subject to any interest rate protection agreement, and consequently, an increase in interest rates may have an adverse effect on net income and results of operations of the Operating Partnership.

Current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense in the Operating Partnership's variable rate indebtedness. The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

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

Acquisition Activities: Risks That Acquisitions Will Fail To Meet Expectations

The Operating Partnership intends to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow the Operating Partnership to market an acquired property as originally intended may prove to be inaccurate. In addition, the Operating Partnership expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company's existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms. Also, the Operating Partnership may not be able to refinance its existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. See "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

Risks That Development Activities Will Be Delayed, Not Completed, and/ or Fail to Achieve Expected Results

The Operating Partnership pursues multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, the receipt of which cannot be assured. The Operating Partnership's development activities generally entail certain risks, including the following:

..    funds may be expended and management's time devoted to projects that may not be completed;

..    construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

..    development projects may be delayed due to, among other things, adverse weather conditions;

..    occupancy rates and rents at a completed project may be less than anticipated; and

..    expenses at a completed development may be higher than anticipated.

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

The Geographic Concentration Of The Properties And Fluctuations In Local Market May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 2001, were derived from Properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). Of our 92 ownership interests in multifamily residential properties, 65 are located in California. As a result of this geographic concentration, if a local property market performs poorly, the income from the Properties in that market could decrease. As a result of such a decrease in income, the Company may be unable to pay expected dividends to the Company's stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the Properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the Properties. Economic downturns in the local markets in which the Operating Partnership owns properties could have a negative impact on the financial condition and results from operations of the Operating Partnership.

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in a recession. The early indicators of how this affects the real estate industry in general, and the Operating Partnership in particular, are slightly reduced occupancy rates, flattening and reductions in market rental rates.

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

Competition In The Multifamily Residential Market May Adversely Affect Operations And The Rental Demand For The Operating Partnership's Properties

There are numerous housing alternatives that compete with the multifamily Properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for the Operating Partnership's Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on the financial condition and results of operations of the Operating Partnership.

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

Debt Financing On Properties May Result In Insufficient Cash Flow

Where possible, the Operating Partnership intends to continue to use leverage to increase the rate of return on its investments and to provide for additional investments that the Operating Partnership could not otherwise make. There is a risk that the cash flow from the Properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended. The Operating Partnership may obtain additional debt financing in the future, through mortgages on some or all of the Properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2001, the Operating Partnership had 43 properties encumbered by debt. Of the 43 properties, 24 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 19 properties, five cross-collateralized mortgages are secured by eight properties, three properties, three properties, three properties and two properties, respectively. The holders of this indebtedness will have a claim against these Properties and to the extent indebtedness is cross collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by Properties. Foreclosure of Properties would cause a loss to the Operating Partnership of income and asset value.

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

The terms of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, no distributions may be authorized, declared or paid on the Common Stock unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock may impair the Company's ability to pay dividends on its Common Stock.

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

The Company's ability to pay dividends on the Company's stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, the Company may not make a distribution on stock if, after giving effect to such distribution, either:

..    the Company would not be able to pay its indebtedness as it becomes due in the usual course of business; or

..    the Company's total assets would be less than its total liabilities.

If the Company cannot pay dividends on its stock, its status as a real estate investment trust may be jeopardized.

Existing Registration Rights And Preemptive Rights May Have An Adverse Effect On The Market Price Of The Shares

Registration rights are held by the senior members of the Operating Partnership's management and certain outside investors (collectively, the "Operating Partnership Holders") who as of December 31, 2001 owned approximately 11.0% limited partnership interests in the Operating Partnership. These rights include certain "demand" and "piggyback" registration rights with respect to shares of Common Stock issuable in connection with the exchange of their limited partnership interests in the Operating Partnership. The aggregate 11.0% limited partnership interests held by the "Operating Partnership Holders" in the Operating Partnership is exchangeable for an aggregate of 2,286,082 shares of Common Stock. In addition, the Operating Partnership has invested in certain real estate partnerships. Certain partners in such limited partnerships have the right to have their limited partnership interests in such partnerships redeemed for cash or, at the Operating Partnership's option, for 1,511,533 shares of Common Stock. These partners also have certain "demand" and "piggyback" registration rights with respect to the shares of Common Stock that may be issued in exchange for such limited partnership interests. All of the registration rights discussed above could materially adversely affect the market price for the shares of Common Stock.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George Marcus, owns interests in various other real estate-related business and investments. He is the Chairman of The Marcus & Millichap Company ("M&M"), which is the holding company for real estate brokerage and services companies. M&M has an interest in Pacific Properties, a company that invests in West Coast multifamily residential properties. The Operating Partnership has sold an office building which it previously occupied to The Marcus & Millichap Company.

Mr. Marcus has entered into an agreement with the Operating Partnership whereby the Operating Partnership has the right of first refusal to acquire multifamily properties under contract by Marcus & Millichap and its affiliates in situations where both the Operating Partnership and Marcus & Millichap have offered to purchase the property. Notwithstanding this agreement, Mr. Marcus and affiliated entities may potentially compete with the Operating Partnership in acquiring multifamily properties, which competition may be detrimental to the Operating Partnership. In addition, due to such potential competition for real estate investments, Mr. Marcus and affiliated entities may have a conflict of interest with the Operating Partnership, which may be detrimental to the interests of the Company's shareholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental To Holders of Common Stock

As of December 31, 2001, George M. Marcus, the Chairman of the Company's Board of Directors, wholly or partially owned 1,972,929 shares of Common Stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 9.5% of the outstanding shares of Common Stock. Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all stockholders of the Company.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions in the Company, the Company's directors and executive officers, including Messrs Marcus and Millichap, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders of the Company.

The Voting Rights Of Preferred Stock May Allow Holders Of Preferred Stock To Impede Actions That Otherwise Benefit Holders Of Common Stock

In general, the holders of the preferred stock into which the Company's Preferred Units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on the Company's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

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

The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between the Company and an interested stockholder unless the Board of Directors approved the transaction prior to the party becoming an interested stockholder. The five-year period runs from the most recent date on which the interested stockholder became an interested stockholder.

The law also requires a supermajority stockholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

..    80% of the votes entitled to be cast by holders of outstanding voting shares; and

..    66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by the Company, George M. Marcus, William A. Millichap, who are the chairman and a director of the Company, respectively, and The Marcus & Millichap Company ("M&M") or any entity owned or controlled by Messrs Marcus and Millichap and M&M. Consequently, the five-year prohibition and the super-majority vote requirement described above will not apply to any business combination between the Company and Mr. Marcus, Mr. Millichap, or M&M. As a result, the Company may in the future enter into business combinations with Messrs Marcus and Millichap and M&M, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-Takeover Provisions Contained In The Operating Partnership Agreement, Charter, Bylaws, And Certain Provisions Of Maryland Law Could Delay, Defer Or Prevent A Change In Control Of the Company

While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's Partnership Agreement place limitations on the Company's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the stockholders. The Partnership Agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company's general partner interest in the Operating Partnership to another entity. Such limitations on the Company's ability to act may result in the Company being precluded from taking action that the Board of Directors believes is in the best interests of the Company's stockholders. In addition, as of December 31, 2001, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

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

The Company's Guarantee of the Director and Executive Stock Purchase Program May Lead to Liability For the Company

In September 1999, the Company formed a program in which directors and management of the Company can participate indirectly in an investment in the Company's Common Stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open marked transactions, 223,475 shares of the Company's Common Stock. The agreement terminates in five years, or earlier under certain circumstances, at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. Due to this guarantee, if the swap agreement, upon its termination, results in a net loss to participants, the Operating Partnership could be liable for paying the loss. Further, if collateral is required to be advanced to the securities broker, the Operating Partnership could be obligated to make such advance, which in turn could be costly to the Operating Partnership. From August 2001 through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2001, the Operating Partnership had approximately $58.8 million of tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments and Camarillo Oaks Apartments. This tax-exempt financing subjects these Properties to certain deed restrictions and restrictive covenants. The Operating Partnership expects to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code of 1986, as amended, (the "Code") and its related regulations impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if the Operating Partnership is required to lower rental rates to attract residents who satisfy the median income test. If the Operating Partnership does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Operating Partnership may be subject to additional contractual liability.

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

Income from the Properties may be further adversely affected by, among other things, the following factors:

..    the general economic climate;

..    local economic conditions in which the Properties are located, such as oversupply of space or a reduction in demand for rental space;

..    the attractiveness of the Properties to tenants;

..    competition from other available space;

..    the Operating Partnership's ability to provide for adequate maintenance and insurance; and

..    increased operating expenses.

Also, as leases on the Properties expire, tenants may enter into new leases on terms that are less favorable to the Operating Partnership. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively liquid and, therefore, the Operating Partnership's ability to vary its portfolio promptly in response to changes in economic or other conditions may be adversely affected.

The Operating Partnership's Joint Ventures And Joint Ownership Of Properties And Partial Interests In Corporations And Limited Partnerships Could Limit the Operating Partnership's Ability To Control Such Properties And Partial Interests

Instead of purchasing properties directly, the Operating Partnership has invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Operating Partnership's business interests or goals, or be in a position to take action contrary to the Operating Partnership's instructions or requests, or to Operating Partnership policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although the Operating Partnership seeks to maintain sufficient control of any joint venture to achieve its objectives, the Operating Partnership may be unable to take action without the Operating Partnership's joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, the Operating Partnership could become liable for such partner's share of joint venture liabilities.

From time to time the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity.

In addition, the Operating Partnership has and in the future may enter into transactions that could require it to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership Operating Partnership for negotiated periods of the years in the event that certain taxable events, which are within the Operating Partnership's control, occur. Although the Operating Partnership plans to hold the contributed assets or defer recognition per Internal Revenue Code Section 1031, this is no assurance that it will be able to do so and if such tax liabilities were incurred they would have a material impact on the Operating Partnership's financial position.

Dedicated Investment Activities and Other Factors Specifically Related to the
Fund

The Operating Partnership has recently organized an investment fund, the Essex Apartment Value Fund, L.P. (the "Fund"), which will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investment until at least 90% of the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. This Fund involves risks to Essex such as the following: Essex's partners in the Fund might become bankrupt (in which event Essex might become generally liable for the liabilities of the Fund) or have economic or business interests or goals that are inconsistent with the Operating Partnership's business interests or goals, or fail to approve decisions regarding the Fund that are in the best interest of the Operating Partnership. Essex will, however, generally seek to maintain sufficient control over the Fund to permit it to achieve its business objectives.

Investments In Mortgages And Other Real Estate Securities

The Operating Partnership may invest in securities related to real estate, which could adversely affect its ability to make distributions to stockholders. The Operating Partnership may purchase securities issued by entities, which own real estate and may also invest in mortgages. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. The Operating Partnership anticipates that such investment in mortgage receivables will not in the aggregate be significant. In general, investments in mortgages include the following risks:

..    that the value of mortgaged property may be less than the amounts owed;

..    that interest rates payable on the mortgages may be lower than the
     Operating Partnership's cost of funds; and

..    in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

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

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Mold related claims are often excluded from standard insurance policies. Should an uninsured mold related claim arise against Essex, we could be required to use our own funds to resolve the claim and to make any needed cleanups to the involved property.

California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State to cause cancer or reproductive toxicity, including tobacco smoke. Although Essex has sought to comply with Proposition 65 requirements, there can be no assurance that Essex will not be adversely affected by litigation relating to Proposition 65.

Essex cannot be assured that existing environmental assessments of its properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to Essex, or that a material environmental condition does not otherwise exist as to any one or more of its properties.

General Uninsured Losses

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. Certain of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained certain limited earthquake insurance coverage. The Operating Partnership may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses, or losses in excess of applicable coverage.

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

Changes In Financing Policy; No Limitation On Debt

The Company has adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows:

     total property indebtedness
     ---------------------------------------------------------------- = debt-to-total-market-capitalization total property indebtedness + total equity market capitalization

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of Common Stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of Common Stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), the Company's debt-to-total-market-capitalization ratio was approximately 33.8% as of December 31, 2001.

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

Item 2. Properties

The Operating Partnership's property portfolio (including partial ownership interests) consists of the following 94 Properties: 92 multifamily residential Properties containing 20,762 apartment units, one office building, which houses the Company's headquarters, with approximately 17,400 square feet and an approximately 38,940 square foot office building in Southern California. The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership's multifamily Properties accounted for in excess of 95% of the Operating Partnership 's revenues for the year ended December 31, 2001. The 92 multifamily residential Properties had an average occupancy rate (based on "Financial Occupancy", which refers to the percentage resulting from dividing actual rents by total possible rents as determined by valuing occupied units at contractual rates and vacant units at market rents) during the year ended December 31, 2001 of approximately 95%. As of December 31, 2001, the headquarters building was 100% occupied by the Operating Partnership and the Southern California office building was 91% occupied. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on Financial Occupancy. With respect to office buildings or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "Physical Occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage.

For the year ended December 31, 2001, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties
----------------------------------

The Operating Partnership's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 226 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

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

Office Buildings
----------------

The Operating Partnership's corporate headquarters are located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997. The Operating Partnership also has an office building in Southern California (Woodland Hills), an approximately 38,940 square feet of which the Operating Partnership currently occupies approximately 6,800 square feet. The building has ten third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet. The Operating Partnership acquired this property in 2001.

The following tables describe the Operating Partnership's Properties as of December 31, 2001. The first table describes the Operating Partnership's multifamily residential properties and the second table describes the Operating Partnership's office buildings.

                                                                          Rentable
                                                                           Square       Year         Year
Multifamily Residential Properties (1)    Location               Units     Footage     Built       Acquired    Occupancy(2)
--------------------------------------------------------------------------------------------------------------------------
Northern California
Brookside Oaks (3)                        Cupertino, CA            170      119,980     1973         2000         96%
The Point at Cupertino (Westwood)(4)      Cupertino, CA            116      135,288                  1998         95%(6)
                                                                                        1963(5)
Stevenson Place                           Fremont, CA              200      146,296                  1982         92%
                                                                                        1971(7)
Treetops (8)                              Fremont, CA              172      131,270     1978         1996         95%
Wimbledon Woods                           Hayward, CA              560      462,400     1975         1998         92%
Summerhill Commons                        Newark, CA               184      139,012     1987         1987         92%
Marina Cove (9)                           Santa Clara, CA          292      250,294     1974         1994         98%
Plumtree                                  Santa Clara, CA          140      113,260                  1994         92%(6)
                                                                                        1975(10)
Mt. Sutro Terrace (8)                     San Francisco, CA         99       64,095     1973         1999         97%
The Carlye (8)                            San Jose, CA             132      129,216     2000         2000         95%
Waterford Place                           San Jose, CA             238      219,642     2000         2000         92%
Bel Air (8)                               San Ramon, CA                     391,136                  1995         96%
                                                                   462                  1988(11)
Eastridge                                 San Ramon, CA            188      174,104     1988         1996         97%
Foothill Gardens                          San Ramon, CA            132      155,100     1985         1997         96%
Twin Creeks                               San Ramon, CA             44       51,700     1985         1997         96%
Bristol Commons (8)                       Sunnyvale, CA            188      142,668     1989         1995         97%
Oak Pointe                                Sunnyvale, CA            390      294,180     1973         1988         96%
Summerhill Park                           Sunnyvale, CA            100       78,584     1988         1988         97%
Windsor Ridge                             Sunnyvale, CA            216      161,892     1989         1989         96%
                                                                 -----    ---------                               --
                                                                 4,023    3,360,117                               95%
Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge                             Bellevue, WA             180      144,036     1987         1994         92%
Foothill Commons (8)                      Bellevue, WA             360      288,317     1978         1990         94%
The Palisades (8)                         Bellevue, WA             192      159,792     1977         1990         96%
Sammamish View                            Bellevue, WA             153      133,590     1986         1994         97%
Woodland Commons (8)                      Bellevue, WA             236      172,316     1978         1990         92%
Inglenook Court                           Bothell, WA              224      183,624     1985         1994         95%
Salmon Run at Perry Creek                 Bothell, WA              132      117,125     2000         2000         94%
Stonehedge Village (8)                    Bothell, WA              196      214,872     1986         1997         94%
Park Hill at Issaquah (12)                Issaquah, WA             245      277,778     1999         1999         89%
Wandering Creek                           Kent, WA                 156      124,366     1986         1995         97%
Bridle Trails (8)                         Kirkland, WA              92       73,448     1986         1997         97%
Evergreen Heights                         Kirkland, WA             200      188,340     1990         1997         95%
Laurels at Mill Creek                     Mill Creek, WA           164      134,360     1981         1996         95%
Anchor Village (3)                        Mukilteo, WA             301      245,928     1981         1997         94%
Castle Creek                              Newcastle, WA            216      191,935     1997         1997         96%
Brighton Ridge                            Renton, WA               264      201,300     1986         1996         95%
Fountain Court (8)                        Seattle, WA              320      207,037     2000         2000         90%
Linden Square                             Seattle, WA              183      142,271     1994         2000         94%
Maple Leaf (8)                            Seattle, WA               48       35,584     1986         1997         98%
Spring Lake (8)                           Seattle, WA               69       42,325     1986         1997         99%
Wharfside Pointe                          Seattle, WA              142      119,290     1990         1994         92%
Meadows at Cascade Park                   Vancouver, WA            198      199,377     1989         1997         94%
Village at Cascade Park                   Vancouver, WA            192      178,144     1989         1997         93%
Portland, Oregon Metropolitan Area
Andover Park (13)                         Beaverton, OR            240      227,804     1992         2001         91%
Jackson School Village (8)                Hillsboro, OR            200      196,896     1996         1996         92%
Landmark                                  Hillsboro, OR            285      282,934     1990         1996         94%
Hunt Club (13)                            Lake Oswego, OR          256      198,056     1985         2000         92%
                                                                 -----    ---------                               --
                                                                 5,444    4,680,845                               94%
Southern California
Barkley Apartments (14) (15)              Anaheim, CA              161      139,835     1984         2000         97%
Vista Pointe (16)                         Anaheim, CA              286      242,410     1968         1985         97%
Camarillo Oaks (8)                        Camarillo, CA            564      459,072     1985         1996         94%
Marbrisas Apartments (13)                 Chula Vista, CA          500      540,116     1991         2001         94%
Casa Mango (4)                            Del Mar, CA               96       88,112     1981         1997         98%
Valley Park (3)                           Fountain Valley, CA      160      169,788     1969         2001         93%
Capri at Sunny Hills (3)                  Fullerton, CA            100      128,100     1961         2001         97%

                                                                          Rentable
                                                                            Square       Year          Year
Multifamily Residential Properties (1)    Location              Units      Footage      Built        Acquired    Occupancy(2)
----------------------------------------------------------------------------------------------------------------------------
Wilshire Promenade                        Fullerton, CA            128       108,470     1992          1997         95%
Montejo (3)                               Garden Grove, CA         124       103,280     1974          2001         93%
Hampton Court (Columbus) (8)              Glendale, CA              83        71,573                   1999         93%
                                                                                         1974(17)
Hampton Place (Loraine) (8)               Glendale, CA             132       141,591                   1999         92%
                                                                                         1970(18)
Huntington Breakers (8)                   HuntingtonBeach, CA      342       241,763     1984          1997         92%
Hillsborough Park                         La Habra, CA             235       215,510     1999          1999         96%
Rosebeach (13)                            La Mirada, CA            174       172,202     1970          2000         98%
Trabuco Villas                            Lake Forest, CA          132       131,032     1985          1997         96%
Pathways                                  Long Beach, CA           296       197,720     1975          1991         99%
Bunker Hill (8)                           Los Angeles, CA          456       346,672     1968          1998         95%
City Heights (16)                         Los Angeles, CA          687       424,170     1968          2000         93%
Cochran Apartments                        Los Angeles, CA           58        51,468     1989          1998         97%
Kings Road                                Los Angeles, CA          196       132,112     1979          1997         97%
Park Place                                Los Angeles, CA           60        48,000     1988          1997         97%
Windsor Court                             Los Angeles, CA           58        46,600     1988          1997         97%
Mirabella                                 Marina Del Rey, CA       188       176,860     2000          2000         95%
Hillcrest Park (Mirabella)                Newbury Park, CA         608       521,968                   1998         92%
                                                                                         1973(19)
Coronado at Newport North (20)            Newport Beach, CA        732       459,677                   1999         92%(6)
                                                                                         1968(21)
Coronado at Newport South (20)            Newport Beach, CA        715       498,716     1968          1999         96%
Fairways (8)(22)                          Newport Beach, CA         74       107,160     1972          1999         94%
Foxborough (Woodland Apartments) (13)     Orange, CA                         108,000                   2000         86%(6)
                                                                    90                   1969(23)
Mariners Place                            Oxnard, CA               105        77,254     1987          2000         98%
Tierra Vista (4)                          Oxnard, CA               404       387,144     2001          2001         96%(24)
Monterey Villas (Village Apartments)      Oxnard, CA               122       122,120                   1997         83%(6)
                                                                                         1974(25)
Monterra del Mar (Windsor Terrace)        Pasadena, CA             123        74,475                   1999         94%
                                                                                         1972(26)
Monterra del Rey (Glenbrook)              Pasadena, CA              84        73,101                   1999         86%(6)
                                                                                         1972(27)
Monterra del Sol (Euclid)                 Pasadena, CA              85        69,295                   1999         93%
                                                                                         1972(28)
Villa Angelina (3)                        Placentia, CA            256       217,600     1970          2001         94%
Crest, The (13)                           Pomona, CA               501       498,036     1986          2000         91%
Highridge (3)                             Rancho Palos, CA         255       290,250     1972          1997         94%
Bluffs II, The (29)                       San Diego, CA            224       126,744     1974          1997         97%
Riverfront (4)                            San Diego, CA            229       231,006     1990          1997         98%
Hearthstone (3)                           Santa Ana, CA            140       154,820     1970          2001         93%
Tree House (3)                            Santa Ana, CA            164       135,762     1970          2001         95%
Meadowood (8)                             Simi Valley, CA          320       264,568     1986          1996         94%
Tara Village                              Tarzana, CA              168       173,600     1972          1997         97%
El Encanto (13)                           Tustin, CA               116        92,760                   2000         94%
                                                                                         1969(30)
The Lofts at Pinehurst (Villa Scandia)    Ventura, CA              118        71,160     1971          1997         98%
Avondale at Warner Center                 Woodland Hills, CA       446       331,072     1970          1999         94%
                                                                ------    ----------                                --
                                                                11,295     9,462,744                                94%
                                                                ------    ----------                                --

Total/Weighted Average                                          20,762    17,503,706                                95%
                                                                ======    ==========                                ==


                                                      Number   Rentable
                                                       of       Square    Year     Year
Office Buildings (1)                  Location       Tenants    Footage   Built   Acquired   Occupancy (2)
---------------------------------------------------------------------------------------------------------
925 East Meadow Drive           Palo Alto, CA           1       17,404     1988     1997         100%
22110-22120 Clarendon Street    Woodland Hills, CA     11       38,940     1982     2001          91%
                                                       --       ------                           ---

Total Office Buildings                                 12       56,344                            94%
                                                       ==       ======                           ===

(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.
(2) For multifamily residential Properties, occupancy rates are based on Financial Occupancy for the year ended December 31, 2001; for the Office Buildings, occupancy rates are based on Physical Occupancy as of December 31, 2001.
(3) The Operating Partnership holds a 1% special limited partner interest in the partnerships, which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(4)  The Operating Partnership has a 20.0% ownership this property.
(5) The Operating Partnership completed a $2.7 million redevelopment on this property in 2001.
(6) Financial Occupancy includes the impact of units that were not occupied due to redevelopment activity at this property.
(7) The Operating Partnership completed an approximately $4.5 million redevelopment on this property in 1998.
(8) This Property is owned by a single asset limited partnership in which the Operating Partnership has a minimum 99.0% limited partnership interest.
(9) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(10) The Operating Partnership is in the process of performing a $3.2 million redevelopment on this property.
(11) The Operating Partnership completed construction of 114 units of the property's 462 total units in 2000.
(12) The Operating Partnership has as approximate 45% limited partnership interest in this property.
(13) The Operating Partnership has a 21.4% interest in this property owned by the Fund.
(14) The Operating Partnership has a 30% special limited partnership interest in this property, which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.
(15) The property is subject to a ground lease, which, unless extended, will expire in 2082.
(16) The Operating Partnership owns the land of this property and has entered into a leasehold interest for which it receives a monthly payment for the 34-year term of the lease. The Operating Partnership may be required to sell its interest in the property anytime following the seventh anniversary of the date that the leasehold was created.
(17) The Operating Partnership completed an approximate $1.6 million redevelopment on this property in 2000.
(18) The Operating Partnership completed an approximate $2.3 million redevelopment on this property in 2000.
(19) The Operating Partnership completed an $11.0 million redevelopment on this property in 2001.
(20) The Operating Partnership has an approximate 49.9% ownership interest in this property.
(21) The Operating Partnership completed a $13.6 million redevelopment on this property in 2001.
(22) This property is subject to a ground lease, which, unless extended, will expire in 2027.
(23) The Operating Partnership completed a $1.7 million redevelopment on this property in 2001.
(24) Financial occupancy on development properties that have reached stabilization is computed from the date of stabilization through December 31, 2001.
(25) The Operating Partnership is in the process of performing a $3.2 million redevelopment on this property.
(26) The Operating Partnership completed a $1.9 million redevelopment on this property in 2000.
(27) The Operating Partnership completed a $1.9 million redevelopment on this property in 2001.
(28) The Operating Partnership is in the process of performing a $1.7 million redevelopment on this property.
(29) The Operating Partnership has an 85.0% limited partnership interest in this property.
(30) The Operating Partnership is in the process of performing a $3.3 million redevelopment on this property.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

                                     Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Unregistered Sales of Securities

On March 22, 2001, in connection with the acquisition of The Carlyle Apartments in April 2000, Essex issued 158,202 Operating Partnership units convertible into Common Stock at the option of the holder. This was the final payment and was based on an amount that provides Essex with a targeted yield on the property. Total consideration paid for the property was $26.5 million. This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

On November 1, 2001, the Operating Partnership acquired ownership interests in partnerships which own the following five multifamily properties: Villa Angelina, Valley Park Apartments, Hearthstone Apartments, Treehouse Apartments, and Montejo Apartments. Each property is owned by a separate limited partnership in which the Operating Partnership has a 1% special limited partnership interest and the 1% sole general partnership interest. The other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain condition, the Company may elect to deliver an aggregate of 461,163 shares of the Company's common stock in lieu of the combined partnerships' redemption obligation. This private placement of limited partnerships interests was completed pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 1997 through December 31, 2001.

                                                                                   As of December 31,
                                                                -------------------------------------------------------
                                                                  2001        2000        1999        1998       1997
                                                                --------    --------    --------    --------    -------
                                                                   (Dollars in thousands, except per share amounts)
OPERATING DATA:
REVENUES
     Rental                                                     $177,954    $162,959    $137,262    $119,397    $79,936
     Other property income                                         5,528       4,812       3,165       2,645      1,464
     Interest and other income                                    22,152      10,969       5,618       3,217      3,169
                                                                --------    --------    --------    --------    -------
          Total revenues                                         205,634     178,740     146,045     125,259     84,569
                                                                --------    --------    --------    --------    -------
EXPENSES
     Property operating expenses                                  52,923      46,690      41,706      37,933     25,826
     Depreciation and amortization                                36,295      30,765      26,150      21,948     13,992
     Amortization of deferred financing costs                        657         639         566         718        509
     General and administrative                                    7,498       6,062       4,263       3,765      2,413
     Other expenses                                                   --          --          --         930        138
     Interest                                                     39,105      30,384      21,268      19,374     12,659
                                                                --------    --------    --------    --------    -------
          Total expenses                                         136,478     114,540      93,953      84,668     55,537
                                                                --------    --------    --------    --------    -------
     Income before gain on sales, minority interests and
     extraordinary item                                           69,156      64,200      52,092      40,591     29,032
     Gain on sales of real estate                                  3,788       4,022       9,524           9      5,114
     Minority interests                                             (196)       (372)       (549)       (462)      (463)
     Extraordinary item-loss on early extinguishment of debt          --        (119)       (214)     (4,718)      (361)
                                                                --------    --------    --------    --------    -------
Net income                                                      $ 72,748    $ 67,731    $ 60,853    $ 35,420    $33,322
                                                                ========    ========    ========    ========    =======
Net income per unit - diluted                                   $   2.59    $   2.38    $   2.37    $   1.41    $  1.94
                                                                ========    ========    ========    ========    =======
      Weighted average common unit outstanding -
      diluted (in thousands)                                      21,004      20,731      20,513      18,682     17,149

                                                                              As of December 31,
                                                            ---------------------------------------------------------
                                                              2001         2000         1999         1998       1997
                                                            ---------    ---------    ---------    -------    -------
BALANCE SHEET DATA:
      Investment in real estate (before accumulated
      depreciation)                                         1,175,200    1,156,408      929,076    889,964    730,987
      Net investment in real estate                         1,018,931    1,036,909      832,471    812,175    702,716
      Real estate under development                            93,256       38,231      120,414     53,213     20,234
      Total assets                                          1,329,458    1,281,849    1,062,313    931,796    738,835
      Total property indebtedness                             638,660      595,535      384,108    361,515    276,597
      Partners' capital                                       631,727      629,441      623,603    517,281    424,402

                                                                               As of December 31,
                                                            ---------------------------------------------------
                                                             2001       2000       1999       1998        1997
                                                            -------    -------    -------    -------    -------
OTHER DATA:
Interest coverage ratio (1)                                     3.7x       4.2x       4.7x       4.3x       4.4x
Gross operating margin (2)                                       71%        72%        70%        68%        68%
Average same property monthly rental rate per
  apartment unit (3) (4)                                    $ 1,153    $ 1,039    $   950    $   944    $   852
Average same property monthly operating expenses
  per apartment unit (3) (5)                                $   293    $   271    $   259    $   256    $   257
 Total multifamily units (at end of period)                  20,762     18,673     15,106     12,267     10,700
Multifamily residential property occupancy rate(6)               95%        97%        96%        96%        96%
Total properties (at end of period)                              94         97         72         63         59

(1) Interest coverage ratio represents earnings before interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 2001, 2000 and 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Operating Partnership holds, directly or indirectly, substantially all of the Company's assets and conducts substantially all of the Company's operations. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2001, 2000, and 1999 owned an approximate 89.0%, 89.6% and 89.7%
general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects, expectation as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements, and to provide for dividend payments in accordance with REIT requirements and expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2002, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the actual completion of development projects will be subject to delays, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2001, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies and Estimates

In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Operating Partnership identifies the following critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included here and in the notes to the consolidated financial statements.

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures and affiliates. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances.

Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction period, and certain operating expenses prior to property stabilization. Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

The Operating Partnership assesses the carrying value of its real estate investments by monitoring performance compared to budget for operating properties and joint ventures, and by monitoring contract performance for properties under development. Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges. When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

With respect to investments in and advances to joint ventures and affiliates, the Operating Partnership looks to the underlying properties to assess performance and the recoverability of carrying amounts for those investments in a manner similar to direct investments in real estate properties. An impairment charge or investment valuation charge is recorded if the carrying value of the investment exceeds its fair value.

The Operating Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the years ended December 31, 2001, 2000, and 1999. The Operating Partnership's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas). The average occupancy level of the Operating Partnership's portfolio has exceeded 95% for the last five years.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

Since the Operating Partnership began operations in 1994, the Operating Partnership has acquired ownership interests in 76 multifamily residential properties, its headquarters building and its Southern California office building, of which 14 are located in Northern California, 42 are located in Southern California, 15 are located in the Seattle Metropolitan Area and 5 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 16,451 units with total capitalized acquisition costs of approximately $1,254.3 million. Additionally, since it began operations in 1994, the Operating Partnership has acquired ownership interests in 9 multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since 1994, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $118.7 million resulting in a net realized gain of approximately $25.8 million.

The Operating Partnership is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for approximately $221.2 million. As of December 31, 2001, the Operating Partnership's remaining development commitment is approximately $113.4 million.

Results of Operations

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily "Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2001 and 2000) increased to 95.1% for the year ended December 31, 2001 from 96.8% for the year ended December 31, 2000. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents.

The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2001 and 2000 are as follows:

                                            December 31,      December 31,
                                               2001               2000
                                            ------------      ------------
Northern California                             95.4%             98.0%
Southern California                             95.1%             96.2%
Pacific Northwest                               94.5%             95.9%

Total Revenues increased by $26,894,000 or 15.0% to $205,634,000 in 2001 from $178,740,000 in 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                           Years Ended
                                                           December 31,
                                         Number of    ----------------------    Dollar   Percentage
                                         Properties      2001         2000      Change     Change
                                         ----------   ---------    ---------   -------   ----------
                                                      (dollars in thousands)
Revenues
   Property revenues
    Same Store Properties
     Northern California                     14        $ 56,646    $ 52,814    $ 3,832       7.3%
     Southern California                     15          43,338      41,095      2,243       5.5
     Pacific Northwest                       19          35,743      35,122        621       1.8
                                             --        --------    --------    -------     -----
       Total property revenues
       Same Store Properties                 48         135,727     129,031      6,696       5.2
                                             ==
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 2000 (1)                   47,755      38,740      9,015      23.3
                                                       --------    --------    -------     -----
       Total property revenues                          183,482     167,771     15,711       9.4
                                                       --------    --------    -------     -----

Interest and other income                                22,152      10,969     11,183     102.0
                                                       --------    --------    -------     -----
       Total revenues                                  $205,634    $178,740    $26,894      15.0%
                                                       ========    ========    =======     =====

(1) Also includes two office buildings, redevelopment communities and development communities.

As set forth in the above table, $9,015,000 of the $26,894,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 2000, the two office buildings, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 20 properties and achieved stabilized operations at six development communities, (the "Acquisition Properties"), and disposed of three retail shopping centers and one commercial property (the "Disposition Properties").

Of the increase in total revenues, $6,696,000 is attributable to increases in property revenues from the Same Store Properties. Property revenues from the Same Store Properties increased by approximately 5.2% to $135,727,000 in 2001 from $129,031,000 in 2000. A significant portion of this increase was attributable to the 14 multifamily Same Store Properties located in Northern California; the property revenues of these properties increased by $3,832,000 or 7.3% to $56,646,000 in 2001 from $52,814,000 in 2000. This $3,832,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.4% in 2001 from 98.0% in 2000. The 15 multifamily Same Store Properties located in Southern California accounted for the next largest contribution to the Same Store Properties revenues increased. The property revenues of these properties increased by $2,243,000 or
5.5 % to $43,338,000 in 2001 from $41,095,000 in 2000. This $2,243,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.1% in 2001 from 96.2% in 2000. The 19 multifamily Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the Same Store Properties revenues increase. The property revenues of these properties increased by $621,000 or 1.8% to $35,743,000 in 2001 from $35,122,000 in 2000. This $621,000 increase is attributable to rental rate increases, which were offset by a decrease in financial occupancy to 94.5% in 2001 from 95.9% in 2000.

The increase in total revenue also reflected an increase of $11,183,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $21,938,000 or approximately 19.2% to $136,478,000 in 2001 from $114,540,000 in 2000. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 83 properties (18,673 units) at January 1, 2001 to 92 properties (20,762 units) at December 31, 2001. Interest expense increased by $8,721,000 or 28.7% to $39,105,000 in 2001 from $30,384,000 in 2000. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments, which was offset by an increase in the capitalization of interest charges on the Operating Partnership's development and redevelopment communities of $1,011,000 or approximately 34.8% to $3,917,000 from $2,906,000 in 2000. Property operating expenses, exclusive of depreciation and amortization, increased by $6,233,000 or 13.3% to $52,923,000 in 2001 from $46,690,000 in 2000. Of such increase, $4,624,000 is attributable to properties acquired or disposed of subsequent to January 1, 2000, and the balance is attributable to an increase in operating expenses for the Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 28.8% for 2001 and 27.8% for 2000. Depreciation and amortization increased by $5,530,000 or approximately 18.0% to $36,295,000 in 2001 from $30,765,000 in
2000, primarily due to the acquisition of assets. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,436,000 in 2001 from the amount incurred in 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 3.6 % for 2001 and 3.4% for 2000.

Net income increased by $5,017,000 to $72,748,000 in 2001 from $67,731,000 in
2000. Net income for 2001 included a gain on sales of real estate of $3,788,000 as compared with $4,022,000 in 2000. Net operating income of the Acquisition Properties and the increase in net operating income from the Same Store Properties represent the largest contributions to the increase in net income.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999.
---------------------------------------------------------------------------

Average financial occupancy rates of the Operating Partnership's multifamily "2000/1999 Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2000 and 1999) increased to 96.8% for the year ended December 31, 2000 from 96.0% for the year ended December 31, 1999. Financial occupancy is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contract rates and vacant units at market rents. The regional breakdown of financial occupancy for the 2000/1999 Same Store Properties for the years ended December 31, 2000 and 1999 are as follows:

                                            December 31,      December 31,
                                                2000              1999
                                            ------------      ------------

Northern California                             98.2%             96.6%
Southern California                             96.3%             96.8%
Pacific Northwest                               95.9%             94.7%

Total Revenues increased by $32,695,000 or 22.4% to $178,740,000 in 2000 from $146,045,000 in 1999. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2000/1999 Same Store Properties.

                                                           Years Ended
                                                           December 31,
                                         Number of    ----------------------   Dollar    Percentage
                                         Properties      2000      1999        Change      Change
                                         ----------   ---------   ----------   -------   ----------
                                                      (dollars in thousands)
Revenues
   Property revenues
     Same Store Properties
     Northern California                     12        $ 45,408    $ 39,705    $ 5,703      14.3%
     Southern California                     13          38,306      35,821      2,485       6.9
     Pacific Northwest                       19          35,122      33,315      1,807       5.4
                                             --        --------    --------    -------      ----
       Total property revenues
       Same Store Properties
                                             44         118,836     108,841      9,995       9.2
                                             ==
   Property revenues properties
     acquired/disposed of
     subsequent to January 1, 1999 //(1)//               48,935      31,586     17,349      54.9
                                                       --------    --------    -------      ----
       Total property revenues                          167,771     140,427     27,344      19.5
                                                       --------    --------    -------      ----

Interest and other income                                10,969       5,618      5,351      95.3
                                                       --------    --------    -------      ----
       Total revenues                                  $178,740    $146,045    $32,695      22.4%
                                                       ========    ========    =======      ====

//(1)// Also includes one commercial property, redevelopment communities and development communities.

As set forth in the above table, $17,349,000 of the $32,695,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 1999, the commercial property, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 12 properties, (the "2000/1999 Acquisition Properties"), and disposed of one multifamily property and six retail shopping centers, (the "2000/1999 Disposition Properties").

Of the increase in total revenues, $9,995,000 is attributable to increases in property revenues from the 2000/1999 Same Store Properties. Property revenues from the 2000/1999 Same Store Properties increased by approximately 9.2% to $118,836,000 in 2000 from $108,841,000 in 1999. The majority of this increase was attributable to the 12 multifamily 2000/1999 Same Store Properties located in Northern California, the property revenues of which increased by $5,703,000 or 14.3% to $45,408,000 in 2000 from $39,705,000 in 1999. This $5,703,000 increase is primarily attributable to rental rate increases, and an increase in average financial occupancy to 98.2% in 2000 from 96.6% in 1999. The 13 multifamily 2000/1999 Same Store Properties located in Southern California accounted for the next largest contribution to this Same Store Property revenues increase. The property revenues of these properties increased by $2,485,000 or 6.9% to $38,306,000 in 2000 from $35,821,000 in 1999. This $2,485,000 increase is primarily attributable to rental rate increases, which were offset in part by a decrease in average financial occupancy to 96.3% in 2000 from 96.8% in 1999. The 19 multifamily 2000/1999 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to this 2000/1999 Same Store Property revenues increase. The property revenues of these properties increased by $1,807,000 or 5.4% to $35,122,000 in 2000 from $33,315,000 in 1999. This
$1,807,000 increase is attributable to rental rate increases, and an increase in financial occupancy to 95.9% in 2000 from 94.7% in 1999.

The increase in total revenue also reflected an increase of $5,351,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total Expenses increased by $20,587,000 or 21.9% to $114,540,000 in 2000 from $93,953,000 in 1999. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 68 properties (15,106 units) at January 1, 2000 to 83 properties (18,673 units) at December 31, 2000. Interest expense increased by $9,116,000 or 42.9% to $30,384,000 in 2000 from $21,268,000 in 1999. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property and investment acquisitions and a decrease in the capitalization of interest charges on the Operating Partnership's development and redevelopment communities of $2,266,000 or approximately 43.8% to $2,906,000 from $5,172,000 in 1999.
Property operating expenses, exclusive of depreciation and amortization, increased by $4,984,000 or 12.0% to $46,690,000 in 2000 from $41,706,000 in
1999. Of such increase, $5,066,000 is attributable to properties acquired or disposed of subsequent to January 1, 1999, which was offset by a decrease in operating expenses for the 2000/1999 Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 27.8% for 2000 and 29.7% for 1999. Depreciation and amortization increased by $4,615,000 or approximately 17.6% to $30,765,000 in 2000 from $26,150,000 in 1999 primarily due to the acquisitions of assets. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,799,000 in 2000 from the 1999 amount. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 3.4% for 2000 and 2.9% for 1999.

Net income increased by $6,878,000 to $67,731,000 in 2000 from $60,853,000 in
1999. Net income for 2000 also included a gain on sales of real estate of $4,022,000 as compared with $9,524,000 in 1999. The net effect of this item was offset by the net operating income of the 2000/1999 Acquisition Properties and an increase in net operating income from the 2000/1999 Same Store Properties.

Liquidity and Capital Resources Including Non-consolidated Investments

At December 31, 2001, the Operating Partnership had $6,440,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Operating Partnership's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.15% during 2001 and 2000. At December 31, 2001 the Operating Partnership had $44,459,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At December 31, 2001 the Operating Partnership had $30,000,000 outstanding on this line of credit. At December 31, 2001, these lines of credit bore interest rates of approximately 3.0%.

In addition, the Fund, the investment fund managed by the Operating Partnership, has an unsecured line of credit for an aggregate amount of $50 million. This line matures in June 2002, but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31 2001, the line had an outstanding balance of $46.2 million.

In addition to the Operating Partnership's unsecured lines of credit, the Operating Partnership had $564,201,000 of secured indebtedness at December 31, 2001. Such indebtedness consisted of $505,381,000 in fixed rate debt with interest rates varying from 6.6% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also includes $58,820,000 of tax-exempt variable rate demand bonds with interest rates paid during 2001 ranging from approximately 4.0% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance decreased $160,000 from $6,600,000 as of December 31, 2000 to $6,440,000 as of December 31, 2001. The
Operating Partnership generated $98,871,000 in cash from operating activities, used $63,808,000 of cash in investing activities and used $35,223,000 of cash from financing activities. Of the $63,808,000 net cash used in investing activities, $22,168,000 was used to purchase and upgrade rental properties, $52,969,000 was used to fund real estate under development and $44,267,000 was issued as notes receivable from investees and other related party notes and other receivables; these expenditures were offset by $58,141,000 in repayment of notes from investees, other related parties and other receivables and $5,018,000 of proceeds received from the disposition of rental properties. The $35,223,000 net cash used in financing activities was primarily a result of $252,153,000 of proceeds from mortgages and other notes payable as offset by $215,172,000 of repayments of mortgages and other notes payable and lines of credit, and $49,987,000 of dividends/distributions paid.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 2001, non-revenue generating capital expenditures totaled approximately $342 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $350 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2002. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2002 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing five multifamily residential projects, with an aggregate of 1,274 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risk that Development Activities Will be Delayed or Not Completed" in
Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2001. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $221,200,000. As of December 31, 2001, the Operating Partnership's remaining commitment to these development projects is approximately $113,400,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

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

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. The Fund will provide funds related to certain new acquisitions and development transactions.

During the year, the Company's Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares are reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

The Operating Partnership invests in joint ventures, which generally involve single multifamily property acquisitions. The Operating Partnership accounts for these investments under the equity or consolidation methods of accounting based on the control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Operating Partnership's share in undistributed earnings or losses since acquisition. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Operating Partnership's consolidated financial statements.

At December 31, 2001 and 2000, the Company did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Included in the Operating Partnership's investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At December 31, 2001, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,511,533. The net income reported by the Operating Partnership under the equity method of accounting by these down REIT entities is the net income of these down REIT entities as reduced by the distributions to the other limited partners.

Total investments accounted for under the equity method of accounting are summarized as follows:

                                                                                                  Total Debt
Investments - December 31, 2001                       Company's      Total      ------------------------------------------------
(In thousands)                                      Carrying Book   Estimated                              Interest     Maturity
                                                        Value       Value (1)    Amount       Type           Rate         Unit
--------------------------------------------------------------------------------------------------------------------------------
Down REIT's
       Highridge, Rancho Palos Verde, CA                                        $ 12,075      Fixed              7.63%   Jun-07
       Anchor Village, Mukilteo, WA                                               10,750   Var.-bonds            5.50%   Dec-27
       Barkley Apartments, Anahiem, CA                                             5,406      Fixed              6.63%   Feb-09
       Brookside Oaks, Sunnyvale, CA                                              15,186      Fixed              7.90%   Oct-10
       Capri at Sunny Hills, Fullerton, CA                                         8,000      Var.      Bank ref.+0.8%   Oct-02
       Hearthstone, Santa Ana, CA                                                 10,168      Fixed        6.86%-7.25%   Jun-08
       Montejo, Garden Grove, CA                                                   6,255      Fixed              6.98%   Feb-11
       Treehouse, Santa Ana,CA                                                     8,422      Fixed              6.98%   Feb-11
       Valley Park, Fountain Valley, CA                                           10,669      Fixed              6.98%   Feb-11
       Villa Angelina, Placentia, CA                                              14,428      Fixed              6.98%   Feb-11
                                                                                --------
                                                       $16,610       $192,425    101,360
                                                                     ========

Joint Ventures
       Essex Apartment Value Fund, L.P.
           Andover Park, Beaverton, OR                                            12,505      Fixed              6.60%   Oct-11
           Marbrisas, Chula Vista, CA                                             39,889      Fixed              7.99%   Jul-05
           Vista Del Rey (El Encanto), Tustin, CA                                  8,048      Fixed              6.95%   Feb-11
           Rosebeach, La Mirada, CA                                                8,490      Fixed              7.09%   Feb-11
           Hunt Club, Lake Oswego, CA                                             11,770      Fixed              7.05%   Feb-11
           The Crest, Pomona, CA                                                  36,056      Fixed              7.99%   Jul-05
           Foxborough (Woodland), Orange, CA                                       4,956      Fixed              7.84%   Jul-09
             Line of credit                                                       46,200      Var.         LIBOR+.875%   Jun-02
                                                                                --------
                                                        17,119       $207,127    167,914
                                                                     ========

       AEW
           Casa Mango, San Diego, CA                                               7,155      Fixed              7.35%   Feb-09
           Riverfront, San Diego, CA                                              19,434      Fixed              7.35%   Feb-09
           The Pointe at Cupertino, Cupertino, CA                                      0
           Tierra Vista, Oxnard, CA                                               39,750      Var.        LIBOR+1.795%   Feb-03
                                                                                --------
                                                        10,729       $125,266     66,339
                                                                     ========

       Newport Beach
           Coronado at Newport - North, CA                                        34,137      Var.          LIBOR+225    Nov-02
           Coronado at Newport - South, CA (4)
                                                                                  37,556      Var.          LIBOR+225    Nov-02
                                                                                --------
                                                        31,214       $139,682     71,693
                                                                     ========

       Other Joint Ventures
           Park Hill Apartments, Issaquah, WA            5,754       $ 34,888     22,500      Fixed              6.90%     Aug-29
                                                                     ========

Other                                                   14,034

                                                                     --------    --------
                                                       $95,460       $699,388    $429,806
                                                       =======       ========    ========

Investments - December 31, 2001                       Down     Value of    Company's
(In thousands)                                        REIT     Down REIT    Equity
                                                      Units      Value       Value
-----------------------------------------------------------------------------------
Down REIT's
       Highridge, Rancho Palos Verde, CA
       Anchor Village, Mukilteo, WA
       Barkley Apartments, Anahiem, CA
       Brookside Oaks, Sunnyvale, CA
       Capri at Sunny Hills, Fullerton, CA
       Hearthstone, Santa Ana, CA
       Montejo, Garden Grove, CA
       Treehouse, Santa Ana,CA
       Valley Park, Fountain Valley, CA                              (2)        (3)
       Villa Angelina, Placentia, CA                  1,511     $74,659    $16,406
                                                     =======    =======    =======

                                                    Value of    Essex
Joint Ventures                                       Equity    Ownership
       Essex Apartment Value Fund, L.P.             --------   ---------

           Andover Park, Beaverton, OR
           Marbrisas, Chula Vista, CA
           Vista Del Rey (El Encanto), Tustin, CA
           Rosebeach, La Mirada, CA
           Hunt Club, Lake Oswego, CA
           The Crest, Pomona, CA
           Foxborough (Woodland), Orange, CA
             Line of credit

                                                     $39,213       31.8%    12,466
       AEW
           Casa Mango, San Diego, CA
           Riverfront, San Diego, CA
           The Pointe at Cupertino, Cupertino, CA
           Tierra Vista, Oxnard, CA
                                                      58,927       20.0%    11,785

       Newport Beach
           Coronado at Newport - North, CA
           Coronado at Newport - South, CA (4)

                                                      67,989       49.9%    33,927

       Other Joint Ventures                           12,388       45.0%     5,575
           Park Hill Apartments, Issaquah, WA

                                                                            14,034
Other

                                                                           -------
                                                                           $94,189
                                                                           =======

(1) Value derived based on estimated 2002 net operating income at capitalization rates ranging from 7.75% to 8.00% on stabilized multifamily properties. Other properties, either in development, redevelopment or acquired less than 12 months ago are valued at cost. The Company's carrying value includes advances and other transaction costs which will be repaid or recovered from financings, operations, or dispositions.
(2) Based on assumed conversion of Down REIT limited partner units into Company's shares at share price $49.41 at December 31, 2001.
(3) Estimate value attributed to Company's interest after limited partners interest and debt.
(4)  Rehab not yet started.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include:

Economic Environment

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in a recession. This has resulted in reduced occupancy rates, and flattening and reductions in market rental rates.

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt (see Item 7A and Note 7 and 8 to consolidated financial statements). The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

Inflations

Inflationary increases would likely have a negative effect on property operating results and such increases may be at a greater rate of increases than property rental rates in a period of recession. The Operating Partnership believes it effectively manages its property and other expenses but understands that a return to higher annual rates of inflation would result in increases to operating expense.

Funds from Operations

Industry analysts generally consider Funds from Operations ("Funds from Operations") an appropriate measure of performance of an equity REIT. Generally, Funds from Operations adjusts the net income of equity REITS for non-cash charges such as depreciation and amortization of rental properties, gains/ losses on sales of real estate and extraordinary items. Management considers Funds from Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the performance of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles (GAAP) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds from Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The following table sets forth the Operating Partnership's calculation of Funds from Operations for 2001, 2000 and 1999.


                                 For the                       For the quarter ended
                                  year        --------------------------------------------------------
                                  ended
                                12/31/01        12/31/01       9/30/01        6/30/01        3/31/01
                              ------------    -----------    -----------    -----------    -----------
Income before gain on sale
   of real estate,
   minority interests and
   extraordinary item         $ 69,156,000    $17,148,000    $17,551,000    $17,537,000    $16,920,000
Adjustments:
  Depreciation and
   amortization                 36,295,000      9,345,000      9,197,000      8,927,000      8,826,000
  Adjustments for
   unconsolidated
    joint ventures               5,341,000      1,694,000      1,209,000      1,201,000      1,237,000
Minority interests (1)         (18,515,000)    (4,700,000)    (4,608,000)    (4,602,000)    (4,605,000)
                              ------------    -----------    -----------    -----------    -----------
Funds from Operations         $ 92,277,000    $23,487,000    $23,349,000    $23,063,000    $22,378,000
                              ============    ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding
diluted (1)                     21,004,707     21,026,883     21,093,631     21,034,366     20,922,186


                                 For the                        For the quarter ended
                                  year        --------------------------------------------------------
                                  ended
                                12/31/00        12/31/00       9/30/00        6/30/00        3/31/00
                              ------------    -----------    -----------    -----------    -----------
Income before gain on sale
   of real estate,
   minority interests and
   extraordinary item         $ 64,200,000    $17,114,000    $15,946,000    $16,218,000    $14,922,000

Adjustments:
  Depreciation and
   amortization                 30,765,000      8,459,000      8,689,000      6,950,000      6,667,000
  Adjustments for
   unconsolidated
    joint ventures               4,541,000      1,246,000      1,232,000      1,054,000      1,009,000
  Minority interests (1)       (18,731,000)    (4,625,000)    (4,602,000)    (4,778,000)    (4,726,000)
                              ------------    -----------    -----------    -----------    -----------
Funds from operations         $ 80,775,000    $22,194,000    $21,265,000    $19,444,000    $17,872,000
                              ============    ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding
diluted (1)                     20,732,148     20,951,690     20,891,729     20,708,639     20,578,898


                                 For the                        For the quarter ended
                                  year        --------------------------------------------------------
                                  ended
                                12/31/99        12/31/99       9/30/99        6/30/99        3/31/99
                              ------------    -----------    -----------    -----------    -----------
Income before gain on sale
   of real estate,
   minority interests and
    extraordinary item        $ 52,092,000    $14,641,000    $13,426,000    $12,335,000    $11,690,000
Adjustments:
  Depreciation and
   amortization                 26,150,000      6,774,000      7,084,000      6,247,000      6,045,000
  Adjustments for
   unconsolidated
    joint ventures               1,790,000        691,000        366,000        366,000        367,000
Minority interests (1)         (13,061,000)    (4,685,000)    (3,616,000)    (2,397,000)    (2,363,000)
                              ------------    -----------    -----------    -----------    -----------
Funds from Operations         $ 66,971,000    $17,421,000    $17,260,000    $16,551,000    $15,739,000
                              ============    ===========    ===========    ===========    ===========

Weighted average number of
shares outstanding
diluted (1)                     20,513,398     20,554,096     20,573,866     20,476,092     20,496,718

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of December 31, 2001 as interest rates are consistent with yields currently available to the Operating Partnership for similar instruments.

                                             For the Year Ended December 31
                                             ------------------------------
 (In thousands)              2002      2003      2004     2005      2006     Thereafter         Total
                           -------    ------    -----    ------    ------    ----------       --------
Fixed rate debt            $12,422    21,853    4,021    36,077    15,121      415,887        $505,381
Average interest rate          7.3%      6.9%     6.9%      7.1%      7.0%         7.0%

Variable rate LIBOR debt   $74,459        --       --        --        --       58,820/(1)/   $133,279
Average interest rate          3.5%       --       --        --        --          5.1%

/(1)/ Capped at interest rates ranging from 7.1% to 7.3%

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A)  Financial Statements and Report of KPMG LLP, independent auditors                                         Page
                                                                                                               ----
     (1) Consolidated Financial Statements

        Independent Auditors' Report                                                                            F-1

        Balance Sheets:
          As of December 31, 2001 and December 31, 2000                                                         F-2

        Statements of Operations:
          For the years ended December 31, 2001, 2000 and 1999                                                  F-3

        Statements of Partners' Capital:
          For the years ended December 31, 2001, 2000 and 1999                                                  F-4

        Statements of Cash Flows:
          For the years ended December 31, 2001, 2000 and 1999                                                  F-5

        Notes to Consolidated Financial Statements                                                              F-6

     (2)Financial Statement Schedule:  Real Estate and Accumulated Depreciation                                F-26
         Essex Portfolio, L.P. for the year ended December 31, 2001

(B) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(C) Exhibit

                          Independent Auditors' Report

The General Partners
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation as of December 31, 2001. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

San Francisco, California
February 5, 2002, except as to the second paragraph of Note (3)(b), for which the date is February 15, 2002

                              ESSEX PORTFOLIO, L.P.

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                             (Dollars in thousands)

                                                           2001          2000
                                                        ----------    ----------
                             Assets

Real estate:
   Rental properties:
      Land and land improvements                        $  291,913    $  289,796
      Buildings and improvements                           883,287       866,612
                                                        ----------    ----------
                                                         1,175,200     1,156,408

   Less accumulated depreciation                          (156,269)     (119,499)
                                                        ----------    ----------
                                                         1,018,931     1,036,909

   Investments                                              95,460        65,703
   Real estate under development                            93,256        38,231
                                                        ----------    ----------
                                                         1,207,647     1,140,843

Cash and cash equivalents - unrestricted                     6,440         6,600
Cash and cash equivalents - restricted                      17,163        18,965
Notes and other related party receivables                   56,014        77,081
Notes and other receivables                                 29,771        24,062
Prepaid expenses and other assets                            6,699         7,654
Deferred charges, net                                        5,724         6,644
                                                        ----------    ----------
              Total assets                              $1,329,458    $1,281,849
                                                        ==========    ==========
                  Liabilities and Partners' Capital

Mortgage notes payable                                  $  564,201    $  502,066
Lines of credit                                             74,459        93,469
Accounts payable and accrued liabilities                    29,577        30,430
Distributions payable                                       16,559        14,538
Other liabilities                                            6,583         6,539
Deferred gain                                                   --         5,002
                                                        ----------    ----------
             Total liabilities                             691,379       652,044

Minority interests                                           6,352           364
Partners' capital:
   General partner:
      Common equity                                        386,599       391,675
      Preferred equity                                          --            --
                                                        ----------    ----------
                                                           386,599       391,675
                                                        ----------    ----------
   Limited partners:
      Common equity                                         40,638        33,276
      Preferred equity                                     204,490       204,490
                                                        ----------    ----------
                                                           245,128       237,766
                                                        ----------    ----------
              Total partners' capital                      631,727       629,441
                                                        ----------    ----------
Commitments and contingencies
              Total liabilities and partners' capital   $1,329,458    $1,281,849
                                                        ==========    ==========

See accompanying notes to consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.

                      Consolidated Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                 (Dollars in thousands, except per unit amounts)

                                                                         2001           2000           1999
                                                                     -----------    -----------    -----------
Revenues:
   Rental                                                            $   177,954    $   162,959    $   137,262
   Other property income                                                   5,528          4,812          3,165
                                                                     -----------    -----------    -----------
             Total property revenues                                     183,482        167,771        140,427
   Interest and other income                                              22,152         10,969          5,618
                                                                     -----------    -----------    -----------
             Total revenues                                              205,634        178,740        146,045
                                                                     -----------    -----------    -----------
Expenses:
   Property operating expenses:
      Maintenance and repairs                                             12,578         10,074          9,222
      Real estate taxes                                                   12,283         11,338         10,271
      Utilities                                                            8,787          8,387          8,532
      Administrative                                                      15,254         13,695         10,582
      Advertising                                                          2,870          2,211          2,187
      Insurance                                                            1,151            985            912
      Depreciation and amortization                                       36,295         30,765         26,150
                                                                     -----------    -----------    -----------
             Total property operating expenses                            89,218         77,455         67,856
     Interest                                                             39,105         30,384         21,268
     Amortization of deferred financing costs                                657            639            566
     General and administrative                                            7,498          6,062          4,263
                                                                     -----------    -----------    -----------
             Total expenses                                              136,478        114,540         93,953
                                                                     -----------    -----------    -----------
             Income before gain on sales of real estate,
                minority interests and extraordinary item                 69,156         64,200         52,092
Gain on sales of real estate                                               3,788          4,022          9,524
Minority interests                                                          (196)          (372)          (549)
                                                                     -----------    -----------    -----------
             Income before extraordinary item                             72,748         67,850         61,067
Extraordinary loss on early extinguishment of debt                            --           (119)          (214)
                                                                     -----------    -----------    -----------
             Net income                                                   72,748         67,731         60,853
Dividends on preferred units - general partner                                --           (245)        (1,333)
Dividends on preferred units - limited partner                           (18,319)       (18,319)       (12,238)
                                                                     -----------    -----------    -----------
             Net income available to common units                    $    54,429    $    49,167    $    47,282
                                                                     ===========    ===========    ===========
Per Operating Partnership common unit data:
   Basic:
      Income before extraordinary item available to common units     $      2.63    $      2.43    $      2.43
      Extraordinary item - debt extinguishment                                --          (0.01)         (0.01)
                                                                     -----------    -----------    -----------
              Net income                                             $      2.63    $      2.42    $      2.42
                                                                     ===========    ===========    ===========
      Weighted-average number of partnership units
         outstanding during the period                                20,688,246     20,308,264     19,543,341
                                                                     ===========    ===========    ===========
   Diluted:
      Income before extraordinary item available to common units     $      2.59    $      2.39    $      2.38
      Extraordinary item - debt extinguishment                                --          (0.01)         (0.01)
                                                                     -----------    -----------    -----------
              Net income                                             $      2.59    $      2.38    $      2.37
                                                                     ===========    ===========    ===========
      Weighted-average number of partnership units
         outstanding during the period                                21,004,707     20,731,148     20,513,398
                                                                     ===========    ===========    ===========
Distributions per Operating Partnership common unit                  $      2.80    $      2.38    $      2.15
                                                                     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.

                  Consolidated Statements of Partners' Capital

                  Years ended December 31, 2001, 2000 and 1999

                        (Dollars and units in thousands)

                                         General partner                     Limited partner
                                  -------------------------------     -----------------------------
                                                        Preferred                         Preferred
                                    Common equity        equity        Common equity       equity
                                  ------------------    ---------     ----------------    ---------
                                  Units      Amounts      Amount      Units    Amounts      Amount      Total
                                  ------    --------     --------     -----    -------     --------    --------
Balances at December 31,
     1998                         16,641    $352,295     $ 37,505     1,873    $25,331     $102,150    $517,281
Contribution - net proceeds
     from preferred units             --          --           --        --         --      102,340     102,340
Contribution - net proceeds
     from options exercised           53         930           --        --         --           --         930
Shares issued from conversion
     of Convertible Preferred
     stock                         1,618      33,191      (33,191)       --         --           --          --
Redemption of limited partner
     common units                     --          --           --       (65)    (2,101)          --      (2,101)
Issuance of limited partner
     common units                     --          --           --       274      7,469           --       7,469
Common units purchased
     by Operating Partnership       (262)     (7,119)          --        --         --           --      (7,119)
Net income                            --      42,231        1,333        --      5,051       12,238      60,853
Partners' distributions               --     (38,149)      (1,333)       --     (4,330)     (12,238)    (56,050)
                                  ------    --------     --------     -----    -------     --------    --------

Balances at December 31,
     1999                         18,050     383,379        4,314     2,082     31,420      204,490     623,603
Contribution - net proceeds
     from options exercised          156       3,344           --        --         --           --       3,344
Common units issued from
     conversion of Convertible
     Preferred Stock                 211       4,314       (4,314)       --         --           --          --
Redemption of limited partner
     common units                     --          --           --       (12)      (555)          --        (555)
Issuance of limited partner
     common units                     --          --           --        59      2,365           --       2,365
Net income                            --      44,105          245        --      5,062       18,319      67,731
Partners' distributions               --     (43,467)        (245)       --     (5,016)     (18,319)    (67,047)
                                  ------    --------     --------     -----    -------     --------    --------

Balances at December 31,
     2000                         18,417     391,675           --     2,129     33,276      204,490     629,441
Contribution - net proceeds
     from options exercised          112       2,906           --        --         --           --       2,906
Common units purchased
     by Operating Partnership       (101)     (4,822)                                                    (4,822)
Redemption of limited partner
     common units                     --          --           --       (52)    (2,652)          --      (2,652)
Issuance of limited partner
     common units                     --          --           --       209     10,381           --      10,381
Net income                            --      48,545           --        --      5,884       18,319      72,748
Partners' distributions               --     (51,705)          --        --     (6,251)     (18,319)    (76,275)
                                  ------    --------     --------     -----    -------     --------    --------

Balances at December 31,
     2001                         18,428    $386,599     $     --     2,286    $40,638     $204,490    $631,727
                                  ======    ========     ========     =====    =======     ========    ========

See accompanying notes to consolidated financial statements.

                              ESSEX PORTFOLIO, L.P.

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                                           2001         2000         1999
                                                                                        ---------    ---------    ---------
Cash flows from operating activities:
    Net income                                                                          $  72,748    $  67,731    $  60,853
    Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interests                                                                      196          372          549
      Gain on sales of real estate                                                         (3,788)      (4,022)      (9,524)
      Equity in income of limited partnerships                                             (3,854)      (1,333)      (1,389)
      Loss on early extinguishment of debt                                                     --          119          214
      Depreciation and amortization                                                        36,295       30,765       26,150
      Amortization of deferred financing costs                                                657          639          566
      Changes in operating assets and liabilities:
        Other receivables                                                                      --         (944)         621
        Prepaid expenses and other assets                                                     955       (4,159)        (393)
        Accounts payable and accrued liabilities                                           (4,382)       2,051        5,626
        Other liabilities                                                                      44          945          293
                                                                                        ---------    ---------    ---------

            Net cash provided by operating activities                                      98,871       92,164       83,566
                                                                                        ---------    ---------    ---------

Cash flows from investing activities:
    Additions to rental properties                                                        (22,168)     (73,929)     (88,305)
    Dispositions of rental properties                                                          --       31,302       63,421
    Contribution of real estate to corporate investee                                      21,005           --           --
    Increase in restricted cash                                                             1,802       (1,749)      (1,684)
    Additions to related party notes and other receivables                                (42,766)     (87,517)      (6,084)
    Repayments of related party notes and other receivables                                56,640        3,514       16,504
    Net contributions (to) from investments in corporations and limited partnerships      (25,352)      (9,609)     (30,025)
    Additions to real estate under development                                            (52,969)     (43,612)     (74,608)
                                                                                        ---------    ---------    ---------

            Net cash used in investing activities                                         (63,808)    (181,600)    (120,781)
                                                                                        ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from mortgage and other notes payable and lines of credit                    252,153      351,194      241,150
    Repayment of mortgage and other notes payable and lines of credit                    (215,172)    (203,004)    (229,771)
    Additions to deferred charges                                                             (43)      (1,680)      (1,253)
    Net proceeds from preferred unit sales                                                     --           --      102,340
    Payment of offering related costs                                                          --           --          (93)
    Contributions from stock options exercised and shares issued through
      dividend reinvestment plan - general partner                                          2,906        3,344          930
    General partner shares purchased by limited partner                                    (4,822)          --       (7,119)
    Redemption of limited partner units                                                    (2,650)        (555)      (2,100)
    Contribution from minority interest partners                                            6,660           --           --
    Net payments made in connection with costs related to the
      early extinguishment of debt                                                             --           --           --
    Distributions to limited partners and minority interest                               (24,268)     (23,187)     (18,435)
    Distributions to general partner                                                      (49,987)     (42,424)     (38,634)
                                                                                        ---------    ---------    ---------

            Net cash used in financing activities                                         (35,223)      83,688       47,015
                                                                                        ---------    ---------    ---------

Net increase in cash and cash equivalents                                                    (160)      (5,748)       9,800
Cash and cash equivalents at beginning of period                                            6,600       12,348        2,548
                                                                                        ---------    ---------    ---------

Cash and cash equivalents at end of period                                              $   6,440    $   6,600    $  12,348
                                                                                        =========    =========    =========
Supplemental disclosure of cash flow information:
    Cash paid for interest, net of $3,917, $2,906 and $5,172 capitalized
      in  2001, 2000 and 1999, respectively                                             $  34,895    $  25,528    $  15,860
                                                                                        =========    =========    =========
Supplemental disclosure of noncash investing and financing activities:
    Real estate under development transferred to rental propertis                       $      --    $ 120,183    $  21,700
                                                                                        =========    =========    =========
    Mortgage notes payable assumed in connection with the purchase
      of real estate                                                                    $   6,144    $  63,209    $  15,800
                                                                                        =========    =========    =========
    Issuance of Operating Partnership units in connection with the
      purchase of real estate                                                           $  10,381    $   2,365    $   7,469
                                                                                        =========    =========    =========
    Consolidation of previously unconsolidated investment                               $   8,087    $   2,771    $  32,452
                                                                                        =========    =========    =========
    Exchange of real estate under development  for notes receivable                     $      --    $   5,613    $      --
                                                                                        =========    =========    =========
    Exchange of notes receivable for investment                                         $   8,347    $   9,540    $      --
                                                                                        =========    =========    =========
    Exchange of investment for note receivable from investee                            $   1,929    $      --    $      --
                                                                                        =========    =========    =========
    Contribution of real estate in exchange for notes receivable and investments        $  22,463    $      --    $      --
                                                                                        =========    =========    =========

See accompanying notes to consolidated financial statements

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

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

     The limited partners own an aggregate 11.0% interest in the Operating Partnership as of December 31, 2001. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 2,286,082 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

     The Operating Partnership operates and has ownership interests in 92 multifamily properties (containing 20,762 units) and two office buildings (with approximately 56,300 square feet) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas).

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)  Summary of Significant Accounting Policies

     (a)  Critical Accounting Policies and Estimates

          In response to the SEC's Release Number 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Operating Partnership identifies the following critical accounting areas that affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The related accounting policies are included in this and other notes to the consolidated financial statements and, as appropriate, in Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make

                                      F-6                            (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

          estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties and its investments in and advances to joint ventures and affiliates. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

     (b)  Real Estate Rental Properties

          Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction period, and certain operating expenses prior to property stabilization.

          Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

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

          When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

     (c)  Investments and Joint Ventures

          The Operating Partnership consolidates or accounts for its investments in joint ventures and affiliates under the equity method of accounting based on the percentage of ownership and control it exercises through its ownership interests in those entities. Under the equity method of accounting, the investment is carried at cost of acquisition, plus the Operating Partnership's equity in undistributed earnings or losses since acquisition.

     (d)  Revenues and Gains on Sale of Real Estate

          Rental revenue is reported on the accrual basis of accounting.

                                      F-7                            (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

          Rental revenues of the Operating Partnership include revenues received from its wholly and majority-owned apartment properties, which are rented under short-term leases (generally, lease terms of 6 to 12 months).

          The Operating Partnership recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer's investment is adequate to demonstrate a commitment to pay for the property and the Operating Partnership does not have a substantial continuing involvement in the property.

     (e)  Income Taxes

          No provision for income taxes has been made as the Operating Partnership's taxable income or loss is reportable on the tax returns of the individual partners based on their proportionate interest in the Operating Partnership.

     (f)  Interest Rate Protection, Swap, and Forward Contracts

          The Operating Partnership has from time to time used interest rate protection, swap and forward contracts to manage its interest rate exposure on current or identified future debt transactions. Prior to January 1, 2001, amounts paid in connection with such contracts were capitalized and amortized over the term of the contract or related debt. If the original contract was terminated, the gain or loss on termination was deferred and amortized over the remaining term of the contract. If the related debt was repaid, the unamortized portion of the deferred amount was charged to income or the contract was marked to market, as appropriate.

          The Operating Partnership adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Under the SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of a hedging relationship. If the hedged exposure is a cash flow exposure, changes in fair value of the effective portion of the gain or loss on the derivative instrument are reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the ineffective portion of the gain or loss are reported in earnings immediately.

     (g)  Deferred Charges

          Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

     (h)  Interest

          The Operating Partnership capitalized $3,917, $2,906 and $5,172 of interest related to the development of real estate during 2001, 2000 and 1999, respectively.

                                      F-8                            (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

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

     (j)  Accounting Pronouncements

          In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. Statement 142 eliminates the requirement to amortize goodwill and intangible assets with indefinite useful lives, but instead requires testing of these assets for impairment at least annually. Statement 142 also requires that intangible with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Operating Partnership does not expect the adoption of Statements 141 and 142 to have a material effect on the financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. The Operating Partnership will adopt SFAS No. 144 effective January 1, 2002. The Operating Partnership believes that the adoption of SFAS No. 144 will not have a material impact on the Operating Partnership's financial statements.

(3)  Real Estate

     (a)  Rental Properties

          Rental properties consist of multifamily properties with a net book value of $1,009,556 and office buildings with a net book value of $9,375.

          As of December 31, 2001, Moanalua Hillside Apartments, a property purchased by the Operating Partnership's taxable REIT subsidiary, Essex Fidelity I Corp (EFC) (an entity accounted for as an investment on the equity method of accounting) is considered held for sale. The property was purchased in June 2001 for a contract price of $42,200. The property is located in Honolulu, Hawaii, which is not within the Operating Partnership's geographic focus and the Operating Partnership is actively involved in reselling this property to various unrelated third parties. In the opinion of management, the amount realized will be equal or greater than the carrying value. In accordance with the FAS 121, no depreciation has been recorded on this property during the year ended December 31, 2001.

                                      F-9                            (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

          The properties are located in California, Washington, and Oregon. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

          For the years ended December 31, 2001, 2000, and 1999, gain on the sales of real estate was $3,788, $4,022, and $9,524, respectively. The Operating Partnership utilized Internal Revenue Code section 1031 to defer the majority of the taxable gains resulting from these sales.

          For the years ended December 31, 2001, 2000, and 1999, depreciation expense on real estate was $36,295, $30,765, and $26,150, respectively.

     (b)  Investments

          The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

          Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. As of the year end, the Fund has total capital commitments of $157 million. On February 15, 2002, the Fund completed its equity raising effort with a total of $250 million in capital commitments. The Fund is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks.

          The current portfolio of stabilized properties of the Fund is set forth below:

                                                                                      Fixed      Loan
                                                                    Loan Amount     Interest   Maturity
          Property Name                 Location          Units   ($ in millions)     Rate       Date
          ---------------------------------------------------------------------------------------------
          Rosebeach Apartments          LaMirada, CA        174        $  8.5         7.09%     Feb-11
          Foxborough Homes              Orange, CA           90           5.0         7.84%     Jul-09
          Vista del Rey                 Tustin, CA          116           8.0         6.95%     Feb-11
          The Crest at Phillips Ranch   Pomona, CA          501          36.1         7.99%     Jul-05
          Andover Park Apartments       Beaverton, OR       240          12.5         6.66%     Oct-11
          Hunt Club                     Lake Oswego, OR     256          11.8         7.05%     Feb-11
          Marbrisas                     Chula Vista, CA     500          39.9         7.99%     Jul-05
                                                          -----        ------
          Total                                           1,877        $121.8
                                                          =====        ======


          In December 2001, the Fund obtained an unsecured line of credit for an aggregate amount of $50 million. The line matures in June 2002 but may be extended at the Fund's option to September 2002. The line bears interest at LIBOR plus 0.875%. As of December 31, 2001, the line had an outstanding balance of $46.2 million.

          In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) will receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreformed third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

          Subject to specific exceptions, the Fund will generally be the Operating Partnership's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Operating Partnership is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

                                      F-10                           (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

          In October 1999, the Operating Partnership entered into two separate joint venture arrangements and through two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc., received an approximate 49.9% equity interest in each. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and redevelopment fees from the joint ventures and incentive payments based on the financial success of the joint ventures.

          In December 1999, the Operating Partnership entered into a joint venture arrangement (AEW joint venture) and received an approximate 20% equity interest in the joint venture. The Operating Partnership contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture. The Operating Partnership also contributed land and development rights for a development community, Tierra Vista, located in Oxnard, California. Tierra Vista completed construction and reached stabilized operations in 2001. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

          The Operating Partnership holds limited partnership interests in 17 partnerships which collectively own ten multifamily properties, comprised of 1,831 units (Down REIT entities). These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one unit per share basis. Redemption values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.

          The Operating Partnership has investments in two taxable REIT subsidiaries, EMC and EFC. The Operating Partnership has a 99% economic interest in these entities through its ownership of nonvoting preferred stock. Executives of the Operating Partnership have a 1% economic interest through ownership of 100% of the common stock and for the years ended December 31, 2001, 2000 and 1999 did not receive any form of compensation from this ownership interest. These entities were formed for the purpose of acquiring, developing and managing real property and are accounted for on the equity method of accounting. As of December 31, 2001, EFC owns one multifamily property, one property under development and an investment in Internet Realty Partners. The investments were made using proceeds from loans made by the Operating Partnership. At December 31, 2001, EFC's total assets and equity were $61,049 and $8,926, respectively.

                                      F-11                           (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

                                                                            2001      2000
                                                                          -------    ------
Investments in joint ventures:
    Direct and indirect LLC member interests of approximately 49.9% in
      Newport Beach North, LLC and Newport Beach South, LLC               $31,214    31,201
    Limited partnership interest of 30.8% and general partner interest
      of 1% in Essex Apartment Value Fund, L.P. /(1)/                      17,119        --
    Limited partnership interest of 20% in AEW joint ventures              10,729    10,585
    Class A Member interest of 45% in Park Hill LLC                         5,754     5,753
    Limited partnership interests of 49% in Parker Ranch                       --     6,000
    Preferred limited partnership interests in Mountain Vista
      Apartments                                                            4,004     9,540
    Limited partnership interest of 46% in Mt. Sutro Terrace
      Associates, L.P.                                                         --     2,048
    Limited partnership interests of 1% to 30% in Down REIT entities       16,610    (1,926)
                                                                          -------    ------
                                                                           85,430    63,201
              Total equity method investments
    Other investments                                                      10,030     2,502
                                                                          -------    ------
              Total investments                                           $95,460    65,703
                                                                          =======    ======

/(1)/ Subsequent to the year end, the Fund completed its equity raising effort, which will reduce its limited partnership interest to 20.4%.

                                      F-12                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                                  December 31,
                                                              -------------------
                                                                2001        2000
                                                              --------    -------
     Balance sheets:
         Real estate and real estate under development        $682,310    376,261
         Other assets                                           51,182     37,373
                                                              --------    -------
                   Total assets
                                                              $733,492    413,634
                                                              ========    =======
         Mortgage notes payable
                                                              $421,556    179,994
         Other liabilities                                     113,357     29,926
         Partners' equity                                      198,579    203,714
                                                              --------    -------
                   Total liabilities and partners' equity
                                                              $733,492    413,634
                                                              ========    =======

     Operating Partnership's share of equity                  $ 95,460     65,703
                                                              ========    =======

                                                            Years ended December 31,
                                                            ------------------------
                                                                 2001      2000
                                                               -------    ------
     Statements of operations:
         Total revenue                                         $70,414    39,097
         Total expenses                                         60,289    34,502
                                                               -------    ------

                   Total net income                            $10,125     4,595
                                                               =======    ======
     Operating Partnership's share of net income
                                                               $ 3,854     1,333
                                                               =======    ======

(c)  Real Estate Under Development

     The Operating Partnership is developing five multifamily residential communities, with an aggregate of 1,274 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for this projects are approximately $221.2 million. As of December 31, 2001, the remaining development commitment including those held in joint ventures is approximately $113.4 million.

                                      F-13                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(4)  Notes Receivable from Investees and Other Related Parties

     Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2001 and 2000:

                                                                               2001     2000
                                                                             -------   ------
     Notes receivable from joint venture investees:
         Note receivable EFC, secured by Moanalua Hillside Apartment
           bearing interest at 7% due by December 2002                       $34,000       --
         Notes receivable from VFGP L.P.s, secured, bearing interest at 9%
           - Prime + 3%, due 2001-2010                                            --   47,840
         Note receivable from Highridge Apartments, secured, bearing
           interest at 9%, due March 2008                                         --    1,047
         Note receivable from Highridge Apartments, secured, bearing
           interest at 10%, due on demand                                      2,950    2,950
         Notes receivable from EFC, secured, bearing interest at LIBOR +
           2.5%, due 2004                                                     13,305    5,613
         Notes receivable from EFC, unsecured, bearing interest at 7.5%,
           due 2011                                                            1,150       --
         Receivable from Down REIT entities, noninterest bearing, due on
           demand                                                                 --    8,281
         Receivable from Newport Beach North LLC and Newport Beach South
           LLC, due on demand                                                    974    1,753
         Receivable from City Heights LP, noninterest bearing, due on
           demand                                                                 --      865
     Other related party receivables:
         Loans to officers, bearing interest at 8%, due April 2006               633      633
         Other related party receivables, substantially all due on demand      3,002    8,099
                                                                             -------   ------

                                                                             $56,014   77,081
                                                                             =======   ======

     The Operating Partnership's officers and directors do not have a substantial economic interest in these joint venture investees.

     Other related party receivables consist primarily of accrued interest income on related party notes receivable from investees and other related parties and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

                                      F-14                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(5)  Notes and Other Receivables

     Notes and other receivables consist of the following as of December 31, 2001 and 2000:

                                                                                 2001      2000
                                                                                -------   ------
     Note receivable from Derian Ave, LLC, secured, bearing interest at 9.3%,
         due on demand                                                          $15,000   15,000
     Note receivable from DOIT City Heights Los Angeles L.P., secured,
         interest payable monthly at 9%, principal due December 2007              2,434    2,415
     Note receivable from Derian Ave, LLC, secured, bearing interest at
         15.0%, due on demand                                                     1,372      208
     Other receivables                                                           10,965    6,439
                                                                                -------   ------

                                                                                $29,771   24,062
                                                                                =======   ======

(6)  Related Party Transactions

     The Operating Partnership provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through EMC. The Operating Partnership owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Operating Partnership own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2001, 2000, and 1999 totaled $2,635, $1,247, and $545, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

     The Company's Chairman, George Marcus, is also the Chairman of the Marcus & Millichap Company (M&M), which is a real estate brokerage firm. During the years ended December 31, 2001, 2000, and 1999, the Operating Partnership paid brokerage commissions totaling $0, $289, and $105 to M&M on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of M&M brokerage commissions on certain transactions in which the Operating Partnership is a party.

     Interest and other income include interest income of $1,236, $1,863, and $705 for the years ended December 31, 2001, 2000, and 1999, respectively, which was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest (Joint Ventures). Interest and other income also include management fee income and investment income earned by the Operating Partnership from its Joint Ventures in which it has an ownership interest of $11,567, $1,955, and $561 for the years ended December 31, 2001, 2000, and 1999, respectively.

                                      F-15                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(7)  Mortgage Notes Payable

     Mortgage notes payable consist of the following as of December 31, 2001 and 2000:

                                                                                      2001      2000
                                                                                    --------   -------
     Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through
         November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through
         October 2010. Under certain conditions a portion of these loans can be
         converted to an unsecured note payable                                     $240,000   240,000

     Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 6.760% to 8.055%, principal and interest payments due monthly, and maturity
         dates ranging from February 2003 through July 2011                          198,140   116,551

     Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
         (approximately 3.0% for December 2001 and 2000), plus credit enhancement and underwriting fees ranging from approximately 1.2 to
         1.9%. The bonds are convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is that 20% of the units are subject to tenant income qualification criteria. Principal balances are due in full at various maturity dates from July 2020 through October 2026. These bonds are subject to interest rate protection agreements through August 2003, limiting the interest rate with respect to such
         bonds to a maximum interest rate of 7.1% to 7.3%                             58,820    58,820

     Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to 8.78%, principal and interest payments due monthly, and maturity dates ranging from December 2002 through
         April 2005. Under certain conditions these
         loans can be converted to unsecured notes payable                            42,723    43,436

     Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly, final principal payment of $14,800 due January 2026. Among the terms imposed on the property, which is security for the bonds, is that 20% of the units are subject to tenant income qualification criteria. The interest rate will be repriced in February 2008 at the
         then current tax-exempt bond rate                                            16,493    16,770

     Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the
         bonds, is that 20% of the units are subject to tenant income
         qualifications criteria                                                       8,025     8,265

     Construction note payable, secured by deed of trust, bearing interest at a variable rate of LIBOR + 1.75% (approximately 8.5% for December
         2000), interest payments due
         monthly and maturing in May 2001                                                 --    18,224
                                                                                    --------   -------

                                                                                    $564,201   502,066
                                                                                    ========   =======

                                      F-16                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     The aggregate scheduled maturities of mortgage notes payable are as follows:

     2002                            $ 12,422
     2003                              21,853
     2004                               4,021
     2005                              36,077
     2006                              15,121
     Thereafter                       474,707
                                     --------
                                     $564,201
                                     ========

     In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15% and 6.26%. These contracts were entered into to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts were settled by June 2000. During 2000, the four contracts were sold, resulting in a net realized gain of $1,384, which is being amortized over the related debt.

     During the years ended December 31, 2001, 2000, and 1999, the Operating Partnership refinanced various mortgages and incurred a loss on the early extinguishment of debt of $0, $119, and $214 related to the write-off of the unamortized mortgage loan fees and prepayment penalties.

     During transactions through 1999, the Operating Partnership purchased interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax exempt variable rate demand bonds. The Operating Partnership has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Operating Partnership determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of January 1, 2001, there were no changes in the intrinsic value of the caps since the date the caps were purchased, and the changes in fair value of the caps is attributable entirely to changes in time value. The amortized cost of the cap contracts exceeded their fair value by approximately $450, which resulted in a transition adjustment (charge to earnings) of that amount in the quarter ended March 31, 2001.

(8)  Lines of Credit

     The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount $150,000. The first line, in the amount of $120,000, matures in May 2002, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Operating Partnership corporate ratings, if any, and leverage rating, which has been priced at LIBOR + 1.15% during 2001 and 2000. As of December 31, 2001 and 2000, the interest rate was approximately 3.0% and 7.9%, respectively. As of December 31, 2001 and 2000, the Operating Partnership had $44,459 and $86,469 outstanding on this line of credit, respectively. A second line of credit in the amount of $30,000 matures in September 2002, with an option to extend for one year

                                      F-17                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     thereafter. Outstanding balances, if any, on this second line bear interest based on a tiered-rate structure currently at LIBOR plus 1.175%. As of December 31, 2001 and 2000, the Operating Partnership had $30,000 and $7,000 outstanding on this line of credit, respectively. The Operating Partnership had no outstanding letters of credit as of December 31, 2001. As of December 31, 2001, the 30-day LIBOR rate was approximately 1.9%.

     The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

(9)  Equity Transactions

     As of December 31, 2001 the Operating Partnership has the following cumulative redeemable preferred units outstanding.

       Description       Issue Date        Units      Liquidation Preference
     --------------    --------------    ---------    ----------------------
     7.875%Series B     February 1998    1,200,000          $60,000
     7.875%Series B      April 1998        400,000          $20,000
     9.125%Series C     November 1998      500,000          $25,000
      9.3% Series D       July 1999      2,000,000          $50,000
     9.25% Series E    September 1999    2,200,000          $55,000

     Dividends on the units are payable quarterly. The holders of the units do not have any voting rights. Holders of the units have the right to exchange their units on or after the tenth anniversary of the Issue Date for shares of the Operating Partnership's cumulative redeemable preferred stock at identical economic terms. The Operating Partnership has the right to redeem the units on the fifth anniversary after the issue date. These preferred units are included in minority interests in the accompanying consolidated balance sheet.

     On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Operating Partnership in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase by 10% (20% in 2002) on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective

                                      F-18                           (Continued)

                              ESSEX PORTFOLIO, L.P

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

     During the year, the Operating Partnership's Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of the repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. Such repurchased shares may be reissued in connection with the conversion of such partnership units, the exercise of stock options or other business transactions. This Program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. The amount paid for the shares has been reflected as a reduction of the common stock and additional-paid-in-capital in the Company's consolidated balance sheets for the year ended December 31, 2001.

     Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

                                      F-19                           (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

         (Dollars and units in thousands, except for per share amounts)

(10) Per Unit Data

     Basic income per unit before extraordinary item and diluted income per unit before extraordinary item were calculated as follows for the years ended December 31:

                                                    2001                            2000                            1999
                                       -----------------------------   -----------------------------   -----------------------------
                                                  Weighted-    Per                Weighted-    Per                Weighted-    Per
                                                   average    share                average    share                average    share
                                        Income      units     amount    Income      units     amount    Income      units     amount
                                       --------   ---------   ------   --------   ---------   ------   --------   ---------   ------
     Income before extraordinary item  $ 72,748                        $ 67,850                        $ 61,067
     Less dividends on preferred
         units                          (18,319)                        (18,564)                        (13,571)
                                       --------                        --------                        --------

     Basic:
         Income before extraordinary
           item available to common
           units                         54,429     20,688     $2.63     49,286     20,308     $2.43     47,496     19,543     $2.43
                                                               =====                           =====                           =====

     Effect of Dilutive Securities:
         Convertible preferred units         --         --                 1246        108                1,333        786
         Options/(2)/                        --        316                   --        315                   --        184
                                       --------     ------             --------     ------             --------     ------

     Diluted:
         Income before extraordinary
           item available to common
           stockholders plus assumed
           conversions                 $ 54,429     21,004      2.59   $ 49,532     20,731     $2.39   $ 20,513     20,513     $2.38
                                       ========     ======     =====   ========     ======     =====   ========     ======     =====

/(1)/ Securities not included because they were antidilutive.

/(2)/ The following options are not included in the diluted earnings per share calculation because the options' exercise price was greater than the average market price of the general partner common units for the year and, therefore, the effect would be antidilutive:

                                     2001               2000               1999
                               ----------------   ----------------   ----------------

     Number of options               145                 12                295
     Range of exercise prices  $49.250 - 54.250   $45.063 - 54.250   $31.875 - 34.750

                                      F-20                           (Continued)

                              ESSEX PORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(11) Segment Information

     In accordance with FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, the Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest.

     Nonsegment revenues and net operating income included in the following schedule consist of revenue generated from the two commercial properties. Also excluded from segment revenues are interest and other corporate income. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges.

     The accounting policies of the segments are the same as those described in note 2. The Operating Partnership evaluates performance based upon net operating income from the combined properties in each segment.

                                      F-21                           (Continued)

                              ESSEX FORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2001, 2000 and 1999:

                                                                    Year ended December 31,
                                                              ----------------------------------
                                                                 2001         2000        1999
                                                              ----------   ---------   ---------
     Revenues:
         Northern California                                  $   65,812      57,998      48,740
         Southern California                                      72,561      68,246      58,371
         Pacific Northwest                                        45,109      41,527      33,316
                                                              ----------   ---------   ---------

             Total segment revenues                              183,482     167,771     140,427
     Interest and other income                                    22,152      10,969       5,618
                                                              ----------   ---------   ---------

             Total revenues                                   $  205,634     178,740     146,045
                                                              ==========   =========   =========

     Net operating income:
         Northern California                                  $   49,956      44,960      35,962
         Southern California                                      49,713      47,168      40,122
         Pacific Northwest                                        30,890      28,953      22,284
                                                              ----------   ---------   ---------

             Total segment net operating income                  130,559     121,081      98,368

     Nonsegment net operating income                                  --          --         353
     Interest and other income                                    22,152      10,969       5,618
     Depreciation and amortization                               (36,295)    (30,765)    (26,150)
     Interest                                                    (39,105)    (30,384)    (21,268)
     Amortization of deferred financing costs                       (657)       (639)       (566)
     General and administrative                                   (7,498)     (6,062)     (4,263)
                                                              ----------   ---------   ---------

             Income before gain on the sales of real estate,
                 minority interests, and extraordinary item   $   69,156      64,200      52,092
                                                              ==========   =========   =========

     Assets:
         Northern California                                  $  302,408     289,839     222,086
         Southern California                                     456,639     478,835     415,374
         Pacific Northwest                                       259,884     268,235     195,011
                                                              ----------   ---------   ---------

             Net real estate assets                            1,018,931   1,036,909     832,471

     Nonsegment assets                                           310,527     244,940     229,842
                                                              ----------   ---------   ---------

             Total assets                                     $1,329,458   1,281,849   1,062,313
                                                              ==========   =========   =========

                                      F-22                           (Continued)

                              ESSEX FORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(12) Quarterly Results of Operations (Unaudited)

     The following is a summary of quarterly results of operations for 2001 and 2000:

                                    Quarter ended   Quarter ended   Quarter ended   Quarter ended
                                     December 31    September 30       June 30         March 31
                                    -------------   -------------   -------------   -------------
     2001:
       Total revenues before gain
         on the sales of real
         estate                        $52,716         51,763          51,045          50,110
                                       =======         ======          ======          ======

       Gain on the sales of real
         estate                        $    --          3,788              --              --
                                       =======         ======          ======          ======

             Extraordinary item        $    --             --              --              --
                                       =======         ======          ======          ======

             Net income                $17,027         21,311          17,515          16,895
                                       =======         ======          ======          ======

       Per unit data:
         Net income:
           Basic                       $  0.60           0.81            0.62            0.60
                                       =======         ======          ======          ======

           Diluted                     $  0.59           0.79            0.62            0.59
                                       =======         ======          ======          ======

     2000:
       Total revenues before gain
         on the sales of real
         estate                        $49,434         47,358          42,412          39,536
                                       =======         ======          ======          ======

       Gain on the sales of real
         estate                        $    --             --              --           4,022
                                       =======         ======          ======          ======

             Extraordinary item        $  (119)            --              --              --
                                       =======         ======          ======          ======

             Net income                $16,825         15,924          16,038          18,944
                                       =======         ======          ======          ======

       Per unit data:
         Net income:
           Basic                       $  0.60           0.56            0.56            0.70
                                       =======         ======          ======          ======

           Diluted                     $  0.60           0.54            0.55            0.69
                                       =======         ======          ======          ======

(13) 401(k) Plan

     The Operating Partnership has a 401(k) pension plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution to a maximum of $.5 (per individual) per year. Operating Partnership contributions to the Plan were approximately $116, $98, and $58 for the years ended December 31, 2001, 2000, and 1999.

                                      F-23                           (Continued)

                              ESSEX FORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

(14) Fair Value of Financial Instruments

     Management believes that the carrying amounts of mortgage notes payable, lines of credit, notes and other related party receivables approximate fair value as of December 31, 2001 and 2000, because interest rates, yields and other terms for these instruments are consistent with yields currently available to the Operating Partnership for similar instruments. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable, other liabilities and dividends payable approximate fair value as of December 31, 2001 and 2000 due to the short-term maturity of these instruments.

(15) Commitments and Contingencies

     The Operating Partnership had no outstanding letters of credit relating to financing and development transactions as of December 31, 2001.

     In conjunction with an acquisition of a property by the Operating Partnership in 2000, the Operating Partnership has committed to provide a loan of up to $4,400 subject to conditions. The commitment expires no later than February 2003.

     Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Operating Partnership carries limited insurance coverage for this type of environmental risk. The Operating Partnership has conducted environmental studies, which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to and possibly down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these properties would not have a material adverse effect on the Operating Partnership's financial position, results of operations, or liquidity.

     The Operating Partnership is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

                                      F-24                           (Continued)

                              ESSEX FORTFOLIO, L.P.

                   Notes to Consolidated Financial Statements

                        December 31, 2001, 2000 and 1999

              (Dollars in thousands, except for per share amounts)

     In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. If the program was terminated effective December 31, 2001, there would have been no collateral requirement and no obligation under the participant performance guarantee. Through January 2002, the directors and management effected an early termination of the agreement with respect to 120,718 shares of the total 223,475 shares, realizing a gain of approximately $15 per share.

                              ESSEX PORTFOLIO, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 2001

                             (Dollars in thousands)

                                                                                       Initial cost            Costs
                                                                                 ------------------------    capitalized
                                                                                            Buildings and   subsequent to
           Property                 Units        Location          Encumbrance     Land     improvements     acquisition
---------------------------------   -----   --------------------   -----------   --------   -------------   -------------
Encumbered multifamily properties
   Summerhill Park                   100    Sunnyvale, CA            $           $  2,654      $  4,918        $   642
   Oak Pointe                        390    Sunnyvale, CA                           4,842        19,776          5,443
   Summerhill Commons                184    Newark, CA                              1,608         7,582          1,040
   Pathways                          296    Long Beach, CA                          4,083        16,757          8,137
   Stevenson Place(The Apple)        200    Fremont, CA                               996         5,582          6,143
   Foothill Commons                  360    Bellevue, WA                            2,435         9,821          3,032
   Woodland Commons                  236    Bellevue, WA                            2,040         8,727          1,764
   Palisades                         192    Bellevue, WA                            1,560         6,242          1,825
                                                                     --------    --------      --------        -------
                                                                      100,000      20,218        79,405         28,026
                                                                     --------    --------      --------        -------
   Wharfside Pointe                  142    Seattle, WA                             2,245         7,020          1,010
   Emerald Ridge                     180    Bellevue, WA                            3,449         7,801            956
   Sammamish View                    153    Bellevue, WA                            3,324         7,501            791
                                                                     --------    --------      --------        -------
                                                                       18,487       9,018        22,322          2,757
                                                                     --------    --------      --------        -------
   Brighton Ridge                    264    Renton, WA                              2,623        10,800          1,098
   Landmark                          285    Hillsboro, OR                           3,655        14,200          1,061
   Eastridge                         188    San Ramon, CA                           6,068        13,628            419
                                                                     --------    --------      --------        -------
                                                                       26,781      12,346        38,628          2,578
                                                                     --------    --------      --------        -------
   Fountain Court                    320    Bellevue, WA                            6,702        27,306            352
   Hillcrest Park(Mirabella)         608    Newbury Park, CA                       15,318        40,601          6,974
   Hillsborough Park                 235    La Habra, CA                            6,291        15,455             85
                                                                     --------    --------      --------        -------
                                                                       80,000      28,311        83,362          7,411
                                                                     --------    --------      --------        -------
   The Shores                        462    San Ramon, CA                          12,105        18,252         15,036
   Waterford                         238    San Jose, CA                           11,808        24,500          1,275
                                                                     --------    --------      --------        -------
                                                                       60,000      23,913        42,752         16,311
                                                                     --------    --------      --------        -------
   Bridle Trails                      92    Kirkland, WA                4,098       1,500         5,930            235
   Bunker Hill Towers                456    Los Angeles, CA            17,700      11,498        27,871            606
   Camarillo Oaks                    564    Camarillo, CA              27,445      10,953        25,254          3,919
   Evergreen Heights                 200    Kirkland, WA                8,506       3,566        13,395            672
   Hampton Park(Columbus)             83    Glendale, CA                4,450       2,407         5,672          1,340
   Hampton Place(Lorraine)           132    Glendale, CA                8,245       4,288        11,081          1,177
   Huntington Breakers               342    Huntington Beach, CA       22,930       9,306        22,720          1,458
   Inglenook Court                   224    Bothell, WA                 8,300       3,467         7,881          1,609
   Jackson School Village            200    Hillsboro, OR               9,111       2,588        10,452            432
   Maple Leaf                         48    Seattle, WA                 2,002         805         3,283             95
   Mariners Palce                    105    Oxnard, CA                  4,241       1,555         6,103            282
   Meadowood                         320    Simi Valley, CA            16,493       7,852        18,592          1,220
   Monterra del Rey(Glenbrook)        84    Pasadena, CA                4,375       2,312         4,923          2,071
   Monterra del Sol(Euclid)           85    Pasadena, CA                2,817       2,202         4,794          1,900
   Mt. Sutro                          99    San Francisco, CA           6,119       2,334         8,507            484
   Spring Lake                        69    Seattle, WA                 2,193         838         3,399            110
   Stonehedge Village                196    Bothell, WA                 8,859       3,167        12,603            690
   The Bluffs                        224    San Diego, CA              13,268       3,405         7,743            336
   The Carlyle                       132    San Jose, CA               16,541       3,954        15,277          8,526
   Treetops                          172    Fremont, CA                 9,800       3,520         8,182          1,141
   Wandering Creek                   156    Kent, WA                    5,300       1,285         4,980          1,143
   Wilshire Promenade                128    Fullerton, CA               7,435       3,118         7,385            685
   Wimbledon Woods                   560    Hayward, CA                55,650       9,883        37,670          1,929
   Windsor Ridge                     216    Sunnyvale, CA              13,055       4,017        10,315            835
                                                                     --------    --------      --------        --------
                                                                      278,933     193,626       550,481          89,978
                                                                     --------    --------      --------        --------

                                                                                 Gross amount
                                                                          carried at close of period
                                                                   ---------------------------------------
                                                                     Land and     Buildings and              Accumulated
           Property                 Units        Location          improvements    improvements   Total(1)   depreciation
---------------------------------   -----   --------------------   ------------   -------------   --------   ------------
Encumbered multifamily properties
   Summerhill Park                   100    Sunnyvale, CA            $  2,655        $  5,559     $  8,214     $  2,302
   Oak Pointe                        390    Sunnyvale, CA               4,845          25,216       30,061       13,089
   Summerhill Commons                184    Newark, CA                  1,523           8,707       10,230        3,643
   Pathways                          296    Long Beach, CA              6,236          22,741       28,977        7,235
   Stevenson Place(The Apple)        200    Fremont, CA                 1,000          11,721       12,721        5,281
   Foothill Commons                  360    Bellevue, WA                2,438          12,850       15,288        6,581
   Woodland Commons                  236    Bellevue, WA                2,042          10,489       12,531        5,075
   Palisades                         192    Bellevue, WA                1,562           8,065        9,627        4,422
                                                                     --------        --------     --------     --------
                                                                       22,301         105,348      127,649       47,628
                                                                     --------        --------     --------     --------
   Wharfside Pointe                  142    Seattle, WA                 2,253           8,022       10,275        2,509
   Emerald Ridge                     180    Bellevue, WA                3,447           8,759       12,206        2,677
   Sammamish View                    153    Bellevue, WA                3,329           8,287       11,616        2,382
                                                                     --------        --------     --------     --------
                                                                        9,029          25,068       34,097        7,568
                                                                     --------        --------     --------     --------
   Brighton Ridge                    264    Renton, WA                  2,654          11,867       14,521        1,876
   Landmark                          285    Hillsboro, OR               3,697          15,219       18,916        2,892
   Eastridge                         188    San Ramon, CA               6,089          14,026       20,115        2,585
                                                                     --------        --------     --------     --------
                                                                       12,440          41,112       53,552        7,353
                                                                     --------        --------     --------     --------
   Fountain Court                    320    Bellevue, WA                6,977          27,383       34,360        1,631
   Hillcrest Park(Mirabella)         608    Newbury Park, CA           15,750          47,143       62,893        5,913
   Hillsborough Park                 235    La Habra, CA                6,270          15,561       21,831        1,687
                                                                     --------        --------     --------     --------
                                                                       28,997          90,087      119,084        9,231
                                                                     --------        --------     --------     --------
   The Shores                        462    San Ramon, CA              12,577          32,816       45,393        4,095
   Waterford                         238    San Jose, CA               12,309          25,274       37,583        1,225
                                                                     --------        --------     --------     --------
                                                                       24,886          58,090       82,976        5,320
                                                                     --------        --------     --------     --------
   Bridle Trails                      92    Kirkland, WA                1,530           6,135        7,665          924
   Bunker Hill Towers                456    Los Angeles, CA            11,635          28,340       39,975        3,813
   Camarillo Oaks                    564    Camarillo, CA              11,068          29,058       40,126        4,827
   Evergreen Heights                 200    Kirkland, WA                3,647          13,986       17,633        2,256
   Hampton Park(Columbus)             83    Glendale, CA                2,420           6,999        9,419          600
   Hampton Place(Lorraine)           132    Glendale, CA                4,302          12,244       16,546        1,060
   Huntington Breakers               342    Huntington Beach, CA        9,312          24,172       33,484        3,579
   Inglenook Court                   224    Bothell, WA                 3,474           9,483       12,957        3,758
   Jackson School Village            200    Hillsboro, OR               2,697          10,775       13,472          453
   Maple Leaf                         48    Seattle, WA                   827           3,356        4,183          496
   Mariners Palce                    105    Oxnard, CA                  1,560           6,380        7,940          333
   Meadowood                         320    Simi Valley, CA             7,897          19,767       27,664        3,719
   Monterra del Rey(Glenbrook)        84    Pasadena, CA                2,430           6,876        9,306          573
   Monterra del Sol(Euclid)           85    Pasadena, CA                2,382           6,514        8,896          546
   Mt. Sutro                          99    San Francisco, CA           2,750           8,575       11,325          667
   Spring Lake                        69    Seattle, WA                   859           3,488        4,347          506
   Stonehedge Village                196    Bothell, WA                 3,198          13,262       16,460        1,267
   The Bluffs                        224    San Diego, CA               3,439           8,045       11,484        1,264
   The Carlyle                       132    San Jose, CA                5,784          21,973       27,757          823
   Treetops                          172    Fremont, CA                 3,578           9,265       12,843        2,066
   Wandering Creek                   156    Kent, WA                    1,296           6,112        7,408        1,635
   Wilshire Promenade                128    Fullerton, CA               3,140           8,048       11,188        1,500
   Wimbledon Woods                   560    Hayward, CA                10,348          39,134       49,482        5,122
   Windsor Ridge                     216    Sunnyvale, CA               4,019          11,148       15,167        4,061
                                                                     --------        --------     --------     --------
                                                                      201,245         632,840      834,085      122,948
                                                                     --------        --------     --------     --------

                                                                                              Depreciable
                                                                      Date of        Date        lives
           Property                 Units        Location          construction    acquired     (years)
---------------------------------   -----   --------------------   -------------   --------   -----------
Encumbered multifamily properties
   Summerhill Park                   100    Sunnyvale, CA               1988          9/88        3-40
   Oak Pointe                        390    Sunnyvale, CA               1973         12/88        3-30
   Summerhill Commons                184    Newark, CA                  1987          7/87        3-40
   Pathways                          296    Long Beach, CA              1975          2/91        3-30
   Stevenson Place(The Apple)        200    Fremont, CA                 1971          4/82        3-30
   Foothill Commons                  360    Bellevue, WA                1978          3/90        3-30
   Woodland Commons                  236    Bellevue, WA                1978          3/90        3-30
   Palisades                         192    Bellevue, WA           1969/1977 (2)      5/90        3-30



   Wharfside Pointe                  142    Seattle, WA                 1990          6/94        3-30
   Emerald Ridge                     180    Bellevue, WA                1987         11/94        3-30
   Sammamish View                    153    Bellevue, WA                1986         11/94        3-30



   Brighton Ridge                    264    Renton, WA                  1986         12/96        3-30
   Landmark                          285    Hillsboro, OR               1990         08/96        3-30
   Eastridge                         188    San Ramon, CA               1988         08/96        3-30



   Fountain Court                    320    Bellevue, WA                2000          3/00        3-30
   Hillcrest Park(Mirabella)         608    Newbury Park, CA            1973          3/98        3-30
   Hillsborough Park                 235    La Habra, CA                1999         09/99        3-30



   The Shores                        462    San Ramon, CA               1988         01/97        3-30
   Waterford                         238    San Jose, CA                2000          6/00        3-30



   Bridle Trails                      92    Kirkland, WA                1986         10/97        3-30
   Bunker Hill Towers                456    Los Angeles, CA             1968          3/98        3-30
   Camarillo Oaks                    564    Camarillo, CA               1985         07/96        3-30
   Evergreen Heights                 200    Kirkland, WA                1990         06/97        3-30
   Hampton Park(Columbus)             83    Glendale, CA                1974         06/99        3-30
   Hampton Place(Lorraine)           132    Glendale, CA                1970         06/99        3-30
   Huntington Breakers               342    Huntington Beach, CA        1984         10/97        3-30
   Inglenook Court                   224    Bothell, WA                 1985         10/94        3-30
   Jackson School Village            200    Hillsboro, OR               1996          9/00        3-30
   Maple Leaf                         48    Seattle, WA                 1986         10/97        3-30
   Mariners Palce                    105    Oxnard, CA                  1987          5/00        3-30
   Meadowood                         320    Simi Valley, CA             1986         11/96        3-30
   Monterra del Rey(Glenbrook)        84    Pasadena, CA                1972         04/99        3-30
   Monterra del Sol(Euclid)           85    Pasadena, CA                1972         04/99        3-30
   Mt. Sutro                          99    San Francisco, CA           1973         06/01        3-30
   Spring Lake                        69    Seattle, WA                 1986         10/97        3-30
   Stonehedge Village                196    Bothell, WA                 1986         10/97        3-30
   The Bluffs                        224    San Diego, CA               1974         06/97        3-30
   The Carlyle                       132    San Jose, CA                2000          4/00        3-30
   Treetops                          172    Fremont, CA                 1978         01/96        3-30
   Wandering Creek                   156    Kent, WA                    1986         11/95        3-30
   Wilshire Promenade                128    Fullerton, CA               1992         01/97        3-30
   Wimbledon Woods                   560    Hayward, CA                 1975          3/98        3-30
   Windsor Ridge                     216    Sunnyvale, CA               1989         03/89        3-40

                                      F-26                           (Continued)

                              ESSEX PORTFOLIO, L.P.

                    Real Estate and Accumulated Depreciation

                                December 31, 2001

                             (Dollars in thousands)

                                                                                               Initial cost              Costs
                                                                                          ------------------------    capitalized
                                                                                                     Buildings and   subsequent to
                    Property                  Units        Location         Encumbrance     Land     improvements     acquisition
-------------------------------------------   ------   ------------------   -----------   --------   -------------   -------------
Unencumbered multifamily properties
    Avondale at Warner Center                    446   Woodland Hills, CA                   10,536       24,522           2,278
    Bristol Commons                              188   Sunnyvale, CA                         5,278       11,853           1,117
    Castle Creek                                 216   Newcastle, WA                         4,149       16,028             875
    City Heights (3)                              --   Los Angeles, CA                       9,655           --             111
    Fairway (4)                                   74   Newport Beach, CA                        --        7,850             741
    Foothill/Twincreeks                          176   San Ramon, CA                         5,875       13,992           1,117
    Kings Road                                   196   Los Angeles, CA                       4,023        9,527             521
    Linden Square                                183   Seattle, WA                           4,374       11,588             226
    Marina Cove (5)                              292   Santa Clara, CA                       5,320       16,431           2,128
    Meadows @ Cascade                            198   Vancouver, WA                         2,261        9,070           1,026
    Mirabella                                    188   Marina Del Rey, CA                    6,180       26,673             157
    Park Place/
        Windsor Court/Cochran                    176   Los Angeles, CA                       4,965       11,806             419
    Plumtree                                     140   Santa Clara, CA                       3,090        7,421             881
    Salmon Run                                   132   Bothell, WA                           3,717       11,483             187
    Tara Village                                 168   Tarzana, CA                           3,178        7,535             811
    The Laurels                                  164   Mill Creek, WA                        1,559        6,430             483
    The Village                                  122   Oxnard, CA                            2,349        5,579           2,715
    Trabucco Villas                              132   Lake Forest, CA                       3,638        8,640             644
    Villa Scandia                                118   Ventura, CA                           1,570        3,912             296
    Village @ Cascade                            192   Vancouver, WA                         2,103        8,753             256
    Monterra del Mar (Windsor Terrace)           123   Pasadena, CA                          2,188        5,263           3,678
    Vista Point (3) (6)                           --   Anaheim, CA                              --           --               6
                                              ------                          --------    --------     --------        --------
                                              13,544                           564,201     279,634      774,837         110,645
                                              ------                          --------    --------     --------        --------
Commercial properties
    925 East Meadow (7)                                Palo Alto, CA                --       1,401        3,172             932
    22120 Clarendon (8)                                Woodland Hills, CA           --         903        3,600              76
                                                                              --------    --------     --------        ---------
Total multifamily and commercial properties                                   $564,201    $281,938     $781,609        $111,653
                                                                              ========    ========     ========        =========

                                                                                          Gross amount
                                                                                    carried at close of period
                                                                            -----------------------------------------
                                                                             Land and      Buildings and                Accumulated
                    Property                  Units        Location         improvements   improvements     Total(1)    depreciation
-------------------------------------------   ------   ------------------   ------------   -------------   ----------   ------------
Unencumbered multifamily properties
    Avondale at Warner Center                    446   Woodland Hills, CA       10,568         26,768          37,336        2,186
    Bristol Commons                              188   Sunnyvale, CA             5,284         12,964          18,248        2,157
    Castle Creek                                 216   Newcastle, WA             4,830         16,222          21,052        1,816
    City Heights (3)                              --   Los Angeles, CA           9,766             --           9,766           --
    Fairway (4)                                   74   Newport Beach, CA             9          8,582           8,591          775
    Foothill/Twincreeks                          176   San Ramon, CA             5,952         15,032          20,984        2,516
    Kings Road                                   196   Los Angeles, CA           4,030         10,041          14,071        1,617
    Linden Square                                183   Seattle, WA               4,199         11,989          16,188          605
    Marina Cove (5)                              292   Santa Clara, CA           5,322         18,557          23,879        5,745
    Meadows @ Cascade                            198   Vancouver, WA             2,334         10,023          12,357        1,508
    Mirabella                                    188   Marina Del Rey, CA        6,189         26,821          33,010        1,452
    Park Place/
        Windsor Court/Cochran                    176   Los Angeles, CA           5,014         12,176          17,190        1,451
    Plumtree                                     140   Santa Clara, CA           3,091          8,301          11,392        2,507
    Salmon Run                                   132   Bothell, WA               3,784         11,603          15,387          448
    Tara Village                                 168   Tarzana, CA               3,211          8,313          11,524        1,479
    The Laurels                                  164   Mill Creek, WA            1,595          6,877           8,472        1,163
    The Village                                  122   Oxnard, CA                2,413          8,230          10,643        1,001
    Trabucco Villas                              132   Lake Forest, CA           3,842          9,080          12,922        1,291
    Villa Scandia                                118   Ventura, CA               1,612          4,166           5,778          740
    Village @ Cascade                            192   Vancouver, WA             2,151          8,961          11,112        1,267
    Monterra del Mar (Windsor Terrace)           123   Pasadena, CA              2,730          8,399          11,129          909
    Vista Point (3) (6)                           --   Anaheim, CA                                  6               6          --
                                              ------                          --------       --------      ----------     --------
                                              13,544                           289,171        875,945       1,165,116      155,581
                                              ------                          --------       --------      ----------     --------
Commercial properties
    925 East Meadow (7)                                Palo Alto, CA             1,771          3,734           5,505          588
    22120 Clarendon (8)                                Woodland Hills, CA          971          3,608           4,579          100
                                                                              --------       --------      ----------     --------
Total multifamily and commercial properties                                   $291,913       $883,287      $1,175,200     $156,269
                                                                              ========       ========      ==========     ========

                                                                                                      Depreciable
                                                                              Date of        Date       lives
                    Property                  Units        Location         construction   acquired     (years)
-------------------------------------------   ------   ------------------   ------------   --------   -----------
Unencumbered multifamily properties
    Avondale at Warner Center                    446   Woodland Hills, CA       1989        01/97        3-30
    Bristol Commons                              188   Sunnyvale, CA            1989        01/97        3-30
    Castle Creek                                 216   Newcastle, WA            1997        12/97        3-30
    City Heights (3)                              --   Los Angeles, CA          1968        12/00          --
    Fairway (4)                                   74   Newport Beach, CA        1972        06/99        3-30
    Foothill/Twincreeks                          176   San Ramon, CA            1985        02/97        3-30
    Kings Road                                   196   Los Angeles, CA          1979        06/97        3-30
    Linden Square                                183   Seattle, WA              1994         6/00        3-30
    Marina Cove (5)                              292   Santa Clara, CA          1974         6/94        3-30
    Meadows @ Cascade                            198   Vancouver, WA            1988        11/97        3-30
    Mirabella                                    188   Marina Del Rey, CA       2000         5/00        3-30
    Park Place/
        Windsor Court/Cochran                    176   Los Angeles, CA          1988        08/97        3-30
    Plumtree                                     140   Santa Clara, CA          1975         2/94        3-30
    Salmon Run                                   132   Bothell, WA              2000        10/00        3-30
    Tara Village                                 168   Tarzana, CA              1972        01/97        3-30
    The Laurels                                  164   Mill Creek, WA           1981        12/96        3-30
    The Village                                  122   Oxnard, CA               1974        07/97        3-30
    Trabucco Villas                              132   Lake Forest, CA          1985        10/97        3-30
    Villa Scandia                                118   Ventura, CA              1971        06/97        3-30
    Village @ Cascade                            192   Vancouver, WA            1995        12/97        3-30
    Monterra del Mar (Windsor Terrace)           123   Pasadena, CA             1972        09/97        3-30
    Vista Point (3) (6)                           --   Anaheim, CA              1968        07/85          --
                                              ------
                                              13,544
                                              ------
Commercial properties
    925 East Meadow (7)                                Palo Alto, CA            1984        11/97        3-30
    22120 Clarendon (8)                                Woodland Hills, CA       1982        03/01        3-30

Total multifamily and commercial properties

(1)  The aggregate cost for federal income tax purposes is $896,529,421.
(2)  Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4)  The land is leased pursuant to a ground lease expiring 2027.
(5)  A portion of land is leased pursuant to a ground lease expiring in 2028.
(6) The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.
(7)  Total rentable square footage of 17,404.
(8)  Total rentable square footage of 38,940.

     A summary of activity for real estate and accumulated depreciation is as follows:

                                              2001           2000       1999
                                            ----------   ----------   ---------
     Real estate:
         Balance at beginning of year       $1,156,408   $  929,076   $ 889,964
         Improvements                           25,839       18,348       5,554
         Acquisition of real estate             15,904      238,938     193,634
         Disposition of real estate            (22,951)     (29,954)   (160,076)
                                            ----------   ----------   ---------
         Balance at end of year             $1,175,200   $1,156,408   $ 929,076
                                            ==========   ==========   =========

                                                2001        2000      1999
                                               --------   --------   -------
     Accumulated depreciation:
         Balance at beginning of year          $119,499   $ 96,605   $77,789
         Dispositions                                --     (7,871)   (7,334)
         Depreciation expense - Acquisitions        758      2,626     1,377
         Depreciation expense                    36,012     28,139    24,773
                                               --------   --------   -------
         Balance at end of year                $156,269   $119,499   $96,605
                                               ========   ========   =======

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

                                      Essex Portfolio, L.P.
                                      (Registrant)


                                      By:  Essex Property Trust, Inc.
                                      Its:  General Partner


Dated:  April 1, 2002                 By: /s/ Michael J. Schall
                                        ----------------------------------------
                                      Michael J. Schall
                                      Senior Executive Vice President and
                                      Chief Financial Officer and Director

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.


Dated   April 1, 2002                    /s/ George M. Marcus
                                      ------------------------------------------
                                      George M. Marcus
                                      Chairman of the Board


Dated   April 1, 2002                    /s/ Keith R. Guericke
                                      ------------------------------------------
                                      Keith R. Guericke
                                      President and Chief Executive Officer and
                                      Vice Chairman
                                      (Principal Executive Officer)


Dated   April 1, 2002                    /s/ Michael J. Schall
                                      ------------------------------------------
                                      Senior Executive Vice President and
                                      Chief Financial Officer and Director
                                      (Principal Financial Officer)


Dated   April 1, 2002                    /s/ Mark J. Mikl
                                      ------------------------------------------
                                      Mark J. Mikl
                                      Vice President and Controller
                                      (Principal Accounting Officer)


Dated   April 1, 2002                    /s/ William A. Millichap
                                      ------------------------------------------
                                      William A. Millichap
                                      Director


Dated   April 1, 2002                    /s/ Gary P. Martin
                                      ------------------------------------------
                                      Gary P. Martin
                                      Director


Dated   April 1, 2002                    /s/ Robert E. Larson
                                      ------------------------------------------
                                      Robert E. Larson
                                      Director


Dated   April 1, 2002                    /s/ Thomas E. Randlett
                                      ------------------------------------------
                                      Thomas E. Randlett
                                      Director

Dated   April 1, 2002                    /s/ David W. Brady
                                      ------------------------------------------
                                      David W. Brady
                                      Director


Dated   April 1, 2002                    /s/ Issie N. Rabinovitch
                                      ------------------------------------------
                                      Issie N. Rabinovitch
                                      Director


Dated   April 1, 2002                    /s/ Willard H. Smith, Jr.
                                      ------------------------------------------
                                      Willard H. Smith, Jr.
                                      Director

                                  EXHIBIT INDEX

Exhibit No.                                  Document                                                    Page
-----------                                  --------                                                    ----
3.1           Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit     --
              3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.

3.2           Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible              --
              Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

3.3           First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc.,     --
              attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

3.4           Certificate of Correction to Exhibit 3.2 dated December 20, 1996                            (1)

3.5           Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to       --
              the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

3.6           Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December        (1)
              17, 1996.

3.7           Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000          --
              shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current
              Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.

3.8           Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares       (2)
              of 9-1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of
              Maryland on November 25, 1998.

3.9           Certificate of Correction to Exhibit 3.2 dated February 12, 1999.                           (2)

3.10          Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822          --
              shares of Series A Junior Participating Preferred Stock, filed with the State of
              Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

3.11          Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000          --
              shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of
              Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

3.12          Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000          --
              shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of
              Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

3.13          Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of       --
              Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred
              Stock, attached as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March
              31, 2000, and incorporated herein by reference.

Exhibit No.                                  Document                                                    Page
-----------                                  --------                                                    ----
3.14          Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14,     --
              2000, attached as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March
              31, 2000, and incorporated herein by reference.

4.1           Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc.,        --
              and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as
              Exhibit 1 to the Company's Registration Statement filed on Form 8-A dated November 12,
              1998, and incorporated herein by reference.

4.2           Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1       --
              to the Company's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.

4.3           Amendment to Rights Agreement, dated as of February 28, 2002                                --

10.1          Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached      --
              as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*

10.2          First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P.        --
              attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

10.3          First Amendment to the First Amended and Restated Agreement of Limited Partnership of       --
              Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company's
              Current Report on Form 8-K , filed March 3, 1998, and incorporated herein by reference.

10.4          Second Amendment to the First Amended and Restated Agreement of Limited Partnership of      --
              Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company's
              Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.

10.5          Third Amendment to the First Amended and Restated Agreement of Limited Partnership of       (2)
              Essex Portfolio, L.P. dated November 24, 1998.

10.6          Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of      --
              Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company's
              10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

10.7          Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of       --
              Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the
              Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

10.8          Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan,     --
              attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11
              (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*

10.9          Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan, attached as           --
              Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Registration No.
              33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*

10.10         Form of Non-Competition Agreement between Essex and each of Keith R. Guericke and           --
              George M. Marcus, attached as Exhibit 10.5 to the Company's Registration Statement on
              Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.11         Termination of Non-Compete Agreement between Essex Property Trust, Inc. and George M.       --
              Marcus attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1998, and incorporated herein by reference.

Exhibit No.                                  Document                                                    Page
-----------                                  --------                                                    ----
10.12         Contribution Agreement by and among Essex, the Operating Partnership and the Limited        --
              Partners in the Operating Partnership, attached as Exhibit 10.6 to the Company's
              Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.13         Form of Indemnification Agreement between Essex and its directors and officers,             --
              attached as Exhibit 10.7 to the Company's Registration Statement on Form S-11
              (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.14         First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George       --
              M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's
              Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.

10.15         Agreement by and among M&M, M&M REIBC and the Operating Partnership and Essex regarding     --
              Stock Options attached as Exhibit 10.14 to the Company's Registration Statement on Form
              S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.16         Co-Brokerage Agreement by and among Essex, the Operating Partnership, M&M REIBC and         --
              Essex Management Corporation attached as Exhibit 10.15 to the Company's Registration
              Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6,
              1994, and incorporated herein by reference.

10.17         General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit     --
              10.16 to the Company's Registration Statement on Form S-11 (Registration No.33-76578),
              which became effective on June 6, 1994, and incorporated herein by reference.

10.18         Form of Management Agreement between the Operating Partnership and Essex Management         --
              Corporation regarding the retail Properties attached as Exhibit 10.18 to the Company's
              Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.19         Form of Investor Rights Agreement between Essex and the Limited Partner of the              --
              Operating Partnership attached as Exhibit 10.26 to the Company's Registration Statement
              on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.

10.20         Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the              --
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.  (Same form was used for subsequent phantom stock agreements.)*

10.21         Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company's      --
              Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.  (Same form was used for subsequent phantom stock agreements.)*

10.22         Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke,         --
              attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

10.23         Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as      --
              Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
              31, 1997, and incorporated herein by reference.  (Same form of Promissory Note and
              Pledge Agreement used for subsequent loans.)*

10.24         Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall,           --
              attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*

Exhibit No.                                  Document                                                    Page
-----------                                  --------                                                    ----
10.25         Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as        --
              Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
              31, 1997, and incorporated herein by reference.  (Same form of Promissory Note and
              Pledge Agreement used for subsequent loans.)*

10.26         First Amended and Restated Agreement of Limited Partnership of Western Highridge I          --
              Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

10.27         Registration Rights Agreement, effective as of May 13, 1997, by and between the Company     --
              and the limited partners of Western-Highridge I Investors, Irvington Square Associates,
              Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III
              Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for
              the quarter ended June 30, 1997, and incorporated herein by reference.

10.28         $100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding        --
              Corporation, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
              for the quarter ended September 30, 1998, and incorporated herein by reference.

10.29         Form of Revolving Loan Agreement among Essex Portfolio L.P., Bank of America and other      --
              banks as specified therein, attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.30         Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of       --
              Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the
              Company's 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*

10.31         Executive Severance Plan*                                                                   --

12.1          Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock           --
              Dividends.

21.1          List of Subsidiaries of Essex Property Trust, Inc.                                          --

23.1          Consent of Independent Public Accountants.                                                  --

----------
*    Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.