Form 10-Q
period 2002-03-31
ESSEX PORTFOLIO LP
filed 2002-05-15
CIK 1053059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-44467-01

ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland	77-0369575
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

925 East Meadow Drive, Palo Alto, California 94303
(Address of principal executive offices)
(Zip code)

(650) 494-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months for such shorter period that the Registrant was required to file such report, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

FORM 10-Q

Part I    Financial Information

Item 1:    Financial Statements (Unaudited)

Essex Portfolio, L.P., a California limited partnership, (the “Operating Partnership”) effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. (“Essex” or the “Company”). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partners’ capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods.

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ESSEX PORTFOLIO, L.P.
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31, 2002	December 31, 2001
Assets
Real estate:
Rental properties:
Land and land improvements	$292,192	$291,913
Buildings and improvements	887,651	883,287

	1,179,843	1,175,200
Less accumulated depreciation	(165,346)	(156,269)

	1,014,497	1,018,931
Investments	93,582	95,460
Real estate under development	108,714	93,256

	1,216,793	1,207,647
Cash and cash equivalents—unrestricted	6,868	6,440
Cash and cash equivalents—restricted	18,485	17,163
Notes receivable from investees and other related parties	59,270	56,014
Notes and other receivables	27,164	29,771
Prepaid expenses and other assets	6,423	6,699
Deferred charges, net	5,490	5,724

	$1,340,493	$1,329,458

Liabilities and Partners’ Capital
Mortgage notes payable	$562,891	$564,201
Lines of credit	84,459	74,459
Accounts payable and accrued liabilities	33,302	29,577
Distributions payable	18,130	16,559
Other liabilities	6,651	6,583

Total liabilities	705,433	691,379
Minority interests	5,685	6,352
Partners’ capital:
General Partner:
Common equity	383,962	386,599
Preferred equity	—	—

	383,962	386,599
Limited Partners:
Common equity	40,923	40,638
Preferred equity	204,490	204,490

	245,413	245,128

Total partners’ capital	629,375	631,727

Total liabilities and partners’ capital	$1,340,493	$1,329,458

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three months ended
	March 31, 2002	March 31, 2001
Revenues:
Rental	$42,638	$44,591
Other property	1,323	1,459

Total property	43,961	46,050
Interest and other	5,977	4,060

Total revenues	49,938	50,110

Expenses:
Property operating expenses:
Maintenance and repairs	2,851	2,741
Real estate taxes	3,182	3,081
Utilities	2,070	2,489
Administrative	3,670	3,623
Advertising	628	710
Insurance	348	262
Depreciation and amortization	9,080	8,826

	21,829	21,732
Interest	8,877	9,424
Amortization of deferred financing costs	147	160
General and administrative	1,700	1,874

Total expenses	32,553	33,190

Income before minority interests	17,385	16,920
Minority interests	(32)	(25)

Net income	17,353	16,895
Dividends on preferred units—general partner	—	—
Dividends on preferred units—limited partner	(4,580)	(4,580)

Net income available to common units	$12,773	$12,315

Per operating partnership unit data:
Basic:
Net income	$0.61	$0.60

Weighted average number of partnership units outstanding during the period	20,785,699	20,539,690

Diluted:
Net income	$0.61	$0.59

Weighted average number of partnership units outstanding during the period	20,966,678	20,922,186

Distributions per Operating Partnership common unit	$0.77	$0.70

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.
Consolidated Statements of Partners' Capital
For the three months ended March 31, 2002 and the
year ended December 31, 2001
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Total
	Common Equity		Preferred Equity	Common Equity		Preferred Equity
	Units	Amount	Amount	Units	Amount	Amount
Balances at December 31, 2000	18,417	$391,675	$—	2,129	$33,276	$204,490	$629,441
Contribution—net proceeds from options exercised	112	2,906	—	—	—	—	2,906
Common units purchased by Operating Partnership	(101)	(4,822)	—	—	—	—	(4,822)
Redemption of limited partner common units	—	—	—	(52)	(2,652)	—	(2,652)
Issuance of limited partner common units	—	—	—	209	10,381	—	10,381
Net income	—	48,545	—	—	5,884	18,319	72,748
Partners’ distributions	—	(51,705)	—	—	(6,251)	(18,319)	(76,275)

Balances at December 31, 2001	18,428	386,599	—	2,286	40,638	204,490	631,727
Contribution—net proceeds from options exercised	171	878	—	—	—	—	878
Common units purchased by Operating Partnership	(11)	(499)	—	—	—	—	(499)
Vested series Z incentive units	—	—	—	40	647	—	647
Net income	—	11,296	—	—	1,477	4,580	17,353
Partners’ distributions	—	(14,312)	—	—	(1,839)	(4,580)	(20,731)

Balances at March 31, 2002	18,588	$383,962	$—	2,326	$40,923	$204,490	$629,375

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended
	March 31, 2002	March 31, 2001
Net cash provided by operating activities:	$26,751	$22,877

Cash flows from investing activities:
Additions to real estate	(4,642)	(8,139)
Proceeds received from contribution of real estate to corporate investee	—	15,987
Decrease/(increase) in restricted cash	(1,322)	535
Additions to notes receivable from investees, other related parties and other receivables	(3,452)	(6,547)
Repayment of notes receivable from investees, other related parties and other receivables	2,705	12,401
Additions to real estate under development	(15,760)	(6,447)
Net distribution from (contribution to) investments in corporations and limited partnerships	6,223	(1,325)

Net cash (used in) provided by investing activities	(16,248)	6,465

Cash flows from financing activities:
Proceeds from mortgage and other notes payable and lines of credit	17,000	72,000
Repayment of mortgage and other notes payable and lines of credit	(8,310)	(83,631)
Additions to deferred charges	(51)	(154)
Net proceeds from stock options exercised and shares issued through dividend reinvestment plan	878	990
Contributions from minority interest partners	(14)	6,000
Distributions to minority interest partners	(4,907)	(5,879)
Shares purchased by Operating Partnership	(499)	—
Redemption of Operating Partnership units	—	(2,207)
Dividends paid	(14,172)	(11,234)

Net cash used in financing activities	(10,075)	(24,115)

Net increase in cash and cash equivalents	428	5,227
Cash and cash equivalents at beginning of period	6,440	6,600

Cash and cash equivalents at end of period	$6,868	$11,827

Supplemental disclosure of cash flow information—
Cash paid for interest, net of $1,696 and $722 capitalized	$7,064	$9,742

Supplemental disclosure of non-cash investing and financing activities:
Additional investment in limited partnerships:
Investments	$2,840	$—
Accounts payable	(2,840)	—

	$—	$—

Issuance of Operating Partnership Units in connection with the purchase of real estate	$—	$8,000

Exchange of related party notes receivable for investments	$—	$8,347

Contribution of real estate in exchange for notes receivable	$—	$6,571

Consolidation of previously unconsolidated investment	$—	$6,000

See accompanying notes to the consolidated unaudited financial statements.

Notes to Consolidated Financial Statements
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(1)    Organization and Basis of Presentation

Essex Portfolio, L.P. (the “Operating Partnership”) was formed in March 1994 and commenced operations on June 13, 1994, when Essex Property Trust, Inc. (the “Company”), the general partner of the Operating Partnership, completed its initial public offering (the “Offering”) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds from the Offering of $112,071 were used by the Company to acquire a 77.2% interest in the Operating Partnership. The Company has elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986 (the “Code”), as amended.

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2001.

The Company is the sole general partner in the Operating Partnership, owning an 88.9%, 89.0% and 89.2% general partnership interest as of March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

As of March 31, 2002, the Operating Partnership operates and has ownership interests in 92 multifamily properties (containing 20,762 units) and two office buildings (with approximately 56,300 square feet) (collectively, the “Properties”). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    Significant Transactions

(A)    Private Equity Fund

On July 11, 2001, Essex Apartment Value Fund, L.P. (the “Fund”), an investment fund organized by the Operating Partnership, had its initial closing with three institutional investors. The Fund will acquire, develop, and manage multifamily properties located in California, Oregon, and Washington. The Fund’s objective is to add value through rental growth and appreciation, using the Operating Partnership’s development, redevelopment and asset management capabilities. The total equity committed to the Fund by investors, including the Operating Partnership, at the initial closing was $105 million. Subsequent to the initial closing of the Fund, several additional equity commitments were received. As of the final closing on February 15, 2002, equity commitments totaled $250 million. An affiliate of the Operating Partnership, Essex VFGP, L.P. (“VFGP”), is the Fund’s 1% general partner and is a 20.4% percent limited partner. The Operating Partnership owns a 99% limited partner interest in VFGP. The Fund is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership, through VFGP, has a 21.4% interest in the Fund on economic terms identical to the other investors with respect to capital invested.

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

In addition to distributions with respect to its pro-rata share of the Fund’s Limited Partnership Interest invested capital, VFGP (1) will receive special priority distributions from the Fund in the annual amount of 1% of the Fund’s unreformed third party capital, payable quarterly for managing the Fund’s operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund’s investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner’s total capital contributions. VFGP will also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund’s investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

Subject to specific exceptions, the Fund will generally be the Operating Partnership’s exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund’s aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Operating Partnership is not prohibited from utilizing its development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

(B)    Acquisition Activities of the Fund

The Fund acquired a parcel of land in Santa Clara, California for a purchase price of approximately $15,000. The Fund plans to develop a 250-unit luxury apartment community on the site. In conjunction with this transaction, the Fund obtained from the seller a $10,500 fixed rate non-recourse secured mortgage, bearing interest at 8% and maturing in January 2004.

(C)    Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2002, the Operating Partnership has ownership interests in six development communities, with an aggregate of 1,524 multifamily units and an estimated total cost of $278,900 of which approximately $139,800 remains to be expended.

(D)    Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2002, the Operating Partnership has ownership interests in two redevelopment communities, which contain an aggregate of 258 units with total originally projected redevelopment investment of $6,532 of which approximately $4,871 remains to be expended. During the first quarter, the Operating Partnership reached stabilized operations at one property, Monterey Villas, a 122-unit apartment community located in Oxnard, California.

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(E)    Equity Transactions

In connection with the Company’s 1994 initial public offering, the Company provided a one-time grant of options to Marcus & Millichap (“M&M”) to purchase 220,000 shares of common stock at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of M&M, will provide real estate transaction, trend and other information to the Company for a period of ten years. In February 2002, M&M exercised and sold the shares underlying this one-time grant. This option was exercised in a “cashless” transaction, whereby M&M was issued 129,302 shares of the Company’s common stock based on the current market price of the Company’s common stock of $47.30 at the time of exercise.

In March 2002, the Operating Partnership acquired 10,500 shares of the Company’s outstanding Common Stock. The weighted average purchase price for the shares was $47.50. The amount paid for the shares is reflected as a reduction of the common stock and additional-paid-in-capital in the Company’s consolidated balance sheets.

(F)    Other

In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company’s common stock. Pursuant to the program, in 1999, the participants entered into a swap agreement with a securities broker whereby the securities broker acquired, in open market transactions, 223,475 shares of the Company’s common stock. The agreement by its terms expires in September 2004 at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. From August 2001 through May 2002, the directors and management effected an early termination of the agreement with respect to all of the shares, realizing a gain of approximately $15-$17 per share.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. Conditions in the insurance industry have resulted in greater costs, increasing more than 50% from the prior year, along with increased deductibles and reduced coverages. In some cases, the Company is not in technical compliance with the insurance requirements of loan agreements, and is discussing this issue with applicable lenders. The Company does not believe that this non-compliance will have a material impact on its operations or future financing efforts. As further described in the Operating Partnership’s Annual Report on Form 10-K, the Operating Partnership may incur losses due to deductibles, self-insured retentions, co-payments and losses in excess of appropriate coverages.

(G)    Subsequent Event

On April 17, 2002, the co-investment with AEW in which the Operating Partnership holds a 20% interest, sold Casa Mango, a 96-unit apartment community located in Del Mar, California, and Riverfront, a 229-unit apartment community located in San Diego, California for a contract price of approximately $52,000. The properties were contributed by the Operating Partnership to the co-investment in December 1999 at a value of $41,000. In addition to receiving a pro rata interest in the gain, the Operating Partnership will receive incentive and other fees in connection with the transaction.

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(3)    Related Party Transactions

All general and administrative expenses of the Company, Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company (“EMC”), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2002 and 2001 totaled $770 and $430, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income of $446 and $901 for the three months ended March 31, 2002 and 2001, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership’s investees of $2,769 and $344 for the three months ended March 31, 2002 and 2001, respectively.

Notes receivable from investees and other related parties as of March 31, 2002 and December 31, 2001 consist of the following:

	March 31, 2002	December 31, 2001
Notes receivable from joint ventures investees:
Notes receivable from Essex Fidelity I Corp (“EFC”), secured, bearing interest from 7% to LIBOR + 2.5%, due 2002-2004	$48,180	$47,305
Note receivable from EFC, unsecured, bearing interest at 7.5%, due 2011	1,150	1,150
Note receivable from Highridge Apartments, secured, bearing interest at 10%, due on demand	2,950	2,950
Receivable from Newport Beach North LLC and Newport Beach South LLC, non interest bearing, due on demand	1,630	974

Other related party receivables:
Loans to officers, secured, bearing interest at 8%, due April 2006	633	633
Other related party receivables, substantially due on demand	4,727	3,002

	$59,270	$56,014

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(4)    New Accounting Pronouncements

The Operating Partnership adopted Financial Accounting Standards Board’s Statement of Financial Accounting Standard (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires discontinued operations presentation for a material operating property considered held for sale beginning on January 1, 2002. The adoption of FAS 144 did not have a material impact on the Operating Partnership’s financial position or results of operations; however, if the Operating Partnership were to begin disposal of an operating property, such property’s results of operations, for all periods presented, would be separately disclosed as discontinued operations in the Operating Partnership’s financial statements.

In June 2001, the Financial Accounting Standards Board issued FAS 143, Accounting for Asset Retirement Obligations. Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Operating Partnership does not believe that FAS 143 will have a material impact on the Operating Partnership’s financial position or results of operations. FAS 143 is effective for fiscal years beginning after June 15, 2002.

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
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

	Three months ended
	March 31, 2002	March 31, 2001
Revenues
Northern California	$15,232	$16,734
Southern California	18,084	17,929
Pacific Northwest	10,645	11,387

Total segment revenues	43,961	46,050
Interest and other income	5,977	4,060

Total revenues	$49,938	$50,110

Net operating income:
Northern California	$11,515	$12,985
Southern California	12,389	12,332
Pacific Northwest	7,308	7,827

Total segment net operating income	31,212	33,144
Interest and other income	5,977	4,060
Depreciation and amortization	(9,080)	(8,826)
Interest	(8,877)	(9,424)
Amortization of deferred financing costs	(147)	(160)
General and administrative	(1,700)	(1,874)

Income before minority interests	$17,385	$16,920

	March 31, 2002	December 31, 2001
Assets:
Northern California	$301,113	$302,408
Southern California	455,710	456,639
Pacific Northwest	257,674	259,884

Total segment net real estate assets	1,014,497	1,018,931
Non-segment assets	325,996	310,527

Total assets	$1,340,493	$1,329,458

Notes to Consolidated Financial Statements—(Continued)
March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(6)    Net Income Per Unit

	Three months ended March 31, 2002			Three months ended March 31, 2001
	Income	Weighted Average Units	Per Unit Amount	Income	Weighted Average Units	Per Unit Amount
Net Income	$17,353			$16,895
Less: dividends on general and limited partner preferred equity	(4,580)			(4,580)

Basic:
Income available to common units	12,773	20,786	$0.61	12,315	20,539	$0.60

Effect of Dilutive Securities:
Convertible preferred stock	—	—		—	—
Stock options	—	181		—	383

Diluted:
Income available to common units plus assumed conversions	$12,773	20,967	$0.61	$12,315	20,922	$0.59

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the “Operating Partnership”) for the three months ended March 31, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company’s interests in the Operating Partnership’s properties and all of the Company’s operations relating to the Company’s properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2002, December 31, 2001 and March 31, 2001, owed an 88.9%, 89.0% and 89.2% general partnership interest in the Operating Partnership, respectively.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in the quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership’s expectations as to the total projected costs of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2002, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P. (the “Fund”), the anticipated performance of existing properties, and statements regarding the Operating Partnership’s financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership’s current expectations, that Fund will fail to perform as anticipated, the Operating Partnership will not have access to the debt and equity markets in a timely fashion in order to meet future funding requirements, as well as those risks, special considerations, and other factors discussed under the caption “Other Matters/Risk Factors” in Item 1 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001, and those other risk factors and special considerations set forth in the Operating Partnership’s other filings with the Securities and Exchange Commission (the “SEC”) which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

General Background

The Operating Partnership’s property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three months ended March 31, 2002 and 2001. The Operating Partnership’s multifamily properties (the “Properties”) are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

Essex Apartment Value Fund, L.P. (the “Fund”), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership’s exclusive investment vehicle for new investments until the Fund’s committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired seven multifamily residential properties, representing 1,877 apartment units with an aggregate purchase price of approximately $190 million, excluding redevelopment expenses. In addition, three development land parcels, where approximately 618 apartment units are planned for construction, have been purchased by the Fund.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 76 multifamily residential properties, its headquarters building and its Southern California office building. Of the multifamily properties acquired since the Operating Partnership began operations, 14 are located in Northern California, 42 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and 5 are located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 16,451 multifamily units with total capitalized acquisition costs of approximately $1,385.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in 9 multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, eight multifamily residential properties (six in Northern California, one in Southern California and one in the Pacific Northwest) consisting of a total of 1,021 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $118.7 million resulting in total net realized gains of approximately $25.8 million.

The Operating Partnership is currently developing six multifamily residential communities, with an aggregate of 1,524 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $278.9 million. As of March 31, 2002, the remaining commitment to fund these projects is approximately $139.8 million of which approximately $67.6 million is the Operating Partnership’s commitment.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

Average financial occupancy rates of the Operating Partnership’s multifamily Quarterly Same Store Properties (properties consolidated by the Operating Partnership for each of the three months ended March 31, 2002 and 2001) was 92.7% and 95.7%, for the three months ended March 31, 2002 and 2001, respectively. “Financial occupancy” is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2002 and 2001 are as follows:

	March 31, 2002	March 31, 2001
Southern California	92.1%	95.3%
Northern California	94.9%	96.9%
Pacific Northwest	90.8%	94.7%

Total Revenues decreased by $172,000 or 0.3% to $49,938,000 in the first quarter of 2002 from $50,110,000 in the first quarter of 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

	Number of Properties	Three Months Ended March 31,		Dollar Change	Percentage Change
		2002	2001
	(Dollars in thousands)
Revenues
Property revenues Quarterly
Same Store Properties
Southern California	21	$14,484	$14,393	$91	0.6%
Northern California	14	13,094	14,579	(1,485)	(10.2)
Pacific Northwest	23	10,645	11,387	(742)	(6.5)

Properties	58	38,223	40,359	(2,136)	(5.3)
Property revenues of properties acquired/disposed of subsequent December 31, 2000 (1)		5,738	5,691	47	0.8

Total property revenues		43,961	46,050	(2,089)	(4.5)

Interest and other income		5,977	4,060	1,917	47.2

Total revenues		$49,938	$50,110	$(172)	(0.3)%

(1)	Also includes two office buildings, redevelopment communities, and development communities.

As set forth in the above table, the $172,000 net decrease in total revenues was offset by a $47,000 increase in property revenues attributable to properties acquired or disposed of subsequent to December 31, 2000, redevelopment communities, development communities and two office buildings. Subsequent to December 31, 2000, the Operating Partnership acquired interests in two multifamily properties, one office building, reached stabilized operations at one development community, and had six communities under redevelopment (the “Quarterly Acquisition Properties”).

Of the decrease in total revenues, $2,136,000 is attributable to decreases in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties decreased by approximately 5.3% to $38,223,000 in the first quarter of 2002 from $40,359,000 in the first quarter of 2001. The majority of this decrease was attributable to the 14 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,485,000 or 10.2% to $13,094,000 in the first quarter of 2002 from $14,579,000 in the first quarter of 2001. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $742,000 or 6.5% to $10,645,000 in the first quarter of 2002 from $11,387,000 in the first quarter of 2001. The $1,485,000 decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 94.9% in the first quarter of 2002 from 96.9% in the first quarter of 2001. The $742,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in financial occupancy to 90.8% in the first quarter of 2002 from 94.7% in the first quarter of 2001. The 21 multifamily residential properties located in Southern California offset the Quarterly Same Store Properties property revenues decrease. The property revenues of these properties increased by $91,000 or 0.6% to $14,484,000 in the first quarter of 2002 from $14,393,000 in the first quarter of 2001. The $91,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 92.1% in the first quarter of 2002 from 95.3% in the first quarter of 2001. The decrease in total revenue is offset by an increase of $1,917,000 attributable to interest and other income, which primarily relates to interest income on notes receivables and income earned on the Operating Partnership’s joint venture investments.

Total Expenses decreased by $637,000 or approximately 1.9% to $32,553,000 in the first quarter of 2002 from $33,190,000 in the first quarter of 2001. This decrease was mainly due to a decrease in interest expense, which decreased by $547,000 or 5.8% to $8,877,000 in the first quarter of 2002 from $9,424,000 in the first quarter of 2001. The interest expense decrease was primarily due to declining interest rates and the capitalization of interest charges relating to the Operating Partnership’s development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, decreased by $157,000 or 1.2% to $12,749,000 in the first quarter of 2002 from $12,906,000 in the first quarter of 2001 primarily due to a decrease in utility expense. Such decrease was offset by a property operating expense increase of $175,000 attributable to the Quarterly Acquisition Properties and by an increase in insurance expenses which increased by $86,000 or approximately 32.8% to $348,000 in the first quarter of 2002 from $262,000 in the first quarter of 2001. This increase is due to the current conditions in the insurance industry resulting in greater costs. Depreciation and amortization increased by $254,000 or approximately 2.9% to $9,080,000 in the first quarter of 2002 from $8,826,000 in the first quarter of 2001, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership’s various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $174,000 or 9.3% to $1,700,000 in the first quarter of 2002 from $1,874,000 in the first quarter of 2001. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC and a decrease in bonus expense in the first quarter of 2002, as compared to the first quarter of 2001, as partially offset by additional staffing requirements resulting from the growth of the Operating Partnership.

Net income increased by $458,000 or 2.7% to $17,353,000 in the first quarter of 2002 from $16,895,000 in the first quarter of 2001. The increase is attributable to the net contribution of the Quarterly Acquisition Properties, offset by the decrease in net operating income from the Quarterly Same Store Properties.

Liquidity and Capital Resources

At March 31, 2002 the Operating Partnership had $6,868,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using a combination of some or all of the following: working capital, amounts available from its lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under its lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership’s requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $150,000,000. The first line, in the amount of $120,000,000, matures in May 2002, with an option to extend it for one year thereafter. The Operating Partnership is currently negotiating a renewal of this line of credit under terms similar to its current facility. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company’s corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.15% during its term. At March 31, 2002 the Operating Partnership had $54,459,000 outstanding on this line of credit, with an interest rate of approximately 3.0%. A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. Outstanding balance, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.175%. At March 31, 2002 the Operating Partnership had $30,000,000 outstanding on this line of credit, with an interest rate of approximately 3.0%.

In addition, the Fund, the investment fund managed by the Operating Partnership, has an unsecured line of credit for an aggregate amount of $75 million. This line matures in June 2002, but may be extended at the Fund’s option to September 2002. The line bears interest at LIBOR plus 0.875%. As of March 31 2002, the line had an outstanding balance of $53.5 million, with an interest rate of approximately 2.9%.

In addition to the unsecured lines of credit, the Operating Partnership had $562,891,000 of secured indebtedness at March 31, 2002. Such indebtedness consisted of $504,071,000 in fixed rate debt with interest rates varying from 6.4% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the first quarter of 2002 ranging from 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership’s unrestricted cash balance increased by $428,000 or 6.6% to $6,868,000 as of March 31, 2002 from $6,440,000 as of December 31, 2001. This increase was primarily a result of $26,751,000 net cash provided by operating activities which was offset by $16,248,000 of net cash used in investing activities and $10,075,000 of net cash used in financing activities. The $16,248,000 of net cash used in investing activities was primarily a result of $15,760,000 used to fund real estate under development, $4,642,000 used to upgrade rental properties and $3,452,000 in additions to notes receivable and investments made to finance real estate property acquisitions by the Operating Partnership’s investees, related party notes and other receivables, which was offset in part by $6,223,000 in proceeds received from investments in corporations and limited partnerships. The $10,075,000 of net cash used in financing activities was primarily a result of $14,172,000 used to pay dividends and $8,310,000 in repayments of mortgage and other notes payable and lines of credit, which was offset in part by $17,000,000 received in proceeds from mortgage and other notes payable and lines of credit.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $350 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2002. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2002 and/or the funding thereof will not be significantly different than the Operating Partnership’s current expectations.

The Operating Partnership is currently developing six multifamily residential communities, with an aggregate of 1,524 multifamily units. Such projects involve certain risks inherent in real estate development. See “Other Matters/Risk Factors—Risks That Development Activities Will Be Delayed or Not Completed” in Item 1 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $278,900,000. As of March 31, 2002, the remaining commitment to fund the estimated cost to complete is approximately $139,800,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. Conditions in the insurance industry have resulted in greater costs, increasing more than 50% from the prior year, along with increased deductibles and reduced coverages. In some cases, the Company is not in technical compliance with the insurance requirements of loan agreements, and is discussing this issue with applicable lenders. The Company does not believe that this non-compliance will have a material impact on its operations or future financing efforts. As further described in the Operating Partnership’s Annual Report on Form 10-K, the Operating Partnership may incur losses due to deductibles, self-insured retentions, co-payments and losses in excess of appropriate coverages.

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

Essex Apartment Value Fund, L.P. (the “Fund”), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership’s exclusive investment vehicle for new investments until the Fund’s committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. The Fund will provide funds related to certain new acquisitions and development transactions.

The Company’s Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company’s Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. This program supersedes its common stock repurchase plan as announced on March 25, 1999. In March 2002, the Operating Partnership acquired 10,500 shares of the Company’s outstanding Common Stock. The weighted average exercise price paid for the shares was $47.50. The amount paid for the shares are reflected as a reduction of the common stock and additional-paid-in-capital in the Company’s consolidated balance sheet at March 31, 2002.

The Operating Partnership invests in joint ventures and accounts for these investments under the equity or consolidation methods of accounting based on the control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at cost of acquisition and includes costs incurred by the Company and not reimbursed by the joint venture, plus the Operating Partnership’s share in undistributed earnings or losses since acquisition. The individual assets, liabilities, revenues and expenses of the joint ventures accounted for under the equity method are not recorded in the Operating Partnership’s consolidated financial statements.

Included in the Operating Partnership’s investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Company can elect to redeem their right for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company’s current dividend rate times the number of redemption shares. At March 31, 2002, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,511,533. The net income reported by the Operating Partnership under the equity method of accounting by these Down REIT entities is the net income of these down REIT entities as reduced by the distributions to the other limited partners.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership’s actual financial performance and may cause the Operating Partnership’s future results to be different from past performance or trends. These factors include those factors discussed under the caption “Other Matter/Risk Factors” in Item 1 of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001 and the following:

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in a recession. The impacts of such recession on operating results can include, and is not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

The Operating Partnership’s property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company’s shares. Prolonged recession could also affect the Operating Partnership’s ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable prices.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership’s variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership’s ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership’s ability to refinance existing borrowings at acceptable rates.

Inflation

Inflationary increases would likely have a negative effect on property operating results and such increases may be at greater rates of increases than property rental rates in a period of recession. The Operating Partnership believes it effectively manages its property and other expenses but understands that a return to higher annual rates of inflation would result in increases to operating expense.

Funds from Operations

Industry analysts generally consider funds from operations, (“Funds From Operations”), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non-cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by accounting principles generally accepted in the United States of America (“GAAP”) and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT’s operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership’s presentation of Funds From Operations.

The following table sets forth the Operating Partnership’s calculation of Funds from Operations for the three months ended March 31, 2002 and 2001.

	Three months ended
	March 31, 2002	March 31, 2001
Income before gain on the sales of real estate and minority interests	$17,385,000	$16,920,000
Adjustments:
Depreciation and amortization	9,080,000	8,826,000
Depreciation and amortization—unconsolidated co-investments	1,830,000	1,237,000
Minority interests (1)	(4,612,000)	(4,605,000)

Funds From Operations	$23,683,000	$22,378,000

Weighted average number of diluted shares outstanding (1)	21,006,678	20,992,186

(1)	Includes all outstanding units of the general partner common equity and assumes conversion of all limited partner common equity into shares of the Company’s common stock.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership is exposed to interest rate changes primarily as a result of its lines of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Operating Partnership’s real estate investment portfolio and operations. The Operating Partnership’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Operating Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership’s mortgage notes payable and lines of credit approximate fair value as of March 31, 2002 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended:	2002	2003	2004	2005	2006	Thereafter	Total
Fixed rate debt (In thousands)
Amount	$12,489	24,110	6,445	39,309	8,607	403,111	$504,071
Average interest rate	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%

Variable rate LIBOR debt (In thousands)
Amount	$84,459	—	—	—	—	58,820 (1)	$143,279
Average interest	3.0%	—	—	—	—	5.1%

(1)	Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at March 31, 2002.

Part II    Other Information

Item 6:    Exhibits and Reports on Form 8-K

A.    Exhibits

None

B.    Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P. A California Limited Partnership

/s/ MARK J. MIKL
Mark J. Mikl Vice President and Controller (Authorized Officer and Principal Accounting Officer)

May 14, 2002 Date