Form 10-Q
period 2002-06-30
ESSEX PORTFOLIO LP
filed 2002-08-13
CIK 1053059

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-44467-01

ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as specified in its Charter)

Maryland	77-0369575
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

ESSEX PORTFOLIO, L.P.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Real estate:
Rental properties:
Land and land improvements	$289,216	$291,913
Buildings and improvements	884,136	883,287

	1,173,352	1,175,200
Less accumulated depreciation	(172,883)	(156,269)

	1,000,469	1,018,931
Investments	90,782	95,460
Real estate under development	123,280	93,256

	1,214,531	1,207,647

Cash and cash equivalents-unrestricted	8,664	6,440
Cash and cash equivalents-restricted	17,875	17,163
Notes receivable from investees and other related parties	61,565	56,014
Notes and other receivables	28,250	29,771
Prepaid expenses and other assets	29,241	6,699
Deferred charges, net	6,207	5,724

	$1,366,333	$1,329,458

LIABILITIES AND PARTNERS’ CAPITAL

Mortgage notes payable	$561,220	$564,201
Lines of credit	106,459	74,459
Accounts payable and accrued liabilities	29,873	29,577
Distributions payable	18,156	16,559
Other liabilities	6,651	6,583

Total liabilities	722,359	691,379

Minority interests	5,706	6,352

Partners’ capital:
General Partner:
Common equity	392,305	386,599
Preferred equity	—	—

	392,305	386,599
Limited Partners:
Common equity	41,473	40,638
Preferred equity	204,490	204,490

	245,963	245,128

Total partners’ capital	638,268	631,727

Total liabilities and partners’ capital	$1,366,333	$1,329,458

See accompanying notes to the consolidated unaudited fiancial statements.

ESSEX PORTFOLIO, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three months ended
	June 30, 2002	June 30, 2001
Revenues:
Rental	$41,769	$44,530
Other property	1,396	1,453

Total property	43,165	45,983
Interest and other	7,818	4,536

Total revenues	50,983	50,519

Expenses:
Property operating expenses
Maintenance and repairs	2,356	2,875
Real estate taxes	3,119	2,929
Utilities	2,253	2,435
Administrative	3,045	3,606
Advertising	732	641
Insurance	490	230
Depreciation and amortization	9,114	8,833

	21,109	21,549
Interest	8,652	9,547
Amortization of deferred financing costs	147	207
General and administrative	1,565	1,854

Total expenses	31,473	33,157

Income from continuing operations before minority interests and discontinued operations	19,510	17,362
Minority interests	(46)	(22)

Income from continuing operations	19,464	17,340

Discontinued operations:
Income from real estate sold	77	175
Gain on sale of real estate	9,051	—

Income from discontinued operations	9,128	175

Net income	28,592	17,515
Dividends on preferred units-general partner	—	—
Dividends on preferred units-limited partner	(4,580)	(4,580)

Net income available to common units	$24,012	$12,935

Per operating partnership unit data:
Basic:
Income from continuing operations	$0.71	$0.61
Income from discontinued operations	0.44	0.01

Net income	$1.15	$0.62

Weighted average number of partnership units outstanding during the period	20,924,671	20,718,968

Diluted:
Income from continuing operations	$0.71	$0.61
Income from discontinued operations	0.43	0.01

Net income	$1.14	$0.62

Weighted average number of partnership units outstanding during the period	21,115,264	21,034,367

Distributions per Operating Partnership common unit	$0.77	$0.70

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Six months ended
	June 30, 2002	June 30, 2001
Revenues:
Rental	$83,888	$88,617
Other property	2,712	2,904

Total property	86,600	91,521
Interest and other	13,795	8,596

Total revenues	100,395	100,117

Expenses:
Property operating expenses
Maintenance and repairs	5,165	5,589
Real estate taxes	6,269	5,977
Utilities	4,284	4,875
Administrative	6,671	7,187
Advertising	1,354	1,343
Insurance	833	489
Depreciation and amortization	18,100	17,563

	42,676	43,023
Interest	17,441	18,881
Amortization of deferred financing costs	295	367
General and administrative	3,265	3,729

Total expenses	63,677	66,000

Income from continuing operations before minority interests and discontinued operations	36,718	34,117
Minority interests	(78)	(47)

Income from continuing operations	36,640	34,070

Discontinued operations:
Income from real estate sold	253	338
Gain on sale of real estate	9,051	—

Income from discontinued operations	9,304	338

Net income	45,944	34,408
Dividends on preferred units-general partner	—	—
Dividends on preferred units-limited partner	(9,159)	(9,159)

Net income available to common units	$36,785	$25,249

Per operating partnership unit data:
Basic:
Income from continuing operations	$1.31	$1.20
Income from discontinued operations	0.45	0.02

Net income	$1.76	$1.22

Weighted average number of partnership units outstanding during the period	20,873,660	20,630,149

Diluted:
Income from continuing operations	$1.31	$1.18
Income from discontinued operations	0.44	0.02

Net income	$1.75	$1.20

Weighted average number of partnership units outstanding during the period	21,046,919	20,970,137

Distributions per Operating Partnership common unit	$1.54	$1.40

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
For the six months ended June 30, 2002 and the
year ended December 31, 2001
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners
	Common Equity		Preferred Equity Amount	Common Equity		Preferred Equity Amount
	Units	Amount		Units	Amount		Total
Balances at December 31, 2000	18,417	$391,675	$—	2,129	$33,276	$204,490	$629,441
Contribution-net proceeds from options exercised	112	2,906	—	—	—	—	2,906
Common units purchased by Operating Partnership	(101)	(4,822)	—	—	—	—	(4,822)
Redemption of limited partner common units	—	—	—	(52)	(2,652)	—	(2,652)
Issuance of limited partner common units	—	—	—	209	10,381	—	10,381
Net income	—	48,545	—	—	5,884	18,319	72,748
Partners’ distributions	—	(51,705)	—	—	(6,251)	(18,319)	(76,275)

Balances at December 31, 2001	18,428	386,599	—	2,286	40,638	204,490	631,727
Contribution-net proceeds from options exercised	207	2,196	—	—	—	—	2,196
Common units purchased by Operating Partnership	(11)	(499)	—	—	—	—	(499)
Redemption of limited partner common units	—	—	—	(6)	(309)	—	(309)
Vested series Z incentive units	—	—	—	40	647	—	647
Net income	—	32,655	—	—	4,130	9,159	45,944
Partners’ distributions	—	(28,646)	—	—	(3,633)	(9,159)	(41,438)

Balances at June 30, 2002	18,624	$392,305	$—	2,320	$41,473	$204,490	$638,268

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six months ended
	June 30, 2002	June 30, 2001
Net cash provided by operating activities:	$45,359	$50,305

Cash flows from investing activities:
Additions to real estate:
Acquisitions	—	(6,082)
Improvements to recent acquisitions	(1,688)	(2,810)
Redevelopment	(4,810)	(2,333)
Revenue generating capital expenditures	(430)	(3)
Non-revenue generating capital expenditures	(2,837)	(2,430)
Proceeds received from contribution of real estate to corporate investee	—	15,987
Decrease/ (increase) in restricted cash	(712)	2,435
Additions to notes receivable from investees, other related parties and other receivables	(9,151)	(61,846)
Repayment of notes receivable from investees, other related parties and other receivables	4,440	13,818
Additions to real estate under development	(30,202)	(17,519)
Net distribution from (contribution to) investments in corporations and limited partnerships	12,623	(11,762)

Net cash used in investing activities	(32,767)	(72,545)

Cash flows from financing activities:
Proceeds from mortgage and other notes payable and lines of credit	39,000	169,294
Repayment of mortgage and other notes payable and lines of credit	(9,981)	(109,791)
Additions to deferred charges	(1,041)	(140)
Net proceeds from stock options exercised and shares issued through dividend reinvestment plan	2,196	1,527
Contributions from limited partners	(14)	6,000
Distributions to limited partners	(12,514)	(11,928)
Shares purchased by Operating Partnership	(499)	—
Redemption of Operating Partnership units—limited partner	(309)	(2,555)
Distributions to general partner	(27,206)	(24,101)

Net cash (used in) provided by financing activities	(10,368)	28,306

Net increase in cash and cash equivalents	2,224	6,066
Cash and cash equivalents at beginning of period	6,440	6,600

Cash and cash equivalents at end of period	$8,664	$12,666

Supplemental disclosure of cash flow information—cash paid for interest, net of $3,244 and $1,303 capitalized	$14,706	$18,213

Supplemental disclosure of non-cash investing and financing activities:
Proceeds from disposition of real estate held by exchange facilitator and classified as other asset	$19,477	$—

Additional investment in limited partnership:
Investments	$3,681	$—
Accounts payable	(3,681)	$—

	$—	$—

Issuance of Operating Partnership Units in connection with the purchase of real estate	$—	$10,381

Exchange of related party notes receivable for investments	$—	$8,347

Contribution of real estate in exchange for notes receivable	$—	$22,463

Consolidation of previously unconsolidated investment	$—	$8,087

Mortgage note payable assumed in connection with purchase of real estate	$—	$6,144

Exchange of investment for note receivable from investee	$—	$1,501

See accompanying notes to the consolidated unaudited financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

The Company is the sole general partner in the Operating Partnership, owning an 88.9%, 89.0% and 89.0% general partnership interest as of June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

As of June 30, 2002, the Operating Partnership operates and has ownership interests in 88 multifamily properties (containing 19,769 units) and two office buildings (with approximately 56,300 square feet) (collectively, the “Properties”). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

The Operating Partnership invests in joint ventures and accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at cost of acquisition and includes costs incurred by the Operating Partnership and not reimbursed by the joint venture, plus the Operating Partnership’s share in undistributed earnings or losses since acquisition. The individual assets, liabilities, revenues and expenses of the joint ventures accounted for under the equity method are not recorded in the Operating Partnership’s consolidated financial statements.

Included in the Operating Partnership’s investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of the Company’s common stock on a one share per unit basis. Conversion values will be based on the market value of the Company’s common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company’s current dividend rate times the number of redemption shares. At June 30, 2002, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,510,034. The net income reported by the Operating Partnership under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

the equity method of accounting by these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2)    Significant Transactions for the quarter ended June 30, 2002

(A)  Disposition Activities

On April 17, 2002, the AEW co-investment in which the Operating Partnership is a 20 percent partner, sold two of its four assets. Riverfront Apartments, a 229-unit apartment community in San Diego, California and Casa Mango Apartments, a 96-unit apartment community in Del Mar, California were sold to an unrelated third party. The combined sales price was approximately $52,000. The buyer of these two properties assumed two non-recourse mortgages in the cumulative amount of approximately $26,500, with a 6.5% fixed interest rate, which matures in February 2009. The Operating Partnership’s equity in income from the gain on the sale of real estate is $2,000 and is presented as interest and other income in the accompanying consolidated statement of operations. The Operating Partnership contributed the assets to the joint venture in December 1999 at a value of approximately $41,000. In addition, the Operating Partnership earned a fee in conjunction with the sale of these assets in the amount of $1,110 and this fee is presented as interest and other income in the accompanying consolidated statement of operations. The Operating Partnership may receive an additional incentive fee related specifically to these two asset sales, which is subject to certain limitations and conditions.

On June 18, 2002, the Operating Partnership sold Tara Village, a 168-unit apartment community located in Tarzana, California to an unrelated third party for a contract price of $20,000. The Operating Partnership acquired the property in January 1997 for $10,300. The Operating Partnership realized a gain on the sale of real estate of $9,051. This property was not encumbered by any mortgage. The Operating Partnership expects to utilize Internal Revenue Code Section 1031 to defer the taxable gain on the sale of this property. As of June 30, 2002, the net proceeds of this sale of $19,477 are held as a deposit by an exchange facilitator in connection with the 1031 exchange and is presented as prepaid expenses and other assets in the Company’s accompanying balance sheet.

(B)  Disposition—Subsequent Event

On July 2, 2002, the Operating Partnership through its taxable REIT subsidiary Essex Fidelity I Corporation (EFC), sold Moanalua Hillside Apartments, a 700-unit apartment community in Honolulu, Hawaii to an unrelated third party for a contract price of $44,100. In conjunction with this sale, the Operating Partnership originated a $40,000 non-recourse mortgage on the property with a fixed interest rate of 8.75%, maturing on July 2004. The Operating Partnership received a $600 loan fee, a $450 consulting fee, and $1,600 in prepaid interest in connection with the transaction.Upon early prepayment prior to its scheduled maturity, the Operating Partnership will retain any unamortized prepaid interest. EFC purchased the asset on June 29, 2001 for a contract price of $42,200.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(C)  Debt Transactions

On May 15, 2002, the Operating Partnership renewed and expanded its existing $120,000 unsecured revolving credit facility. The renewed facility was increased to $165,000 and carries an interest rate, based on a tiered rate structure, which currently is equal to LIBOR plus 1.10%, representing a 0.05% reduction from the previous facility. The credit line has a two-year term with a one-year extension option.

On June 5, 2002, the Operating Partnership refinanced the construction loan that was in place on Tierra Vista, a 404-unit apartment community, located in Oxnard, California. The construction loan amount at the time of payoff was approximately $35,800 and had a variable interest rate at LIBOR plus 1.795%. The new loan is a non-recourse mortgage in the amount of $38,000, with a 5.93% fixed interest rate, which matures in June 2007. This asset and mortgage are owned by the AEW co-investment in which the Operating Partnership is a 20 percent partner.

(D)  Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At June 30, 2002, the Operating Partnership (including the Fund’s development communities) has ownership interests in six development communities, with an aggregate of 1,521 multifamily units and an estimated total cost of $284,000 of which approximately $129,800 remains to be expended of which approximately $58,000 is the Operating Partnership’s commitment.

During the second quarter, the Operating Partnership began lease-up at two development communities, The Essex on Lake Merritt, a 270-unit high-rise luxury apartment community located in Oakland, California and The San Marcos, a 312-unit apartment community located in Richmond, California. The Operating Partnership projects The Essex on Lake Merritt will reach stabilized operations during the fourth quarter of 2002 and The San Marcos will reach stabilized operations during the third quarter of 2003.

(E)  Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2002, the Operating Partnership has ownership interests in two redevelopment communities, which contain an aggregate of 258 units with total originally projected redevelopment investment of $6,532 of which approximately $2,434 remains to be expended.

(F)  Equity Transactions

In May 2001, the Company’s Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company’s Common Stock, in an amount up to $50,000, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex expects to use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company’s outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. In March 2002, the Operating Partnership acquired 10,500 shares of the Company’s outstanding Common Stock. The weighted average exercise price paid for the shares was $47.50.

In order to facilitate the purchase of Common Stock, on May 31, 2002, the Operating Partnership entered into a Stock Repurchase Plan and Agreement with Bear, Stearns and Co., Inc. that complies with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. Under this plan, shares can be repurchased in the open market during those periods each quarter when trading in the Company’s stock by insiders is restricted under the Company’s insider trading policy. The Plan provides for the repurchase of up to 400,000 shares at a price not to exceed $48.00.

Subsequent to the quarter ended June 30, 2002, under the terms of the Stock Repurchase Plan and Agreement, the Operating Partnership purchased 400,000 shares at $48.00 per share.

The amount paid for the shares are reflected as a reduction of the general partner’s capital in the Operating Partnership’s consolidated balance sheet.

(G)  Other

In April 2000, the Operating Partnership invested $1,500 in a real estate focused technology fund sponsored by Cohen and Steers. The Operating Partnership is on the fund’s advisory board and viewed this investment as an opportunity to keep abreast of current trends in the area of technology as applied to the real estate industry. The fund has various investments in real estate technology companies. Through June 30, 2002, the Operating Partnership reduced the book value of its investment by $700 in light of current valuations provided by the fund’s general partner. The Operating Partnership recorded the valuation reduction as a reduction to its equity in income from its investment in the technology fund.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. Conditions in the insurance industry have resulted in greater costs, increasing more than 50% from the prior year, along with increased deductibles and reduced coverages. In some cases, the Operating Partnership is not in technical compliance with the insurance requirements of loan agreements, and is discussing this issue with applicable lenders. The Operating Partnership does not believe that this non-compliance will have a material impact on its operations or future financing efforts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(H)  Private Equity Fund

Essex Apartment Value Fund, L.P. (the “Fund”), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership’s exclusive investment vehicle for new investments until the Fund’s committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks.

Disposition Activities of the Fund

On May 9, 2002, the Fund sold Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California, to an unrelated third party for an approximate contract price of $69,000. In connection with this transaction, the buyer assumed a non-recourse secured mortgage of approximately $40,000 with a 7.988% fixed interest rate, which matures in July 2005. The Fund purchased the property in August 2001 for $62,000 and the net proceeds from the sale will be distributed to the Fund investors. The Operating Partnership’s equity in income from the gain on the sale of the real estate is $1,100 and is presented as interest and other income in the accompanying consolidated statement of operations. In addition, at the inception of the Fund the Operating Partnership incurred approximately $7,200 in placement fees and professional fees related to the syndication of the Fund. The Operating Partnership will write off a portion of these costs upon the sale of Fund assets as a reduction to its equity in income from the Fund’s gain on the sale of real estate. On this asset sale the Operating Partnership wrote off approximately $900 of these costs. The Operating Partnership is eligible to receive incentive payments to the extent the Fund exceeds certain financial return benchmarks, including a 10% compounded annual return on the limited partners’ total capital contributions. The Operating Partnership has not received any incentive payments to date.

Debt Transactions of the Fund

In June 2002, the Fund amended and restated its existing $75,000 secured revolving subscription facility. The renewed facility was increased to $125,000 and bears interest at LIBOR plus 0.875%. As of June 30, 2002, the line had an outstanding balance of $23,370, with an interest rate of approximately 2.715%. The credit line matures in December 2003.

Development Communities of the Fund

At June 30, 2002 the Fund has three development communities with an aggregate of 615 multifamily units and an estimated total cost of $122,300 of which $91,400 remains to be expended and approximately $19,600 is the Operating Partnership’s commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(3)  Related Party Transactions

All general and administrative expenses of the Company, Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Company (“EMC”), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended June 30, 2002 and 2001 totaled $708 and $488, respectively, and $1,478 and $918 for the six months ended June 30,2002 and 2001, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income of $1,097 and $1,319 for the three months ended June 30, 2002 and 2001, respectively, and $2,158 and $2,219 for the six months ended June 30, 2002 and 2001, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership’s investees of $3,010 and $423 for the three months ended June 30, 2002 and 2001, respectively, and $5,589 and $770 for the six months ended June 30, 2002 and 2001, respectively. A component of other income is a $1,110 fee earned by the Operating Partnership in connection with the sale of two co-investments assets for the quarter ended June 30, 2002.

Notes receivable from investees and other related parties as of June 30, 2002 and December 31, 2001 consist of the following:

	June 30, 2002	December 31, 2001
Notes receivable from joint ventures investees:
Notes receivable from Essex Fidelity I Corp (“EFC”), secured, bearing interest from 7% to LIBOR + 2.5%, due 2002-2004	$48,773	$47,305
Note receivable from EFC, unsecured, bearing interest at 7.5%, due 2011	1,150	1,150
Note receivable from Highridge Apartments, secured, bearing interest at 10%, due on demand	2,950	2,950
Receivable from Newport Beach North LLC and Newport Beach South LLC, unsecured, non interest bearing, due on demand	1,400	974
Other related party receivables:
Loans to officers, secured, bearing interest at 8%, due April 2006	633	633
Other related party receivables, substantially due on demand	6,659	3,002

	$61,565	$56,014

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(4)  New Accounting Pronouncements

The Operating Partnership adopted Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standard (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on January 1, 2002. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires discontinued operations presentation for an operating property considered held for sale beginning on January 1, 2002. In accordance with FAS 144, the Operating Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Operating Partnership’s adoption of FAS 144 resulted in: (i) the presentation of the net operating results of properties sold during the three and six months ended June 30, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the three and six months ended June 30, 2002. The Operating Partnership allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of June 30, 2002, and pro-rated the allocated interest for the number of days prior to sale. Implementation of FAS 144 only impacted the income statement classification but had no effect on results of operations.

The Operating Partnership presents income and gains/losses on properties sold as discontinued operations. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.

In June 2001, the FASB issued FAS 143, “Accounting for Asset Retirement Obligations.” Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Operating Partnership does not believe that FAS 143 will have a material impact on the Operating Partnership’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

In April 2002, the FASB issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction.” FAS 145 eliminates extraordinary accounting treatment for reporting or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of FAS 145 are effective for the Operating Partnership with the beginning of fiscal year 2003; however, early application of FAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of FAS 145 would be reclassified in most cases following adoption. The Operating Partnership does not anticipate a significant impact on their results of operations from adopting FAS 145.

In July 2002, the FASB issued FAS 146, “Accounting For Costs Associated With Exit Or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Operating Partnership does not anticipate a significant impact on their results of operations from adopting FAS 146.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

	Three months ended
	June 30, 2002	June 30, 2001
Revenues
Northern California	$14,443	$16,876
Southern California	18,155	17,716
Pacific Northwest	10,567	11,391

Total segment revenues	43,165	45,983
Interest and other income	7,818	4,536

Total revenues	$50,983	$50,519

Net operating income:
Northern California	$11,004	$12,942
Southern California	13,073	12,320
Pacific Northwest	7,093	8,005

Total segment net operating income	31,170	33,267
Interest and other income	7,818	4,536
Depreciation and amortization
Northern California	(2,803)	(2,714)
Southern California	(3,521)	(3,355)
Pacific Northwest	(2,790)	(2,764)

Total segment depreciation and amortization	(9,114)	(8,833)
Interest	(8,652)	(9,547)
Amortization of deferred financing costs	(147)	(207)
General and administrative	(1,565)	(1,854)

Income from continuing operations before minority interests and discontinued operations	$19,510	$17,362

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(5)    Segment Information (continued)

	Six months ended
	June 30, 2002	June 30, 2001
Revenues
Northern California	$29,675	$33,611
Southern California	35,713	35,132
Pacific Northwest	21,212	22,778

Total segment revenues	86,600	91,521
Interest and other income	13,795	8,596

Total revenues	$100,395	$100,117

Net operating income:
Northern California	$22,445	$26,046
Southern California	25,148	24,323
Pacific Northwest	14,431	15,692

Total segment net operating income	62,024	66,061
Interest and other income	13,795	8,596
Depreciation and amortization
Northern California	(5,599)	(5,397)
Southern California	(6,913)	(6,593)
Pacific Northwest	(5,588)	(5,573)

Total segment depreciation and amortization	(18,100)	(17,563)
Interest	(17,441)	(18,881)
Amortization of deferred financing costs	(295)	(367)
General and administrative	(3,265)	(3,729)

Income from continuing operations before minority interests and discontinued operations	$36,718	$34,117

	June 30, 2002	December 31, 2001
Assets:
Northern California	$300,596	$302,408
Southern California	444,386	456,639
Pacific Northwest	255,487	259,884

Total segment net real estate assets	1,000,469	1,018,931
Non-segment assets	365,864	310,527

Total assets	$1,366,333	$1,329,458

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(6)    Net Income Per Unit

	Three months ended June 30, 2002			Three months ended June 30, 2001
	Income	Weighted Average Units	Per Unit Amount	Income	Weighted Average Units	Per Unit Amount
Net Income	$28,592			$17,515
Less: dividends on limited partner preferred equity	(4,580)			(4,580)

Basic:
Income available to common units	24,012	20,925	$1.15	12,935	20,719	$0.62

Effect of Dilutive Securities:
Convertible preferred stock	—	—		—	—
Stock options	—	191		—	315

Diluted:
Income available to common units plus assumed conversions	$24,012	21,116	$1.14	$12,935	21,034	$0.62

	Six months ended June 30, 2002			Six months ended June 30, 2001
	Income	Weighted Average Units	Per Unit Amount	Income	Weighted Average Units	Per Unit Amount
Net Income	$45,944			$34,408
Less: dividends on limited partner preferred equity	(9,159)			(9,159)

Basic:
Income available to common units	36,785	20,874	$1.76	25,249	20,630	$1.22

Effect of Dilutive Securities:
Convertible preferred stock	—	—		—	—
Stock options	—	174		—	340

Diluted:
Income available to common units plus assumed conversions	$36,785	21,048	$1.75	$25,249	20,970	$1.20

Item 2:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the “Operating Partnership”) for the three and six months ended June 30, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company’s interests in the Operating Partnership’s properties and all of the Company’s operations relating to the Company’s properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of June 30, 2002, December 31, 2001 and June 30, 2001, owed an 88.9%, 89.0% and 89.0% general partnership interest in the Operating Partnership, respectively.

General Background

The Operating Partnership’s property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and six months ended June 30, 2002 and 2001. The Operating Partnership’s multifamily properties (the “Properties”) are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

Essex Apartment Value Fund, L.P. (the “Fund”), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership’s exclusive investment vehicle for new investments until the Fund’s committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired seven multifamily residential properties, representing 1,877 apartment units with an aggregate purchase price of approximately $190 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 615 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $122.3 million. As of June 30, 2002, the remaining commitments to fund these projects is approximately $91.4 million of which approximately $19.6 million is the Operating Partnership’s commitment.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 76 multifamily residential properties, its headquarters building and its Southern California office building. Of the multifamily properties acquired since the Operating Partnership began operations, 14 are located in Northern California, 42 are located in Southern California, 15 are located in the Seattle, Washington metropolitan area and 5 are located in the Portland, Oregon metropolitan area. In total, these acquisitions consist of 16,451 multifamily units with total capitalized acquisition costs of approximately $1,385.5 million. Additionally since it began operations, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of

2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in total net realized gains of approximately $51.6 million.

The Operating Partnership (including the Fund’s development communities) has an ownership interest in and is developing six multifamily residential communities, with an aggregate of 1,521 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $284.0 million. As of June 30, 2002, the remaining commitment to fund these projects is approximately $129.8 million of which approximately $58.0 million is the Operating Partnership’s commitment.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

Average financial occupancy rates of the Operating Partnership’s multifamily Quarterly Same Store Properties (properties consolidated by the Operating Partnership for each of the three months ended June 30, 2002 and 2001) was 94.0% and 95.4%, for the three months ended June 30, 2002 and 2001, respectively. “Financial occupancy” is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2002 and 2001 are as follows:

	June 30, 2002	June 30, 2001
Southern California	94.0%	95.7%
Northern California	94.7%	95.6%
Pacific Northwest	93.0%	94.8%

Total Revenues increased by $464,000 or 0.9% to $50,983,000 in the second quarter of 2002 from $50,519,000 in the second quarter of 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

	Number of Properties	Three Months Ended June 30,		Dollar Change	Percentage Change
		2002	2001
		(Dollars in thousands)
Revenues
Property revenues Quarterly
Same Store Properties
Southern California	20	$14,394	$14,089	$305	2.2%
Northern California	14	12,488	14,681	(2,193)	-14.9
Pacific Northwest	23	10,567	11,391	(824)	-7.2

Properties	57	37,449	40,161	(2,712)	-6.8
Property revenues of properties acquired subsequent March 31, 2001(1)		5,716	5,822	(106)	-1.8

Total property revenues		43,165	45,983	(2,818)	-6.1
Interest and other income		7,818	4,536	3,282	72.4

Total revenues		$50,983	$50,519	$464	0.9%

(1)	Also includes two office buildings, redevelopment communities, and development communities.

        As set forth in the above table, the $464,000 net increase in total revenues was attributable to an increase in interest and other income. Interest and other income increased by $3,282,000 or 72.4% to $7,818,000 in the second quarter of 2002 from $4,536,000 in the second quarter of 2001. The increase of $3,282,000 primarily relates to $2,089,000 of equity in income from the gain on sale of co-investment assets, a $1,110,000 fee earned in conjunction with the sale of two co-investment assets, and interest income on notes receivables and income earned on the Operating Partnership’s co-investments, offset by a $700,000 reduction of the Operating Partnership’s book value in a real estate technology fund investment accounted for under the equity method based on the fund’s general partner’s valuation of real estate technology fund assets.

The increase in total revenues was offset by a net decrease of $2,712,000 attributable to property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties decreased by approximately 6.8% to $37,449,000 in the second quarter of 2002 from $40,161,000 in the second quarter of 2001. The majority of this decrease was attributable to the 14 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $2,193,000 or 14.9% to $12,488,000 in the second quarter of 2002 from $14,681,000 in the second quarter of 2001. The $2,193,000 decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 94.7% in the second quarter of 2002 from 95.6% in the second quarter of 2001. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $824,000 or 7.2% to $10,567,000 in the second quarter of 2002 from $11,391,000 in the second quarter of 2001. The $824,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in financial occupancy to 93.0% in the second quarter of 2002 from 94.8% in the second quarter of 2001. The 20 multifamily residential properties located in Southern California offset the previously discussed Quarterly Same Store Properties property revenues decrease. The property revenues of these properties increased by $305,000 or 2.2% to $14,394,000 in the second quarter of 2002 from $14,089,000 in the second quarter of 2001. The $305,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.0% in the second quarter of 2002 from 95.7% in the second quarter of 2001.

An additional component of the net decrease in property revenues was a $106,000 decrease attributable to properties acquired subsequent to March 31, 2001, redevelopment communities, development communities and two office buildings. Subsequent to March 31, 2001, the Company acquired interests in two multifamily properties, and had six communities under redevelopment (the “Quarterly Acquisition Properties”).

Total Expenses decreased by $1,684,000 or approximately 5.1% to $31,473,000 in the second quarter of 2002 from $33,157,000 in the second quarter of 2001. This decrease was mainly due to a decrease in interest expense, which decreased by $895,000 or 9.4% to $8,652,000 in the second quarter of 2002 from $9,547,000 in the second quarter of 2001. The interest expense decrease was primarily due to declining interest rates and the capitalization of interest costs relating to the Operating Partnership’s development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, decreased by $721,000 or 5.7% to $11,995,000 in the second quarter of 2002 from $12,716,000 in the second quarter of 2001. Of such property operating expense decrease, $965,000 was attributable to the Quarterly Acquisition Properties offset by an increase in insurance expense which increased by $260,000 or approximately 113.0% to $490,000 in the second quarter of 2002 from $230,000 in the second quarter of 2001. This increase is due to the current conditions in the insurance industry resulting in greater costs. Depreciation and amortization increased by $281,000 or approximately 3.2% to $9,114,000 in the second quarter of 2002 from $8,833,000 in the second quarter of 2001, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership’s various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $289,000 or 15.6% to $1,565,000 in the second quarter of 2002 from $1,854,000 in the second quarter of 2001. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC due to the increase in fee income earned by EMC.

Income from discontinued operations increased by $8,953,000 or 5,116.0% to $9,128,000 in the second quarter of 2002 from $175,000 in the second quarter of 2001 due to gain on sale of real estate.

Net income increased by $11,077,000 or 85.6% to $24,012,000 in the second quarter of 2002 from $12,935,000 in the second quarter of 2001. The increase is attributable to the gain on sale of real estate and the increase in interest and other income, offset by the decrease in net operating income from the Quarterly Same Store Properties.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30,2001

Average financial occupancy rates of the Operating Partnership’s multifamily Same Store Properties (properties consolidated by the Operating Partnership for each of the six months ended June 30, 2002 and 2001) was 93.3% and 95.5%, for the six months ended June 30, 2002 and 2001, respectively. “Financial occupancy” is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2002 and 2001 are as follows:

	June 30, 2002	June 30, 2001
Southern California	93.0%	95.5%
Northern California	94.8%	96.2%
Pacific Northwest	91.9%	94.7%

Total Revenues increased by $278,000 or 0.3% to $100,395,000 in the six months ended June 30, 2002 from $100,117,000 in the six months ended June 30, 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

	Number of Properties	Six Months Ended June 30,		Dollar Change	Percentage Change
		2002	2001
		(Dollars in thousands)
Revenues
Property revenues
Same Store Properties
Southern California	20	$28,349	$27,972	$377	1.3%
Northern California	14	25,582	29,260	(3,678)	-12.6
Pacific Northwest	23	21,212	22,778	(1,566)	-6.9

Properties	57	75,143	80,010	(4,867)	-6.1
Property revenues of properties acquired subsequent December 31, 2000(1)		11,457	11,511	(54)	-0.5

Total property revenues		86,600	91,521	(4,921)	-5.4
Interest and other income		13,795	8,596	5,199	60.5

Total revenues		$100,395	$100,117	$278	0.3%

(1)	Also includes two office buildings, redevelopment communities, and development communities.

As set forth in the above table, the $278,000 net increase in total revenues was attributable to an increase in interest and other income. Interest and other income increased by $5,199,000 or 60.5% to $13,795,000 in the six months ended June 30, 2002 from $8,596,000 in the six months ended June 30, 2001. The increase of $5,199,000 primarily relates to $2,089,000 of equity in income from the gain on sale of co-investment assets, a $1,110,000 fee earned in conjunction with the sale of two co-investment assets, and interest income on notes receivables and income earned on the Operating Partnership’s co-investments, offset by a $700,000 reduction of the Operating Partnership’s book value in a real estate technology fund investment accounted for under the equity method based on the fund’s general partner’s valuation of real estate technology fund assets.

The increase in total revenues was offset by a net decrease of $4,867,000 attributable to property revenues from the Same Store Properties. Property revenues from the Same Store Properties decreased by approximately 6.1% to $75,143,000 in the six months ended June 30, 2002 from $80,010,000 in the six months ended June 30, 2001. The majority of this decrease was attributable to the 14 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $3,678,000 or 12.6% to $25,582,000 in the six months ended June 30, 2002 from $29,260,000 in the six months ended June 30, 2001. The $3,678,000 decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 94.8% in the six months ended June 30, 2002 from 96.2% in the six months ended June 30, 2001. The Company estimates that in general, market rents for its multifamily properties in Northern California have decreased on average by approximately 4% from December 31, 2001 through March 31, 2002 and on average by approximately 1% from March 31, 2002 through June 30, 2002. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $1,566,000 or 6.9% to $21,212,000 in the six months ended June 30, 2002 from $22,778,000 in the six months ended June 30, 2001. The $1,566,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in financial occupancy to 91.9% in the six months ended June 30, 2002 from 94.7% in the six months ended June 30, 2001. The Company estimates that in general, market rents for its multifamily properties in Pacific Northwest have decreased on average by approximately 8% from December 31, 2001 through March 31, 2002 and on average by approximately 4% from March 31, 2002 through June 30, 2002. The 20 multifamily residential properties located in Southern California offset the previously discussed Same Store Properties property revenues decrease. The property revenues of these properties increased by $377,000 or 1.3% to $28,349,000 in the six months ended June 30, 2002 from $27,972,000 in the six months ended June 30, 2001. The $377,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 93.0% in the six months ended June 30, 2002 from 95.5% in the six months ended June 30, 2001. The Company estimates that in general, market rents for its multifamily properties in Southern California have increased on average by approximately 4% from December 31, 2001 through March 31, 2002 and decreased on average by approximately 1% from March 31, 2002 through June 30, 2002.

An additional component of the net decrease in property revenues was a $54,000 net decrease attributable to properties acquired subsequent to March 31, 2001, redevelopment communities, development communities and two office buildings. Subsequent to December 31, 2000, the Operating Partnership acquired interests in two multifamily properties, and had six communities under redevelopment (the “Post 2000 Acquisition Properties”).

Total Expenses decreased by $2,323,000 or approximately 3.5% to $63,677,000 in the six months ended June 30, 2002 from $66,000,000 in the six months ended June 30, 2001. This decrease was mainly due to a decrease in interest expense, which decreased by $1,440,000 or 7.6% to $17,441,000 in the six months ended June 30, 2002 from $18,881,000 in the six months ended June 30, 2001. The interest expense decrease was primarily due to declining interest rates and the capitalization of interest costs relating to the Operating Partnership’s development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, decreased by $884,000 or 3.5% to $24,576,000 in the six months ended June 30, 2002 from $25,460,000 in the six months ended June 30, 2001. Of such property operating expense decrease, $790,000 was attributable to the Post 2000 Acquisition Properties offset by an increase in insurance expense which increased by $344,000 or approximately 70.3% to $833,000 in the six months ended June 30, 2002 from $489,000 in the six months ended June 30, 2001. This increase is due to the current conditions in the insurance industry resulting in greater costs. Depreciation and amortization increased by $537,000 or approximately 3.1% to $18,100,000 in six months ended June 30, 2002 from $17,563,000 in the six months ended June 30, 2001, primarily due to the acquisition of assets.

General and administrative expenses represent the costs of the Operating Partnership’s various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $464,000 or 12.4% to $3,265,000 in the six months ended June 30, 2002 from $3,729,000 in the six months ended June 30, 2001. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC due to the increase in fee income earned by EMC.

Income from discontinued operations increased by $8,966,000 or 2,652.7% to $9,304,000 in the six months ended June 30, 2002 from $338,000 in the six months ended June 30, 2001 due to gain on sale of real estate.

Net income increased by $11,536,000 or 45.7% to $36,785,000 in the six months ended June 30, 2002 from $25,249,000 in the six months ended June 30, 2001. The increase is attributable to the gain on sale of real estate and the increase in interest and other income, offset by the decrease in net operating income from the Same Store Properties.

Liquidity and Capital Resources

At June 30, 2002 the Operating Partnership had $8,664,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under lines of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using a combination of some or all of the following: working capital, amounts available from its lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under its lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership’s requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $195,000,000. In May 2002, the Operating Partnership renewed and expanded its existing $120,000,000 unsecured revolving credit facility. The renewed facility was increased to $165,000,000 and carries an interest rate, based on a tiered rate structure, which currently is equal to LIBOR plus 1.10%, representing a 0.05% reduction from the previous facility. The credit line matures in May 2004, with an option to extend it for one year thereafter. At June 30, 2002 the Operating Partnership had $76,459,000 outstanding on this line of credit, with an interest rate of approximately 3.0%.

A second line of credit in the amount of $30,000,000 matures in August 2002, with an option to extend for one year thereafter. The Operating Partnership does not expect to renew this line of credit at this time. Outstanding balances on this second line bears interest based on a tiered rate structure currently at LIBOR plus 1.175%. At June 30, 2002 the Operating Partnership had $30,000,000 outstanding on this line of credit, with an interest rate of approximately 3.0%.

In June 2002, the Fund amended and restated its existing $75,000 secured revolving subscription facility. The renewed facility was increased to $125,000,000 and bears interest at LIBOR plus 0.875%. As of June 30, 2002, the line had an outstanding balance of $23,370,000, with an interest rate of approximately 2.715%. The credit line matures in December 2003.

In addition to the unsecured lines of credit, the Operating Partnership had $561,220,000 of secured indebtedness at June 30, 2002. Such indebtedness consisted of $502,400,000 in fixed rate debt with interest rates varying from 6.5% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also included $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the six months ended June 30, 2002 ranging from 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership’s unrestricted cash balance increased by $2,224,000 or 34.5% to $8,664,000 as of June 30, 2002 from $6,440,000 as of December 31, 2001. This increase was primarily a result of $45,359,000 net cash provided by operating activities which was offset by $32,767,000 of net cash used in investing activities and $10,368,000 of net cash used in financing activities. The $32,767,000 of net cash used in investing activities was primarily a result of $30,202,000 used to fund real estate under development, $9,151,000 in additions to notes receivable and investments made to finance real estate property acquisitions by the Operating Partnership’s investees, related party notes and other receivables, and $9,765,000 in additions to real estate which was offset in part by $12,623,000 in proceeds received from investments in corporations and limited partnerships. The $10,368,000 of net cash used in financing activities was primarily a result of $27,206,000 used to pay distributions to the general partner, $12,514,000 used to pay distributions to limited partners, and $9,981,000 in repayments of mortgage and other notes payable and lines of credit, which was offset in part by $39,000,000 received in proceeds from mortgage and other notes payable and lines of credit.

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

The Operating Partnership (including the Fund’s development communities) has an ownership in interest and is developing six multifamily residential communities, with an aggregate of 1,521 multifamily units. Such projects involve certain risks inherent in real estate development. See “Potential Factors Affecting Future Operating Results—Development and Redevelopment Activities” below. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $284,000,000. As of June 30, 2002, the remaining commitment to fund the estimated cost to complete is approximately $129,800,000 of which approximately $58,000,000 is the Operating Partnership’s commitment. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, operating cash flows, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. Conditions in the insurance industry have resulted in greater costs, increasing more than 50% from the prior year, along with increased deductibles and reduced coverages. In some cases, the Operating Partnership is not in technical compliance with the insurance requirements of loan agreements, and is discussing this issue with applicable lenders. The Operating Partnership does not believe that this non-compliance will have a material impact on its operations or future financing efforts. As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Operating Partnership may incur losses due to deductibles, self-insured retentions, co-payments and losses in excess of appropriate coverages. See “Insurance” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Essex Apartment Value Fund, L.P. (the “Fund”), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership’s exclusive investment vehicle for new investments until the Fund’s committed capital has been invested or committed for investment, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks.

The Company’s Board of Directors has authorized the Operating Partnership to purchase from time to time shares of the Company’s Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex will use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock for the issuance of partnership units in the Operating Partnership related to real estate transactions and similar interests. This program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, the Operating Partnership acquired 100,700 shares of the Company’s outstanding Common Stock. The weighted average exercise price paid for the shares was $47.88. In March 2002, the Operating Partnership acquired 10,500 shares of the Company’s outstanding Common Stock. The weighted average exercise price paid for the shares was $47.50.

In order to facilitate the purchase of Common Stock, on May 31, 2002, the Operating Partnership entered into a Stock Repurchase Plan and Agreement with Bear, Stearns and Co., Inc. that complies with the requirements of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. Under this plan, shares can be repurchased in the open market during those periods each quarter when trading in the Company’s stock by insiders is restricted under the Company’s insider trading policy. The Plan provides for the repurchase of up to 400,000 shares at a price not to exceed $48.00.

Subsequent to the quarter ended June 30, 2002, under the terms of the Stock Repurchase Plan and Agreement, the Operating Partnership purchased 400,000 shares at $48.00 per share.

The amount paid for the shares are reflected as a reduction of the general partner’s capital in the Operating Partnership’s consolidated balance sheet.

Forward Looking Statements

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership’s expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements about decreases and increases in market rent for its multifamily properties and trends of such decreases and increases, statements regarding the expected additional fees from, and the expected tax treatment of, property dispositions, the Operating Partnership’s expectations as to the total projected costs of current development and redevelopment projects and the projected stabilized operation dates for such projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2002, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P. (the “Fund”), the anticipated performance of existing properties, and statements regarding the Operating Partnership’s financing activities. The Operating Partnership’s actual results may differ materially from those projected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, that market rental rates may decrease or increase beyond what is currently expected, that the ultimate return from property dispositions will differ from what is expected, that the total costs of current development and redevelopment projects will exceed expectations, that such projects will experience unexpected delays in completing development or in leasing, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership’s current expectations, that the Fund will fail to perform as anticipated, the Operating Partnership will not have access to the debt and equity markets in a timely fashion in order to meet future funding requirements, as well as those risks, special considerations, and other factors discussed under the caption “Potential Factors Affecting Operating Results” and those discussed under the caption “Other Matters/Risk Factors” in Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in a recession. The impacts of such recession on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

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

Development and Redevelopment Activities

The Operating Partnership pursues multifamily residential properties and development and redevelopment projects from time to time. Development projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management’s time devoted to projects that may not be completed;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, among other things, adverse weather conditions;

•	occupancy rates and rents at a completed project may be less than anticipated; and

•	expenses at a completed development project may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership’s variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership’s ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership’s ability to refinance existing borrowings at acceptable rates.

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

The following table sets forth the Operating Partnership’s calculation of Funds from Operations for the three and six months ended June 30, 2002 and 2001.

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Income from continuing operations before minority interests and discontinued operations	$19,510,000	$17,362,000	$36,718,000	$34,117,000
Adjustments:
Gain on sale of co-investment activities, net(1)	(1,389,000)	—	(1,389,000)	—
Depreciation and amortization	9,114,000	8,833,000	18,100,000	17,563,000
Depr. and amort.—unconsolidated co-investments	1,891,000	1,201,000	3,722,000	2,438,000
Minority interests	(4,618,000)	(4,583,000)	(9,209,000)	(9,170,000)
Income from discontinued operations	69,000	156,000	225,000	302,000
Depreciation—discontinued operations	95,000	94,000	191,000	190,000

Funds From Operations	$24,672,000	$23,063,000	$48,358,000	$45,440,000

Weighted average number shares outstanding diluted(2)	21,115,264	21,034,366	21,046,949	20,970,138

(1)	Gain on sale of co-investment activities has been decreased by $700,000 for the quarter ended June 30, 2002 due to reducing the Company’s carrying value in a real estate technology fund investment.
(2)	Includes all outstanding units of the general partner common equity and assumes conversion of all limited partner common equity into shares of the Company’s common stock.

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership’s mortgage notes payable and lines of credit approximate fair value as of June 30, 2002 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

	For Year Ended:
	2002	2003	2004	2005	2006	Thereafter	Total
Fixed rate debt (In thousands)
Amount	$10,933	24,110	6,445	39,309	18,607	402,996	$502,400
Average interest rate	7.3%	7.3%	7.3%	7.3%	7.3%	7.3%
Variable rate LIBOR debt (In thousands)
Amount	$106,459	—	—	—	—	58,820 (1)	$165,279
Average interest	3.0%	—	—	—	—	5.1%

(1)	Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at June 30, 2002.

PART II    OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K

A.  Exhibits

10.1	Second Amended and Restated Revolving Credit Agreement, dated May 10, 2002, among Essex Portfolio, L.P., Bank of America, and other lenders as specified herein.

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

Date  August 13, 2002