Form 10-Q
period 2002-09-30
ESSEX PORTFOLIO LP
filed 2002-11-15
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 333-44467-01

Essex Portfolio, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland	77-0369575
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

925 East Meadow Drive
Palo Alto, California    94303
(Address of Principal Executive Offices including Zip Code)

(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

ESSEX PORTFOLIO, L.P.
FORM 10-Q
INDEX

Part I -- Financial Information

Item 1: Financial Statements (Unaudited) '

Essex Portfolio, L.P., a California limited partnership, (the "Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. ("Essex" or the "Company"). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership. '

The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partners' capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned financial statements for the interim periods. '

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ESSEX PORTFOLIO, L.P.

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                            September 30, December 31,
                                                                2002          2001
                                                            ------------  ------------
                          Assets
Real estate:
  Rental properties:
     Land and land improvements                            $    294,942  $    291,913
     Buildings and improvements                                 909,567       883,287
                                                            ------------  ------------
                                                              1,204,509     1,175,200
     Less accumulated depreciation                             (182,011)     (156,269)
                                                            ------------  ------------
                                                              1,022,498     1,018,931
  Investments                                                    77,621        95,460
  Real estate under development                                 135,178        93,256
                                                            ------------  ------------
                                                              1,235,297     1,207,647
Cash and cash equivalents-unrestricted                            2,147         6,440
Cash and cash equivalents-restricted                              8,489        17,163
Notes receivable from investees and related parties              25,436        56,014
Notes and other receivables                                      69,423        29,771
Prepaid expenses and other assets                                 9,966         6,699
Deferred charges, net                                             5,907         5,724
                                                            ------------  ------------
                                                           $  1,356,665  $  1,329,458
                                                            ============  ============

            Liabilities and Partners' Capital
Mortgage notes payable                                     $    559,900  $    564,201
Lines of credit                                                 121,959        74,459
Accounts payable and accrued liabilities                         28,182        29,577
Dividends payable                                                17,876        16,559
Other liabilities                                                 6,754         6,583
                                                            ------------  ------------
          Total liabilities                                     734,671       691,379
Minority interests                                                5,716         6,352
Partners' capital:
  General partner:
    Common equity                                               370,753       386,599
    Preferred equity                                                 --            --
                                                            ------------  ------------
                                                                370,753       386,599

  Limited partner:
    Common equity                                                41,035        40,638
    Preferred equity                                            204,490       204,490
                                                            ------------  ------------
                                                                245,525       245,128
                                                            ------------  ------------
          Total partners' capital                               616,278       631,727
                                                            ------------  ------------
Commitments and contingencies
          Total liabilities and partners' capital          $  1,356,665  $  1,329,458
                                                            ============  ============

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

                                                                        Three Months Ended        Nine Months Ended
                                                                            September 30,             September 30,
                                                                        ------------------------  ------------------------
                                                                           2002         2001         2002         2001
                                                                        -----------  -----------  -----------  -----------
Revenues:
   Rental                                                              $    42,337  $    44,325  $   126,223  $   132,942
   Other property                                                            1,292        1,358        4,004        4,262
                                                                        -----------  -----------  -----------  -----------
      Total property                                                        43,629       45,683      130,227      137,204
   Interest and other                                                        5,166        5,553       18,961       14,149
                                                                        -----------  -----------  -----------  -----------
      Total revenues                                                        48,795       51,236      149,188      151,353
                                                                        -----------  -----------  -----------  -----------
Expenses:
   Property operating expenses
      Maintenance and repairs                                                2,965        2,804        8,131        8,393
      Real estate taxes                                                      3,158        3,108        9,426        9,085
      Utilities                                                              2,050        2,260        6,333        7,136
      Administrative                                                         3,403        3,624       10,075       10,811
      Advertising                                                              658          646        2,011        1,989
      Insurance                                                                604          303        1,436          792
      Depreciation and amortization                                          9,129        9,102       27,229       26,666
                                                                        -----------  -----------  -----------  -----------
                                                                            21,967       21,847       64,641       64,872
   Interest                                                                  8,621       10,016       26,062       28,896
   Amortization of deferred financing costs                                    147          143          442          510
   General and administrative                                                1,482        1,838        4,747        5,566
                                                                        -----------  -----------  -----------  -----------
      Total expenses                                                        32,217       33,844       95,892       99,844
                                                                        -----------  -----------  -----------  -----------
      Income from continuing operations before gain on sale of
        real estate, minority interests and discontinued operations         16,578       17,392       53,296       51,509
   Gain on sale of real estate                                                  --        3,788           --        3,788
   Minority interests                                                          (27)         (28)        (105)         (75)
                                                                        -----------  -----------  -----------  -----------
      Income from continuing operations                                     16,551       21,152       53,191       55,222

Discontinued operations:
   Income from real estate sold                                                 --          159          253          499
   Gain on sale of real estate                                                  --           --        9,051           --
                                                                        -----------  -----------  -----------  -----------
   Income from discontinued operations                                          --          159        9,304          499
                                                                        -----------  -----------  -----------  -----------
      Net income                                                            16,551       21,311       62,495       55,721
Dividends on preferred units - general partner                                  --           --           --           --
Dividends on preferred units - limited partner                              (4,580)      (4,580)     (13,741)     (13,739)
                                                                        -----------  -----------  -----------  -----------
      Net income available to common units                             $    11,971  $    16,731  $    48,754  $    41,982
                                                                        ===========  ===========  ===========  ===========
Per Operating Partnership unit data:
   Basic:
      Income from continuing operations                                $      0.58  $      0.80  $      1.90  $      2.01
      Income from discontinued operations                                       --         0.01         0.45         0.02
                                                                        -----------  -----------  -----------  -----------
      Net income                                                       $      0.58  $      0.81  $      2.35  $      2.03
                                                                        ===========  ===========  ===========  ===========
      Weighted average number of partnership
        units outstanding during the period                             20,585,968   20,779,226   20,723,668   20,680,335
                                                                        ===========  ===========  ===========  ===========
   Diluted:
      Income from continuing operations                                $      0.58  $      0.78  $      1.88  $      1.98
      Income from discontinued operations                                       --         0.01         0.45         0.02
                                                                        -----------  -----------  -----------  -----------
      Net income                                                       $      0.58  $      0.79  $      2.33  $      2.00
                                                                        ===========  ===========  ===========  ===========
      Weighted average number of partnership
        units outstanding during the period                             20,749,211   21,093,631   20,882,970   21,003,100
                                                                        ===========  ===========  ===========  ===========

   Distributions per Operating Partnership common units                $      0.77  $      0.70  $      2.31  $      2.10
                                                                        ===========  ===========  ===========  ===========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

Consolidated Statements of Partners' Capital
for the nine months ended September 30, 2002 and the
year ended December 31, 2001
(Unaudited)
(Dollars and units in thousands)

                                           General Parner                   Limited Parners
                                  -------------------------------  -------------------------------
                                                        Preferred                        Preferred
                                  Common Equity          Equity    Common Equity          Equity
                                  --------------------  ---------  --------------------  ---------
                                    Units     Amount     Amount      Units     Amount     Amount       Total
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2000       18,417  $ 391,675  $      --      2,129  $  33,276  $ 204,490   $ 629,441

Contribution-net proceeds
   from options exercised              112      2,906         --         --         --         --       2,906
Shares purchased by
   Operating Partnership              (101)    (4,822)        --         --         --         --      (4,822)
Redemption of limited partner
   common units                         --         --         --        (52)    (2,652)        --      (2,652)
Issuance of limited partner
   common units                         --         --         --        209     10,381         --      10,381
Net income                              --     48,545         --         --      5,884     18,319      72,748
Partners' distributions                 --    (51,705)        --         --     (6,251)   (18,319)    (76,275)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2001       18,428    386,599         --      2,286     40,638    204,490     631,727

Contribution-net proceeds
   from options exercised              244      3,307         --         --         --         --       3,307
Shares purchased by
   Operating Partnership              (411)   (19,715)        --         --         --         --     (19,715)
Redemption of limited partner
   common units                         --         --         --         (6)      (309)        --        (309)
Vested series Z incentive units         --         --         --         40        647         --         647
Net income                              --     43,269         --         --      5,485     13,741      62,495
Partners' distributions                 --    (42,707)        --         --     (5,426)   (13,741)    (61,874)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at September 30, 2002      18,261  $ 370,753  $      --      2,320  $  41,035  $ 204,490   $ 616,278
                                  =========  =========  =========  =========  =========  =========   =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                    ----------------------
                                                                                        2002        2001
                                                                                    ----------  ----------
Net cash provided by operating activities                                          $   67,892  $   81,371
                                                                                    ----------  ----------
Cash flows from investing activities:
   Additions to real estate:
       Acquisitions                                                                    (8,864)     (6,490)
       Improvements to recent acquisitions                                               (794)     (3,965)
       Redevelopment                                                                   (6,486)     (3,363)
       Revenue generating capital expenditures                                           (664)        (21)
       Non-revenue generating capital expenditures                                     (4,130)     (3,606)
   Disposition of real estate                                                              --          --
   Proceeds received from contribution of real estate to corporate investee                --      15,987
   Decrease in restricted cash                                                          8,674       1,507
   Additions to notes receivable from investees, other
      related parties and other receivables                                            (4,109)    (49,798)
   Repayment of notes receivable from investees, other
      related parties and other receivables                                             4,624      13,792
   Additions to real estate under development                                         (41,935)    (34,495)
   Net distribution from (contribution to) investments
      in corporations and limited partnerships                                         16,469     (27,296)
                                                                                    ----------  ----------
       Net cash used in investing activities                                          (37,215)    (97,748)
                                                                                    ----------  ----------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit                  98,500     226,903
   Repayment of mortgage and other notes payable and lines of credit                  (55,301)   (155,677)
   Additions to deferred charges                                                       (1,041)       (140)
   Net proceeds from stock options exercised and shares issued
      through dividend reinvestment plan                                                3,307       2,703
   Contributions from limited partners                                                    (14)      6,000
   Distributions to limited partners                                                  (18,851)    (18,087)
   Shares purchased by Operating Partnership                                          (19,715)         --
   Redemption of Operating Partnership units - limited parter                            (309)     (2,555)
   Dividends paid to general partner                                                  (41,546)    (37,029)
                                                                                    ----------  ----------
      Net cash (used in) provided by financing activities                             (34,970)     22,118
                                                                                    ----------  ----------
Net (decrease) increase in cash and cash equivalents                                   (4,293)      5,741
Cash and cash equivalents at beginning of period                                        6,440       6,600
                                                                                    ----------  ----------
Cash and cash equivalents at end of period                                         $    2,147  $   12,341
                                                                                    ==========  ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $4,906 and $2,353 capitalized                    $   21,764  $   26,507
                                                                                    ==========  ==========
Supplemental disclosure of non-cash investing and financing activities:
      Proceeds from disposition of real estate held by exchange
          facilitator and classified as other asset                                $   19,477  $       --
                                                                                    ==========  ==========
      Receipt of note receivable from third party in exchange for the following:
          Note receivable from investee                                            $   34,000  $       --
          Accrued interest on note receivable from investee                             2,393          --
          Investments                                                                   8,990          --
          Other receivables from investee                                                 117          --
          Less cash received from investee                                             (5,500)         --
                                                                                    ----------  ----------
                                                                                   $   40,000  $       --
                                                                                    ==========  ==========

      Additional investment in limited partnership:
          Investments                                                              $    3,681  $       --
          Accounts payable                                                             (3,681)         --
                                                                                    ----------  ----------
                                                                                   $       --  $       --
                                                                                    ==========  ==========

          the purchase of real estate                                              $       --  $   10,381
                                                                                    ==========  ==========

      Exchange of related party notes receivable for investments                   $       --  $    8,347
                                                                                    ==========  ==========

      Contribution of real estate in exchange for notes receivable and investments $       --  $   22,463
                                                                                    ==========  ==========

      Consolidation of previously unconsolidated investment                        $       --  $    8,087
                                                                                    ==========  ==========

      Mortgage note payable assumed in connection with purchase of real estate     $       --  $    6,144
                                                                                    ==========  ==========

      Exchange of investment for note receivable from investee                     $       --  $    1,501
                                                                                    ==========  ==========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P.

Notes to Consolidated Financial Statements
September 30, 2002 and 2001
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

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2001.

The Company is the sole general partner in the Operating Partnership, with an economic ownership of 88.7%, 89.0% and 89.0% general partnership interest as of September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

As of September 30, 2002, the Operating Partnership operates and has ownership interests in 90 multifamily properties (containing 20,217 units) and two office buildings (with approximately 56,300 square feet) (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

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

The Operating Partnership invests in joint ventures and accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at cost of acquisition and includes costs incurred by the Operating Partnership and not reimbursed by the joint venture, plus the Operating Partnership's share in undistributed earnings or losses since acquisition. The individual assets, liabilities, revenues and expenses of the joint ventures accounted for under the equity method are not recorded in the Operating Partnership's consolidated financial statements.

Included in the Operating Partnership's investments accounted for under the equity method are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of the Company's common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At September 30, 2002, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,509,037. The net income reported by the Operating Partnership under the equity method of accounting by these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Significant Transactions for the Quarter ended September 30, 2002

  Acquisition Activities

  On September 5, 2002, the Operating Partnership purchased Wilshire Court, a 21-unit apartment community located in Fullerton, California for a contract price of $3,250. The property is adjacent to Wilshire Promenade, a 132-unit property that the Operating Partnership has owned since 1997. This newly acquired asset was not encumbered by any mortgage.

  On September 26, 2002, the Operating Partnership purchased Marbrisa Apartments, a 202-unit apartment community located in Long Beach, California for a contract price of $23,500. The property was purchased in a tax deferred exchange transaction on an all cash basis and was funded, in part, with the net sale proceeds from the June 2002 sale of Tara Village, a 168-unit apartment community located in Tarzana, California. This newly acquired asset was not encumbered by any mortgage.

  Disposition Activities

  On July 2, 2002, the Operating Partnership through its taxable REIT subsidiary, Essex Fidelity I Corporation (EFC), sold Moanalua Hillside Apartments, a 700-unit apartment community in Honolulu, Hawaii to an unrelated third party for a contract price of $44,100. In conjunction with this sale, the Operating Partnership originated a $40,000 non-recourse mortgage on the property with a fixed interest rate of 8.75%, maturing in July 2004. The Operating Partnership received a $600 loan fee, a $450 consulting fee, and $1,600 in prepaid interest in connection with the transaction. EFC purchased the asset on June 29, 2001 for a contract price of $42,200. On October 1, 2002, the Operating Partnership received full payment of the $40,000 non-recourse mortgage and will recognize in the fourth quarter of 2002 approximately $1,100 of miscellaneous non-recurring income, which is net of accrued expenses.

  Debt Transactions

  On July 17, 2002, an equity method investment of the Operating Partnership refinanced its loan that was in place on Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California. The $8,000 loan at the time of payoff had a variable interest rate at the bank's reference rate plus 0.8%. The new loan is a non-recourse mortgage in the amount of $12,500, with a 5.37% fixed interest rate, which matures in August 2007. This asset and mortgage are owned by two partnerships in which Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Operating Partnership ("EMC"), is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest.

  On August 30, 2002, the Operating Partnership paid off its $30,000 unsecured revolving credit facility. The line of credit at the time of payoff had an interest based on a tiered rate structure at LIBOR plus 1.175%.

  Development Communities

  The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At September 30, 2002, the Operating Partnership (including the Fund's development communities) has ownership interests in six development communities, with an aggregate of 1,521 multifamily units and an estimated total cost of $292,000 of which approximately $124,500 remains to be expended and of which approximately $53,800 is the Operating Partnership's commitment.

  During the third quarter, the Operating Partnership continued lease-up at two development communities, The Essex on Lake Merritt, a 270-unit high-rise luxury apartment community located in Oakland, California and The San Marcos, a 312- unit apartment community located in Richmond, California. The Operating Partnership projects The Essex on Lake Merritt will reach stabilized operations during the fourth quarter of 2002 and The San Marcos will reach stabilized operations during the third quarter of 2003.

  Redevelopment Communities

  The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2002, the Operating Partnership has two redevelopment communities, which contain an aggregate of 258 units with total originally projected redevelopment investment of $6,577 of which approximately $970 remains to be expended.

  Equity Transactions

  During the quarter ended September 30, 2002 the Operating Partnership purchased 400,000 shares of the Company's common stock at $48.00 per share. Since May 2001, the Operating Partnership has purchased approximately 511,200 shares at an average price per share of $48.00 totaling $24,536 of the $50,000 aggregate amount authorized for repurchase by the Board of Directors. The amount paid for the shares is reflected as a reduction of the general partner's equity in the Operating Partnership's consolidated balance sheet.

  Notes and Other Receivables

  In July 2000 the Operating Partnership acquired the Kelvin Avenue development parcel in Irvine, California. As a condition to the acquisition, an affiliate of the Operating Partnership acquired a vacant 110,000 square foot office building located adjacent to the development site for a contract price of $14,600. In August 2000 the Operating Partnership's affiliate sold the office building to a third party local developer for $15,000. The Operating Partnership loaned the buyer $15,000 as a secured first mortgage on the property at 9.3% per annum. In addition, after the buyer expended $500 for items such as tenant improvements, leasing commissions, and carry costs, the Operating Partnership would lend an additional $4,500 to the buyer for these related items. This mezzanine loan accrues interest at 15.0% and has participation features. The loan matured in May 2002, at which time it was restructured to mature in March 2003. The current balance of this loan is approximately $3,760, of which $1,700 is guaranteed by the principal shareholder. The Operating Partnership has evaluated the realization potential of the first and mezzanine loan and has concluded it will cease accruing interest income on these notes until there is clarity as to the cash flow of the office building will generate upon lease up.

  Private Equity Fund

Acquisition Activities of the Fund

On August 29, 2002, the Fund purchased The Arboretum at Lake Forest, a 225-unit apartment community located in Lake Forest, California, for a contract price of $31,750. This property was not encumbered by any mortgage.

Development Communities of the Fund

At September 30, 2002 the Fund has three development communities with an aggregate of 615 multifamily units and an estimated total cost of $122,300 of which $89,900 remains to be expended and approximately $19,200 is the Operating Partnership's commitment.

(3) Related Party Transactions

All general and administrative expenses of the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Operating Partnership ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended September 30, 2002 and 2001 totaled $532 and $747, respectively, and $2,010 and $1,665 for the nine months ended September 30, 2002 and 2001, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income of $377 and $1,280 for the three months ended September 30, 2002 and 2001, respectively, and $2,535 and $3,498 for the nine months ended September 30, 2002 and 2001, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership's investees of $2,058 and $564 for the three months ended September 30, 2002 and 2001, respectively, and $7,647 and $1,332 for the nine months ended September 30, 2002 and 2001, respectively.

Notes receivable from investees and other related party receivables as of September 30, 2002 and December 31, 2001 consist of the following:

                                               Three Months Ended
                                               September 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2002       2001      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues - quarterly
  Quarterly Same Store Properties
    Southern California                   19  $  14,325  $  13,761  $     564         4.1%
    Northern California                   14     12,227     14,119     (1,892)      (13.4)
    Pacific Northwest                     23     10,534     11,357       (823)       (7.2)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      56     37,086     39,237     (2,151)       (5.5)
  Property revenues - properties
    acquired/disposed of
    subsequent to June 30, 2001 (1)               6,543      6,446         97         1.5
                                               ---------  ---------  --------- -----------
      Total property revenues                    43,629     45,683     (2,054)       (4.5)
Interest and other income                         5,166      5,553       (387)       (7.0)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  48,795  $  51,236  $  (2,441)       (4.8)%
                                               =========  =========  ========= ===========

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) New Accounting Pronouncements

The Operating Partnership adopted Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard ("FAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on January 1, 2002. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues regarding impairment of long-lived assets held for use. FAS 144 requires discontinued operations presentation for an operating property considered held for sale beginning on January 1, 2002. In accordance with FAS 144, the Operating Partnership classifies real estate assets as held for sale in the period in which all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset; (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Operating Partnership's adoption of FAS 144 resulted in: (i) the presentation of the net operating results of properties sold during the three and nine months ended September 30, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the three and nine months ended September 30, 2002. The Operating Partnership allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of the approximate date of their sale, and pro- rated the allocated interest for the number of days prior to sale. Implementation of FAS 144 only impacted the income statement classification but had no effect on results of operations.

The Operating Partnership presents income and gains/losses on properties sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.

In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." Under FAS 143, the fair value of a liability for an asset retirement obligation must be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The Operating Partnership does not believe that FAS 143 will have a material impact on their financial position or results of operations.

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction." FAS 145 eliminates extraordinary accounting treatment for reporting or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of FAS 145 are effective for the Operating Partnership with the beginning of fiscal year 2003; however, early application of FAS 145 is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of FAS 145 would be reclassified in most cases following adoption. The Operating Partnership does not anticipate a significant impact on their results of operations from adopting FAS 145.

In July 2002, the FASB issued FAS 146, "Accounting For Costs Associated With Exit Or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Operating Partnership does not anticipate a significant impact on their results of operations from adopting FAS 146.

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

                                                          Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2002         2001
                                                       -----------  -----------
Revenues:
    Southern California                               $    18,696  $    17,843
    Northern California                                    14,399       16,483
    Pacific Northwest                                      10,534       11,357
                                                       -----------  -----------
        Total segment revenues                             43,629       45,683
Interest and other income                                   5,166        5,553
                                                       -----------  -----------
        Total revenues                                $    48,795  $    51,236
                                                       ===========  ===========
Net operating income:
    Southern California                               $    13,304  $    12,481
    Northern California                                    10,427       12,614
    Pacific Northwest                                       7,060        7,843
                                                       -----------  -----------
        Total segment net operating income                 30,791       32,938
Interest and other income                                   5,166        5,553
Depreciation and amortization:
    Southern California                                    (3,543)      (3,507)
    Northern California                                    (2,796)      (2,797)
    Pacific Northwest                                      (2,790)      (2,798)
Interest                                                   (8,621)     (10,016)
Amortization of deferred financing costs                     (147)        (143)
General and administrative                                 (1,482)      (1,838)
                                                       -----------  -----------
        Income from continuing operations before gain
          on sale of real estate, minority interests
          and discontinued operations                 $    16,578  $    17,392
                                                       ===========  ===========

                                                          Nine Months Ended
                                                              September 30,
                                                       ------------ -----------
                                                          2002         2001
                                                       -----------  -----------
Revenues:
    Southern California                               $    54,508  $    52,997
    Northern California                                    43,972       50,072
    Pacific Northwest                                      31,747       34,135
                                                       -----------  -----------
        Total segment revenues                            130,227      137,204
Interest and other income                                  18,961       14,149
                                                       -----------  -----------
        Total revenues                                $   149,188  $   151,353
                                                       ===========  ===========
Net operating income:
    Southern California                               $    38,441  $    36,763
    Northern California                                    32,813       38,746
    Pacific Northwest                                      21,561       23,489
                                                       -----------  -----------
        Total segment net operating income                 92,815       98,998
Interest and other income                                  18,961       14,149
Depreciation and amortization:
    Southern California                                   (10,453)     (10,230)
    Northern California                                    (8,395)      (8,063)
    Pacific Northwest                                      (8,381)      (8,373)
Interest                                                  (26,062)     (28,896)
Amortization of deferred financing costs                     (442)        (510)
General and administrative                                 (4,747)      (5,566)
                                                       -----------  -----------
        Income from continuing operations before gain
          on sale of real estate, minority interests
          and discontinued operations                 $    53,296  $    51,509
                                                       ===========  ===========

                                                       September 30,December 31,
                                                          2002         2001
                                                       -----------  -----------
Assets:
    Southern California                               $   470,165  $   456,639
    Northern California                                   299,318      302,408
    Pacific Northwest                                     253,015      259,884
                                                       -----------  -----------
        Total segment net real estate assets            1,022,498    1,018,931
Non-segment assets                                        334,167      310,527
                                                       -----------  -----------
        Total assets                                  $ 1,356,665  $ 1,329,458
                                                       ===========  ===========

(6) Net Income Per Unit

                                                 Three Months Ended              Three Months Ended
                                                 September 30, 2002              September 30, 2001
                                          ------------------------------  ------------------------------
                                                     Weighted     Per                Weighted     Per
                                                      Average     Unit                Average     Unit
                                           Income      Units     Amount    Income      Units     Amount
                                          ---------  ---------  --------  ---------  ---------  --------
Net income                               $  16,551                       $  21,311
Less: dividends on limited
      partner preferred equity              (4,580)                         (4,580)
                                          ---------                       ---------

Basic:
  Income available to
    common units                            11,971     20,586  $   0.58     16,731     20,779  $   0.81
                                                                ========                        ========
  Effect of Dilutive Securities:
    Convertible preferred stock (1)             --         --                   --         --
    Stock options                               --        163                   --        315
                                          ---------  ---------            ---------  ---------
  Diluted:
    Income available to common
      units plus assumed
      conversions                        $  11,971     20,749  $   0.58  $  16,731     21,094  $   0.79
                                          =========  =========  ========  =========  =========  ========

                                                 Nine Months Ended               Nine Months Ended
                                                 September 30, 2002              September 30, 2001
                                          ------------------------------  ------------------------------
                                                     Weighted     Per                Weighted     Per
                                                      Average     Unit                Average     Unit
                                           Income      Units     Amount    Income      Units     Amount
                                          ---------  ---------  --------  ---------  ---------  --------
Net income                               $  62,495                       $  55,721
Less: dividends on limited
      partner preferred equity             (13,741)                        (13,739)
                                          ---------                       ---------

Basic:
  Income available to
    common units                            48,754     20,724  $   2.35     41,982     20,680  $   2.03
                                                                ========                        ========
  Effect of Dilutive Securities:
    Convertible preferred stock (1)             --         --                   --         --
    Stock options                               --        159                   --        323
                                          ---------  ---------            ---------  ---------
  Diluted:
    Income available to common
      units plus assumed
      conversions                        $  48,754     20,883  $   2.33  $  41,982     21,003  $   2.00
                                          =========  =========  ========  =========  =========  ========

(1) Securities not included because they were anti- dilutive.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three and nine months ended September 30, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of September 30, 2002, December 31, 2001 and September 30, 2001, with an economic ownership of 88.7%, 89.0% and 89.0% general partnership interest in the Operating Partnership, respectively.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 99% of its property revenues for the three and nine months ended September 30, 2002 and 2001. The Operating Partnership's multifamily properties (the "Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area) and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired eight multifamily residential properties, representing 2,102 apartment units with an aggregate purchase price of approximately $218 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 615 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $122.3 million. As of September 30, 2002, the remaining commitments to fund these projects is approximately $89.9 million of which approximately $19.2 million is the Operating Partnership's commitment.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 78 multifamily residential properties, of which 44 are located in Southern California, 14 are located in Northern California, 15 are located in the Seattle Metropolitan Area and 5 are located in the Portland Metropolitan Area. In total, these acquisitions consist of 16,899 units with total capitalized acquisition costs of approximately $1,444.0 million. Also, the Operating Partnership has acquired its headquarters building and its Southern California office building. Additionally, since it began operations, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since it began operations, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of 2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in a net realized gain of approximately $53.8 million.

The Operating Partnership (including the Fund's development communities) has an ownership interest in and is developing six multifamily residential communities, with an aggregate of 1,521 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $292.0 million. As of September 30, 2002, the remaining commitment to fund these projects is approximately $124.5 million of which approximately $46.7 million is the Operating Partnership's commitment.

Results of Operations

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (properties consolidated by the Operating Partnership for each of the three months ended September 30, 2002 and 2001) was 96.1% and 94.7%, for the three months ended September 30, 2002 and 2001, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2002 and 2001 are as follows:

                                          Three months ended
                                             September 30,
                                          --------------------
                                            2002       2001
                                          ---------  ---------
Southern California                           96.4%      95.3%
Northern California                           96.8%      94.6%
Pacific Northwest                             94.8%      94.0%

Total Revenues decreased by $2,441,000 or 4.8% to $48,795,000 in the third quarter of 2002 from $51,236,000 in the third quarter of 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                               Three Months Ended
                                               September 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2002       2001      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues - quarterly
  Quarterly Same Store Properties
    Southern California                   19  $  14,325  $  13,761  $     564         4.1%
    Northern California                   14     12,227     14,119     (1,892)      (13.4)
    Pacific Northwest                     23     10,534     11,357       (823)       (7.2)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      56     37,086     39,237     (2,151)       (5.5)
  Property revenues - properties
    acquired/disposed of
    subsequent to June 30, 2001 (1)               6,543      6,446         97         1.5
                                               ---------  ---------  --------- -----------
      Total property revenues                    43,629     45,683     (2,054)       (4.5)
Interest and other income                         5,166      5,553       (387)       (7.0)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  48,795  $  51,236  $  (2,441)       (4.8)%
                                               =========  =========  ========= ===========

(1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, the $2,441,000 net decrease in total revenues was mainly attributable to a decrease in property revenues from the Quarterly Same Store Properties. Property revenues from the Quarterly Same Store Properties decreased by $2,151,000 or 5.5% to $37,086,000 in the third quarter of 2002 from $39,237,000 in the third quarter of 2001. The majority of this decrease was attributable to the 14 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,892,000 or 13.4% to $12,227,000 in the third quarter of 2002 from $14,119,000 in the third quarter of 2001. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 96.8% in the third quarter of 2002 from 94.6% in the third quarter of 2001. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $823,000 or 7.2% to $10,534,000 in the third quarter of 2002 from $11,357,000 in the third quarter of 2001. The $823,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 94.8% in the third quarter of 2002 from 94.0% in the third quarter of 2001. The 19 multifamily residential properties located in Southern California offset the net decrease in total revenues. The property revenues of these properties increased by $564,000 or 4.1% to $14,325,000 in the third quarter of 2002 from $13,761,000 in the third quarter of 2001. The $564,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.4% in the third quarter of 2002 from 95.3% in the third quarter of 2001.

Interest and other income decreased by $387,000 or 7.0% to $5,166,000 in the third quarter of 2002 from $5,553,000 in the third quarter of 2001. The decrease of $387,000 primarily related to the sale of co-investment assets resulting in the decrease in income earned on the Operating Partnership's co-investments and the payoff of notes receivable resulting in the decrease in interest income on notes receivables.

Total Expenses decreased by $1,627,000 or approximately 4.8% to $32,217,000 in the third quarter of 2002 from $33,844,000 in the third quarter of 2001. This decrease was mainly due to a decrease in interest expense, which decreased by $1,395,000 or 13.9% to $8,621,000 in the third quarter of 2002 from $10,016,000 in the third quarter of 2001. The interest expense decrease was primarily due to declining interest rates and an increase in the capitalization of interest costs relating to the Operating Partnership's development and redevelopment communities.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $356,000 or 19.4% to $1,482,000 in the third quarter of 2002 from $1,838,000 in the third quarter of 2001. This decrease is largely due to a reduction in bonus expense as compared to the third quarter of 2001.

Net income decreased by $4,760,000 or 22.3% to $16,551,000 in the third quarter of 2002 from $21,311,000 in the third quarter of 2001. The decrease in net income is mainly attributable to the gain on sale of real estate of $3,788,000 recognized in the third quarter of 2001.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (properties consolidated by the Operating Partnership for each of the nine months ended September 30, 2002 and 2001) was 94.2% and 95.3%, for the nine months ended September 30, 2002 and 2001, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental income by total possible rental income. Total possible rental income is determined by valuing occupied units at contractual rents and vacant units at market rents. The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2002 and 2001 are as follows:

                                          Three months ended
                                             September 30,
                                          --------------------
                                            2002       2001
                                          ---------  ---------
Southern California                           96.4%      95.3%
Northern California                           96.8%      94.6%
Pacific Northwest                             94.8%      94.0%

Total Revenues decreased by $2,165,000 or 1.4% to $149,188,000 in the nine months ended September 30, 2002 from $151,353,000 in the nine months ended September 30, 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                               Three Months Ended
                                                  September 30,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2002       2001      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues - quarterly
  Quarterly Same Store Properties
    Southern California                   19  $  14,325  $  13,761  $     564         4.1%
    Northern California                   14     12,227     14,119     (1,892)      (13.4)
    Pacific Northwest                     23     10,534     11,357       (823)       (7.2)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      56     37,086     39,237     (2,151)       (5.5)
  Property revenues - properties
    acquired/disposed of
    subsequent to June 30, 2001 (1)               6,543      6,446         97         1.5
                                               ---------  ---------  --------- -----------
      Total property revenues                    43,629     45,683     (2,054)       (4.5)
Interest and other income                         5,166      5,553       (387)       (7.0)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  48,795  $  51,236  $  (2,441)       (4.8)%
                                               =========  =========  ========= ===========

  (1) Also includes two commercial properties, redevelopment communities, and development communities.

As set forth in the above table, the $2,165,000 net decrease in total revenues was mainly attributable to a decrease in property revenues from the Same Store Properties. Property revenues from the Same Store Properties decreased by $7,034,000 or 5.9% to $111,307,000 in the nine months ended September 30, 2002 from $118,341,000 in the nine months ended September 30, 2001. The majority of this decrease was attributable to the 14 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $5,572,000 or 12.8% to $37,808,000 in the nine months ended September 30, 2002 from $43,380,000 in the nine months ended September 30, 2001. The decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 95.4% in the nine months ended September 30, 2002 from 95.7% in the nine months ended September 30, 2001. The Operating Partnership estimates that in general, market rents for its multifamily properties in Northern California have decreased on average by approximately 6% from December 31, 2001 through June 30, 2002 and on average by approximately 2% from June 30, 2002 through September 30, 2002. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $2,388,000 or 7.0% to $31,747,000 in the nine months ended September 30, 2002 from $34,135,000 in the nine months ended September 30, 2001. The $2,388,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in financial occupancy to 92.8% in the nine months ended September 30, 2002 from 94.5% in the nine months ended September 30, 2001. The Operating Partnership estimates that in general, market rents for its multifamily properties in the Pacific Northwest have decreased on average by approximately 7% from December 31, 2001 through June 30, 2002 and on average by approximately 2% from June 30, 2002 through September 30, 2002. The 19 multifamily residential properties located in Southern California offset the net decrease in total revenues. The property revenues of these properties increased by $926,000 or 2.3% to $41,752,000 in the nine months ended September 30, 2002 from $40,826,000 in the nine months ended September 30, 2001. The $926,000 increase is primarily attributable to rental rate increases as offset by a decrease in financial occupancy to 94.2% in the nine months ended September 30, 2002 from 95.5% in the nine months ended September 30, 2001. The Operating Partnership estimates that in general, market rents for its multifamily properties in Southern California are on average unchanged from December 31, 2001 through June 30, 2002 and remained on average unchanged from June 30, 2002 through September 30, 2002.

The $2,165,000 net decrease in total revenues was offset by an increase in interest and other income. Interest and other income increased by $4,812,000 or 34.0% to $18,961,000 in the nine months ended September 30, 2002 from $14,149,000 in the nine months ended September 30, 2001. The increase of $4,812,000 primarily related to $2,108,000 of equity in income from the gain on sale of co-investment assets, $1,585,000 in fees earned in conjunction with the sale of two co-investment assets, and interest income on notes receivables and income earned on the Operating Partnership's co-investments, which were offset by a $700,000 reduction of the Operating Partnership's book value in a real estate technology fund investment accounted for under the equity method based on the fund's general partner's valuation of real estate technology fund assets.

The net decrease in property revenues was offset by a $57,000 net increase attributable to properties acquired subsequent to December 31, 2000, redevelopment communities, development communities and two office buildings. Subsequent to December 31, 2000 the Operating Partnership acquired interests in three multifamily properties, had six communities under redevelopment and two communities in development (the "Post - 2000 Acquisition Properties").

Total Expenses decreased by $3,952,000 or approximately 4.0% to $95,892,000 in the nine months ended September 30, 2002 from $99,844,000 in the nine months ended September 30, 2001. This decrease was mainly due to a decrease in interest expense, which decreased by $2,834,000 or 9.8% to $26,062,000 in the nine months ended September 30, 2002 from $28,896,000 in the nine months ended September 30, 2001. The interest expense decrease was primarily due to declining interest rates and the capitalization of interest costs relating to the Operating Partnership's development and redevelopment communities. Property operating expenses, exclusive of depreciation and amortization, decreased by $794,000 or 2.1% to $37,412,000 in the nine months ended September 30, 2002 from $38,206,000 in the nine months ended September 30, 2001. Of such property operating expense decrease, $1,053,000 was attributable to the Post - 2000 Acquisition Properties as offset by an increase in insurance expense which increased by $644,000 or approximately 81.3% to $1,436,000 in the nine months ended September 30, 2002 from $792,000 in the nine months ended September 30, 2001. This increase is due to the current conditions in the insurance industry resulting in greater costs. Depreciation and amortization increased by $563,000 or approximately 2.1% to $27,229,000 in nine months ended September 30, 2002 from $26,666,000 in the nine months ended September 30, 2001, primarily due to the acquisition of properties.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $819,000 or 14.7% to $4,747,000 in the nine months ended September 30, 2002 from $5,566,000 in the nine months ended September 30, 2001. This decrease is largely due to an increase in the allocation of general and administrative expenses to EMC due to the increase in fee income earned by EMC and a reduction in bonus expense as compared to the nine months ended September 30, 2001.

Income from discontinued operations increased by $8,805,000 or 1,765% to $9,304,000 in the nine months ended September 30, 2002 from $499,000 in the nine months ended September 30, 2001 due to gain on sale of real estate.

Net income increased by $6,774,000 or 12.2% to $62,495,000 in the nine months ended September 30, 2002 from $55,721,000 in the nine months ended September 30, 2001. The increase in net income is attributable to the gain on sale of real estate of $9,051,000 in the nine months ended September 30, 2002 and the increase in interest and other income as offset by the decrease in net operating income from the Same Store Properties and the gain on sale of real estate of $3,788,000 in the nine months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002 the Operating Partnership had $2,147,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations and amounts available under line of credit. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisition and development (beyond the next 12 months) by using a combination of some or all of the following: working capital, amounts available from its line of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under its line of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has an outstanding unsecured line of credit for an aggregate amount of $165,000,000. The facility carries an interest rate, based on a tiered rate structure, which currently is equal to LIBOR plus 1.10%. The credit line matures in May 2004, with an option to extend it for one year thereafter. At September 30, 2002 the Operating Partnership had $121,959,000 outstanding on this line of credit, with an interest rate of approximately 2.9%.

The Fund has an unsecured line of credit for an aggregate amount of $125,000,000 and bears interest at LIBOR plus 0.875%. As of September 30, 2002, the line had an outstanding balance of $67,624,000, with an interest rate of approximately 2.7%. The credit line matures in December 2003.

In addition to the unsecured line of credit, the Operating Partnership had $559,900,000 of secured indebtedness at September 30, 2002. Such indebtedness consisted of $501,080,000 in fixed rate debt with interest rates varying from 6.5% to 8.8% and maturity dates ranging from 2002 to 2026. The indebtedness also includes $58,820,000 of debt represented by tax exempt variable rate demand bonds with interest rates paid during the nine months ended September 30, 2002 ranging from 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax- exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance decreased by $4,293,000 or 66.7% to $2,147,000 as of September 30, 2002 from $6,440,000 as of December 31, 2001. This decrease was primarily a result of $37,215,000 of net cash used in investing activities and $34,970,000 of net cash used in financing activities which was offset by $67,892,000 net cash provided by operating activities. The $37,215,000 of net cash used in investing activities was primarily a result of $41,935,000 used to fund real estate under development, $20,938,000 in additions to real estate, and $4,109,000 in additions to notes receivable and investments made to finance real estate property acquisitions by the Operating Partnership's investees, related party notes and other receivables which was offset in part by $16,469,000 in proceeds received from investments in corporations and limited partnerships. The $34,970,000 of net cash used in financing activities was primarily a result of $55,301,000 in repayments of mortgage and other notes payable and lines of credit, $41,546,000 used to pay distributions to the general partner, $19,715,000 used to purchase shares of the Company's stock, and $18,851,000 used to pay distributions to limited partners, which was offset in part by $98,500,000 received in proceeds from mortgage and other notes payable and lines of credit.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $350 per weighted average occupancy unit in non- revenue generating capital expenditures for the year ended December 31, 2002. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for renovations and improvements on recently acquired properties which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its line of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2002 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership (including the Fund's development communities) has an ownership interest in and is developing six multifamily residential communities, with an aggregate of 1,521 multifamily units. Such projects involve certain risks inherent in real estate development. See "Potential Factors Affecting Future Operating Results-Development and Redevelopment Activities" below. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties for a total amount of approximately $292,000,000. As of September 30, 2002, the remaining commitment to fund the estimated cost to complete is approximately $124,500,000 of which approximately $53,800,000 is the Operating Partnership's commitment. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, operating cash flows, amounts available on its line of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, which may be sold from time to time.

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. Conditions in the insurance industry have resulted in greater costs, increasing more than 50% from the prior year, along with increased deductibles and reduced coverages. In some cases, the Operating Partnership is not in technical compliance with the insurance requirements of loan agreements, and is discussing this issue with applicable lenders. The Operating Partnership does not believe that this non- compliance will have a material impact on its operations or future financing efforts. As further described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Operating Partnership may incur losses due to deductibles, self-insured retentions, co-payments and losses in excess of appropriate coverages. See "Insurance" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investment, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. See the discussion in the "General Background" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operation."

During the quarter ended September 30, 2002 the Operating Partnership purchased 400,000 shares of the Company's common stock at $48.00 per share. Since May 2001, the Operating Partnership has purchased approximately 511,200 shares at an average price per share of $48.00 totaling approximately $24,536,000 of the $50,000,000 aggregate amount authorized for repurchase by the Board of Directors. The amount paid for the shares is reflected as a reduction of the general partner's equity in the Operating Partnership's consolidated balance sheet.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements about decreases and increases in market rent for its multifamily properties and trends of such decreases and increases, statements regarding the expected additional fees from, and the expected tax treatment of, property dispositions, the Operating Partnership's expectations as to the total projected costs of current development and redevelopment projects and the projected stabilized operation dates for such projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures for the year ended December 31, 2002, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P. (the "Fund"), the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities. The Operating Partnership's actual results may differ materially from those projected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, that market rental rates may decrease or increase beyond what is currently expected, that the ultimate return from property dispositions will differ from what is expected, that the total costs of current development and redevelopment projects will exceed expectations, that such projects will experience unexpected delays in completing development or in leasing, that acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Fund will fail to perform as anticipated, the Operating Partnership will not have access to the debt and equity markets in a timely fashion in order to meet future funding requirements, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include those factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2001 and the following:

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

Development and Redevelopment Activities

The Operating Partnership pursues multifamily residential properties and development and redevelopment projects from time to time. Development projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership's development and redevelopment activities generally entail certain risks, including the following:
funds may be expended and management's time devoted to projects that may not be completed;
construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
projects may be delayed due to, among other things, adverse weather conditions;
occupancy rates and rents at a completed project may be less than anticipated; and
expenses at a completed development project may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company's stockholders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

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

Funds from Operations

Industry analysts generally consider funds from operations, ("Funds From Operations"), an appropriate measure of performance of an equity REIT. Generally, Funds From Operations adjusts the net income of equity REITs for non- cash charges such as depreciation and amortization of rental properties, gains/losses on sales of real estate property and extraordinary items. Management considers Funds From Operations to be a useful financial performance measurement of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds From Operations does not represent net income or cash flows from operations as defined by accounting principles generally accepted in the United States of America ("GAAP") and is not intended to indicate whether cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the REIT's operating performance or to cash flows as a measure of liquidity. Funds From Operations does not measure whether cash flow is sufficient to fund all cash needs including principal amortization, capital improvements and distributions to shareholders. Funds From Operations also does not represent cash flows generated from operating, investing or financing activities as defined under GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Operating Partnership's presentation of Funds From Operations.

The following table sets forth the Operating Partnership's calculation of Funds from Operations for the three and nine months ended September 30, 2002 and 2001.

                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    2002          2001          2002          2001
                                                                ------------  ------------  ------------  ------------
Income from continuing operations before gain on sale of
  real estate, minority interests and discontinued operations  $ 16,578,000  $ 17,392,000  $ 53,296,000  $ 51,509,000
Adjustments:
    Gain on sale of co-investment activities, net (1)               (19,000)           --    (1,408,000)           --
    Depreciation and amortization                                 9,129,000     9,102,000    27,229,000    26,666,000
    Depreciation and amortization-unconsolidated co-investment    2,170,000     1,201,000     5,892,000     3,647,000
    Minority interests                                           (4,607,000)   (4,582,000)  (13,816,000)  (13,759,000)
    Income from discontinued operations                                  --       141,000       225,000       444,000
    Depreciation - discontinued operations                               --        95,000       191,000       284,000
                                                                ------------  ------------  ------------  ------------
    Funds From Operations                                      $ 23,251,000  $ 23,349,000  $ 71,609,000  $ 68,791,000
                                                                ============  ============  ============  ============
Weighted average number
  units outstanding diluted (2)                                  21,829,211    21,093,631    20,962,971    21,003,100
                                                                ============  ============  ============  ============

(1) Gain on sale of co-investment activities has been decreased by $700,000 for the nine months ended September 30, 2002 due to reducing the Operating Partnership's carrying value in a real estate technology fund investment.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes. The Operating Partnership believes that the principal amounts of the Operating Partnership's mortgage notes payable and line of credit approximate fair value as of September 30, 2002 as interest rates and other terms are consistent with yields currently available to the Operating Partnership for similar instruments.

For Year Ended                              2002      2003      2004       2005      2006    Thereafter        Total
                                          --------  --------  ---------  --------  --------  -----------     ---------
Fixed rate debt (In thousands)
Amount                                   $  9,615  $ 24,110  $   6,445  $ 39,309  $ 18,607  $   402,994     $ 501,080
Average interest rate                         7.3%      7.3%       7.3%      7.3%      7.3%         7.3%

Variable rate LIBOR debt (In thousands)
Amount                                   $     --  $         $ 121,959  $     --  $     --  $    58,820 (1) $ 180,779
Average interest                               --                  2.9%       --        --          5.1%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership does not have any exposures related to forward contracts at September 30, 2002.

Item 4: Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II -- Other Information

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  99.1 Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P. A California Limited Partnership
(Registrant)

Date: November 14, 2002

By:	/S/ MARK J. MIKL
Mark J. Mikl

Vice President and Controller (Authorized Officer and Principal Accounting Officer)

ESSEX PORTFOLIO, L.P.

CERTIFICATION pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Keith R. Guericke, Chief Executive Officer of Essex Property Trust, Inc., the general partner of the registrant Essex Portfolio, L.P., hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Essex Portfolio, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/ Keith R. Guericke

Keith R. Guericke

Chief Executive Officer

ESSEX PORTFOLIO, L.P.

CERTIFICATION pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Michael J. Schall, Chief Financial Officer of Essex Property Trust, Inc., the general partner of the registrant Essex Portfolio, L.P., hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of Essex Portfolio, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

   /s/ Michael J. Schall

Michael J. Schall

Chief Financial Officer