Form 10-K
period 2002-12-31
ESSEX PORTFOLIO LP
filed 2003-03-31
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]   No [    ]

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part III, Item 15, on page number 47.

DOCUMENTS INCORPORATED BY REFERENCE:

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 13, 2003.

Essex Portfolio, L.P.
2002 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 90.0% general partnership interest, as of December 31, 2002 (except with regard to the section entitled "Risk Factors," below, wherein all reference to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements under the caption "Business Objectives" in this Part I, statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Operating Partnership's partners in this Fund fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, and that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2002, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio consists of ownership interests in 112 properties (comprising 23,699 apartment units), of which 13,654 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units are located in Northern California (the San Francisco Bay Area), 5,444 of which are located in the Pacific Northwest (4,073 units in the Seattle metropolitan area and 1,371 units in the Portland, Oregon metropolitan area), and 578 are located in other areas (302 units in Houston, Texas and 276 units in Hemet, California). In addition, the Operating Partnership owns other real estate assets consisting of five recreational vehicle parks (comprising 1,717 spaces), four office buildings (totaling approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively together with the Operating Partnership's multifamily residential properties, the "Properties"). One of the office buildings located in Northern California (Palo Alto) has approximately 17,400 square and houses the Operating Partnership's headquarters and another office building located in Southern California (Woodland Hills) has approximately 38,940 square feet, of which the Operating Partnership currently occupies approximately 8,600 square feet. The Woodland Hills office building has ten third-party tenants occupying approximately 27,300 feet. The Operating Partnership along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,518 units in six multifamily communities; three of which are in Northern California and three in Southern California.

The Company conducts substantially all of its activities through Essex Portfolio, L.P. (the "Operating Partnership"). The Company currently owns an approximate 90% general partnership interest and members of the Company's Board of Directors, senior management and certain outside investors own limited partnership interests of approximately 10% in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

The Company's website address is http//: www.essexpropertytrust.com. The Operating Partnership's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission ("SEC").

References in this Form 10-K to "us," "we," or "our" refer to Essex unless indicated otherwise.

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

Business Principles

The Operating Partnership was founded on, has followed, and intends to continue to follow the business principles set forth below:

Property Management. Through its long-standing philosophy of active property management and a customer satisfaction approach, coupled with a discipline of internal cost control, the Operating Partnership seeks to retain tenants, maximize cash flow, enhance property values and compete effectively for new tenants in the marketplace. The Operating Partnership's Senior Vice President of Operations, regional portfolio managers, and their staff are accountable for overall property operations and performance. They supervise on- site managers, provide training for the on-site staff, monitor fiscal performance against budgeted expectations, monitor property performance against competing properties in the area, prepare operating and capital budgets for executive approval, and implement new strategies focused on enhancing tenant satisfaction, increasing revenue, controlling expenses, and creating a more efficient operating environment.

Business Planning and Control. Real estate investment decisions are accompanied by a multiple year plan, to which executives and other managers responsible for obtaining future financial performance must agree. Performance versus plan serves as a significant factor in determining compensation.

Property Type Focus. The Operating Partnership focuses on acquisition and development of multifamily residential communities, containing between 75 and 750 units. These types of properties offer attractive opportunities because such properties provide opportunities for value enhancement since many of these properties have been owned by parties that are either inadequately capitalized or lack the professional property management and redevelopment expertise of the Operating Partnership.

Geographic Focus. The Operating Partnership focuses its property investments in markets that meet the following criteria:

  Major Metropolitan Areas. The Operating Partnership focuses on metropolitan areas having a regional population in excess of one million people. Real estate markets in these areas are typically characterized by a greater number of buyers and sellers and are, therefore, more liquid. Liquidity is an important element for implementing the Operating Partnership's strategy of varying its portfolio in response to changing market conditions.
  Supply Constraints. The Operating Partnership believes that properties located in real estate markets with limited development opportunities are well suited to produce increased rental income. When evaluating supply constraints, the Operating Partnership reviews: (i) availability of developable land sites on which competing properties could be readily constructed; (ii) political barriers to growth resulting from a restrictive local political environment regarding development (such an environment, in addition to the restrictions on development itself, is often associated with a lengthy development process and expensive development fees); and (iii) physical barriers to growth, resulting from natural limitations to development, such as mountains or waterways.
  Rental Demand Created by High Cost of Housing. The Operating Partnership concentrates on markets in which the cost of renting compares favorably to the cost of owning a home. In such markets, rent levels tend to be higher and operating expenses and capital expenditures, as a percentage of rent, are lower in comparison with markets that have a lower cost of owning a home.
  Job Proximity. The Operating Partnership believes that most renters select housing based on its proximity to their jobs and related commuting factors. The Operating Partnership obtains local area information relating to its residential properties and uses this information when making multifamily property acquisition decisions. The Operating Partnership also reviews the location of major employers relative to its portfolio and potential acquisition properties.

Following the above criteria, the Operating Partnership is currently pursuing investment opportunities in selected markets of Northern and Southern California and the Pacific Northwest.

Active Portfolio Management Through Regional Economic Research and Local Market Knowledge. The Operating Partnership was founded on the belief that the key elements of successful real estate investment and portfolio growth include extensive regional economic research and local market knowledge. The Operating Partnership utilizes its economic research and local market knowledge to make appropriate portfolio allocation decisions that it believes will result in better overall operating performance and lower portfolio risk. The Operating Partnership maintains and evaluates:

  Regional Economic Data. The Operating Partnership evaluates and reviews regional economic factors for the markets in which it owns properties and where it considers expanding its operations. The Operating Partnership's research focuses on regional and sub-market supply and demand, economic diversity, job growth, market depth and the comparison of rents to down payments and occupancy costs associated with for-sale housing.
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

The Company conducts substantially all of its activities through the Operating Partnership. The Company currently owns an approximate 90.0% general partnership interest and senior members of the Company's Board of Directors, management and certain outside investors own approximately 10.0% limited partnership interests in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership and over each of the Properties.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. At December 31, 2002, the Fund has approximately $400 million of investment capacity based on utilizing leverage of 65%.

Since its formation, the Fund has acquired ten multifamily residential properties, representing 2,323 apartment units with an aggregate purchase price of approximately $244 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 612 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $122.3 million. As of December 31, 2002, the remaining commitments to fund these development projects is approximately $85.6 million of which approximately $18.3 million is the Operating Partnership's commitment.

The current portfolio of stabilized properties of the Fund as of December 31, 2002 is set forth below:

                                                                Loan        Fixed     Loan
                                                               Amount     Interest  Maturity
        Property Name              Location        Units    ($ in millions  Rate      Date
----------------------------- ------------------- --------  ------------- --------- ---------
Andover Park Apartments       Beaverton, OR           240  $        12.4      6.66%   Oct-11
The Arboretum at Lake Forest  Lake Forest, CA         225        n/a         n/a       n/a
The Crest at Phillips Ranch   Pomona, CA              501           35.7      7.99%   Jul-05
Vista del Rey                 Tustin, CA              116            8.0      6.95%   Feb-11
Hunt Club                     Lake Oswego, OR         256           11.7      7.05%   Feb-11
Ocean Villa                   Oxnard, CA              119        n/a         n/a       n/a
Rosebeach Apartments          La Mirada, CA           174            8.4      7.09%   Feb-11
Villas at Carlsbad            Carlsbad, CA            102        n/a         n/a       n/a
Foxborough Homes              Orange, CA               90            4.9      7.84%   Jul-09
                                                  --------  -------------
   Total                                            1,823  $        81.1
                                                  ========  =============

The Fund is indebted in the amount of $10.5 million on the River Terrace development project, with an 8% fixed interest rate, which matures in January 2004 and has a $125 million secured revolving subscription facility that bears interest at LIBOR plus 0.875%. As of December 31, 2002, the line had an outstanding balance of $86.4 million, with an interest rate of approximately 2.7%. The credit line matures in December 2003.

In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) is to receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreturned third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partners' total capital contributions. VFGP is to also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

Acquisitions

On September 5, 2002, the Operating Partnership purchased Wilshire Court, a 21-unit apartment community located in Fullerton, California for a contract price of $3.3 million. The property is adjacent to Wilshire Promenade, a 132-unit property that the Operating Partnership has owned since 1997. This newly acquired asset is not encumbered by any mortgage.

On September 26, 2002, the Operating Partnership purchased Marbrisa Apartments, a 202-unit apartment community located in Long Beach, California for a contract price of $23.5 million. The property was purchased in a tax deferred exchange transaction on an all cash basis and was funded, in part, with the net sale proceeds from the June 2002 sale of Tara Village, a 168-unit apartment community located in Tarzana, California. This newly acquired asset is not encumbered by any mortgage.

Other Acquisition Related Activities

On December 17, 2002, the Operating Partnership acquired, by merger, John M. Sachs, Inc. resulting in the acquisition of its real estate portfolio which consists of 18 apartment communities comprising 2,683 units located in San Diego County, California, a 302-unit apartment community located in Houston, Texas, a 276-unit apartment community located in Hemet, California, five recreational vehicle parks comprising 1,717 spaces, 1,581 spaces of which are located in either San Diego or Riverside County, California and 136 spaces of which are located in Las Vegas, Nevada, two manufactured housing communities comprising 607 sites, 450 sites of which are located in Las Vegas, Nevada and 157 sites of which are located in San Diego County, California and two small office buildings comprising approximately 7,200 square feet located in San Diego, California.

The merger was structured as a tax-free reorganization with real estate assets valued at approximately $301 million. Consideration provided in the merger was in the form of a common stock issuance, assumption of liabilities and cash, as follows:

  Issued 2,719,875 shares of Essex common stock.
  Assumed mortgages on four of the newly acquired properties for approximately $64.6 million with a fixed interest rate of 5.51% maturing in January 2013.
  Assumed and repaid liabilities in the amount of approximately $33 million.
  The balance was paid in cash.

Dispositions

On April 17, 2002, the AEW co-investment in which the Operating Partnership is a 20 percent partner, sold two of its four assets. Riverfront Apartments, a 229-unit apartment community in San Diego, California and Casa Mango Apartments, a 96-unit apartment community in Del Mar, California were sold to an unrelated third party. The combined sales price was approximately $52 million. The buyer of these two properties assumed two non-recourse mortgages in the cumulative amount of approximately $26.5 million, with a 6.5% fixed interest rate, which matures in February 2009. The Operating Partnership's equity in income from the gain on the sale of real estate is $2 million and is presented as interest and other income in the accompanying consolidated statement of operations. The Operating Partnership contributed the assets to the joint venture in December 1999 at a value of approximately $41 million. In addition, the Operating Partnership earned a fee in connection with the sale of these assets in the amount of $1.1 million and this fee is presented as interest and other income in the accompanying consolidated statement of operations. In the third quarter of 2002, the Operating Partnership recognized an incentive fee it earned related specifically to these two asset sales in the amount of $475,000.

On June 18, 2002, the Operating Partnership sold Tara Village, a 168-unit apartment community located in Tarzana, California to an unrelated third party for a contract price of $20 million. The Operating Partnership acquired the property in January 1997 for $10.3 million. The Operating Partnership realized a gain on the sale of real estate of $8.1 million, net of minority interest of $990,000. This property was not encumbered by any mortgage. The Operating Partnership utilized Internal Revenue Code Section 1031 to defer the taxable gain on the sale of this property with its September 26, 2002 acquisition of Marbrisa Apartments as discussed above.

On July 2, 2002, the Operating Partnership through its taxable REIT subsidiary, Essex Fidelity I Corporation (EFC), sold Moanalua Hillside Apartments, a 700-unit apartment community in Honolulu, Hawaii to an unrelated third party for a contract price of $44.1 million. In conjunction with this sale, the Operating Partnership originated a $40 million non-recourse mortgage on the property with a fixed interest rate of 8.75%, maturing in July 2004. The Operating Partnership received a $600,000 loan fee, a $450,000 consulting fee, and $1.6 million in prepaid interest in connection with the transaction. EFC purchased the asset on June 29, 2001 for a contract price of $42.2 million. On October 1, 2002, the Operating Partnership received full payment of the $40 million non-recourse mortgage and recognized in the fourth quarter of 2002 approximately $1.1 million of miscellaneous non-recurring income, which is net of accrued expenses.

Development

Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations (defined as 95% physical occupancy). As of December 31, 2002, the Operating Partnership (including the Fund's development communities) had ownership interests in six development communities, with an aggregate of 1,518 multifamily units. During 2002, the Fund announced one new development community, River Terrace, a 250- unit luxury apartment community located in Santa Clara, California. During 2002, the Operating Partnership began lease-up at two development communities, The Essex on Lake Merritt, a 270-unit high-rise luxury apartment community located in Oakland, California and The San Marcos, a 312-unit apartment community located in Richmond, California. The Essex on Lake Merritt achieved stabilized operations during the first quarter of 2003, and the Operating Partnership expects that The San Marcos is projected to reach stabilized operations during the third quarter of 2003.

On November 19, 2002, the Operating Partnership sold a portion of the land for the second phase of The San Marcos development to a third-party single- family home developer for approximately $2.5 million at no gain or loss. The Operating Partnership had originally considered building an additional 192 units on this parcel. With this sale, the number of units that the Operating Partnership expects to build in the second phase has been reduced to 120 units.

In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through its joint venture entities, entered into contractual construction related commitments with unrelated third parties. As of December 31, 2002, the Operating Partnership and its partners are committed to fund approximately $118.5 million, of which approximately $51.2 million is the Operating Partnership's commitment.

The following table sets forth information regarding the development communities at December 31, 2002.

                                                                      Estimated Project Incurred Project
                                                                         Cost as of        Cost as of
                                                                        12/31/02(1)       12/31/02(1)       Projected
        Development Communities              Location        Units    ($ in millions)   ($ in millions)   Stabilization
---------------------------------------- ----------------- ---------  ----------------  ----------------  -------------
Direct Development
  The Essex on Lake Merritt(2)           Oakland, CA            270              72.7              72.7   Jan. 2003
  The San Marcos(2)                      Richmond, CA           312  $           50.9  $           45.9   Sept. 2003
    (formerly Vista Del Mar)
  Hidden Valley - Parker Ranch(3)        Simi Valley, CA        324              46.0              18.1   Sept. 2004
  Pre-development(2)(4)                                                           7.1               7.1
Joint Venture(5)
  Chesapeake                             San Diego, CA          230              44.9              13.9   Nov. 2004
  Kelvin Avenue                          Irvine, CA             132              22.4               5.4   Mar. 2005
  River Terrace                          Santa Clara, CA        250              55.0              17.4   Mar. 2005
                                                           ---------  ----------------  ----------------
Total Development Communities                                 1,518  $          299.0  $          180.5
                                                           =========  ================  ================

(1) Estimated project cost as of December 31, 2002 includes total estimated and incurred costs for the development projects.

(2) The Operating Partnership is the sole owner of these development projects.

(3) The Operating Partnership has a 75% controlling interest in this development project.

(4) This land is expected to be developed into phase II of The San Marcos.

(5) The Operating Partnership has a 21.4% interest in the Fund, which owns these properties.

The Operating Partnership is entitled to receive development fee income on the joint venture development communities. The portion of the fees associated with our ownership percentage is eliminated.

The Operating Partnership intends to continue to pursue the development of multifamily communities to the extent that the market conditions and the specific project terms are considered favorable.

Redevelopment

Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and, as a result, may have less than stabilized operations. As of December 31, 2002, the Operating Partnership has no communities in redevelopment.

During 2002 the Operating Partnership completed three redevelopment projects, which comprised 380 units and had total project costs of approximately $10.1 million.

Debt Transactions

On May 15, 2002, the Operating Partnership renewed and expanded its existing $120 million unsecured revolving credit facility. The renewed facility was increased to $165 million and carries an interest rate, based on a tiered rate structure, which currently is equal to LIBOR plus 1.10%, representing a 0.05% reduction from the previous facility. The credit line has a two-year term with a one-year extension option. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

On June 5, 2002, the Operating Partnership refinanced the construction loan that was in place on Tierra Vista, a 404-unit apartment community, located in Oxnard, California. The construction loan amount at the time of payoff was approximately $35.8 million and had a variable interest rate at LIBOR plus 1.795%. The new loan is a non-recourse mortgage in the amount of $38 million, with a 5.93% fixed interest rate, which matures in June 2007. This asset and mortgage are owned by the AEW co-investment in which the Operating Partnership is a 20 percent partner.

On July 17, 2002, an equity method investment of the Operating Partnership refinanced the loan in place on Capri at Sunny Hills, a 100-unit apartment community located in Fullerton, California. The $8 million loan at the time of payoff had a variable interest rate at the bank's reference rate plus 0.8%. The new loan is a non-recourse mortgage in the amount of $12.5 million, with a 5.37% fixed interest rate, which matures in August 2007. This asset and mortgage are owned by two partnerships in which Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Operating Partnership ("EMC"), is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest.

On August 30, 2002, the Operating Partnership paid off the then outstanding balance under its $30 million unsecured revolving credit facility. The line of credit at the time of payoff had an interest rate based on a tiered rate structure at LIBOR plus 1.175%. On December 13, 2002, the Operating Partnership renewed this facility. The interest rate on the renewed credit facility is based on a tiered rate structure and is currently at LIBOR plus 1.10%. This facility matures on December 12, 2003.

On November 14, 2002, the Operating Partnership refinanced the variable rate loan that was in place on Coronado at Newport-North and South, a 732-unit and 715-unit apartment community, respectively, located in Newport Beach, California. The variable rate loans' cumulative balance at the time of payoff was approximately $71.7 million and had a variable interest rate at LIBOR plus 2.25%. The new loans are non-recourse mortgages in the cumulative amount of $106.9 million, with a 5.30% fixed interest rate, which mature in December 2012. This asset and mortgage are owned by the Lend Lease co-investment in which the Operating Partnership is a 49.9% partner.

On December 11, 2002, the Operating Partnership obtained a commitment for a $30.0 million of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax exempt revenue bond and a commitment for a $3.9 million variable rate loan at LIBOR plus 1.18%, maturing in December 2026 in connection with Hidden-Valley Parker Ranch Apartments, a 324-unit apartment community under development, in Simi Valley, California. The Operating Partnership has a 75% controlling ownership interest in this development. As of December 31, 2002, the Operating Partnership has an outstanding liability in the approximate amount of $600,000 on this indebtedness.

On December 17, 2002, the Operating Partnership obtained four non-recourse mortgages totaling $62 million on four previously unencumbered properties, with a weighted average interest rate of 5.64%, maturing in January 2013. The proceeds from these mortgages were used to fund the acquisition of the real estate portfolio of John M. Sachs, Inc. as discussed earlier.

On December 27, 2002, an equity method investment of the Operating Partnership obtained a second non-recourse mortgage on Highridge Apartments, a 255-unit apartment community located in Rancho Palos Verdes, California. This new loan in the amount of $8.1 million has a 4.25% fixed interest rate and matures in June 2007 concurrent with the existing first non-recourse mortgage on the property. Highridge Apartments is owned by five partnerships in which Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Operating Partnership ("EMC"), is a 1% general partner and the Operating Partnership holds a 1% special limited partnership interest.

On December 27, 2002, the Operating Partnership repaid a non-recourse mortgage that matured in the amount of $8.3 million, with an interest rate of 8.78%.

On January 15, 2003, the Operating Partnership repaid a non-recourse mortgage that matured in the amount of $18.8 million, with an interest rate of 7.6%.

Equity Transactions

In connection with the Company's 1994 initial public offering, the Company provided a one-time grant of options to Marcus & Millichap ("MM") to purchase 220,000 shares of common stock at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of MM, provides real estate transaction, trend and other information to the Operating Partnership for a period of ten years. In February 2002, MM exercised and sold the shares underlying this one-time grant. This option was exercised in a "cashless" transaction, whereby MM was issued 129,302 shares of Company common stock based on the current market price of the Company's common stock of $47.30 at the time of exercise.

In May 2001, the Company's Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50 million, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex expects to use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. This program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, March 2002 and July 2002 the Operating Partnership acquired 100,700, 10,500 and 400,000 shares of the Company's outstanding Common Stock, respectively. The weighted average exercise price paid for these repurchase was approximately $48.00 per share. Pursuant to these acquisitions, since May 2001 and through December 2002, the Operating Partnership has purchased approximately $24.5 million of the $50 million aggregate amount authorized for repurchase by the Board of Directors. The amount paid for the shares is reflected as a reduction of the general partner's equity in the Operating Partnership's consolidated balance sheets.

Notes and Other Receivables

In July 2000 the Operating Partnership acquired the Kelvin Avenue development parcel in Irvine, California. As a condition to the acquisition, an affiliate of the Operating Partnership acquired a vacant 110,000 square foot office building located adjacent to the development site for a contract price of $14.6 million. In August 2000 the Operating Partnership's affiliate sold the office building to a third party local developer for $15 million. The Operating Partnership loaned the buyer $15 million as a secured first mortgage on the property at 9.3% per annum. In addition, after the buyer expended $500,000 for items such as tenant improvements, leasing commissions, and carry costs, the Operating Partnership would lend an additional $4.5 million to the buyer for these related items. This mezzanine loan accrues interest at 15.0% and has participation features. The loan matured in May 2002, at which time it was restructured to mature in March 2003. The current balance of the mezzanine loan is approximately $3.8 million, of which $1.7 million is guaranteed by the principal shareholder. The Operating Partnership has evaluated the realization potential of the first and mezzanine loan and effective June 2002, ceased accruing interest income on these notes until it is clearer as to the cash flow that the office building will generate upon lease up.

Private Equity Fund

Acquisition Activities of the Fund

During 2002, the Essex Apartment Value Fund, L.P. (the "Fund") purchased three multifamily properties consisting of 446 units with an aggregate purchase price of approximately $59.4 million. These investments were primarily funded by the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties or proceeds from the Fund's line of credit. All of these properties are located in Southern California.

Multifamily properties acquired in 2002 are as follows:

                                                                 Purchase
                                                                  Price
        Property Name              Location          Units    ($ in millions)
----------------------------- ------------------- --------  -------------
Southern California
  The Arboretum at Lake Forest  Lake Forest, CA         225  $        31.8
  Ocean Villa                   Oxnard, CA              119           13.3
  Villas at Carlsbad            Carlsbad, CA            102           14.3
                                                    --------  -------------
Total                                                   446  $        59.4
                                                    ========  =============

In addition, the Fund acquired a parcel of land in Santa Clara, California for a purchase price of approximately $15.0 million. The Fund plans to develop River Terrace, a 250-unit luxury apartment community on the site. In connection with this transaction, the Fund obtained a $10.5 million fixed rate non-recourse secured mortgage from the seller, bearing interest at 8% and maturing in January 2004.

Disposition Activities of the Fund

On May 9, 2002, the Fund sold Marbrisas Apartments, a 500-unit apartment community located in Chula Vista, California, to an unrelated third party for an approximate contract price of $69.0 million. In connection with this transaction, the buyer assumed a non-recourse secured mortgage of approximately $40.0 million with a 7.988% fixed interest rate, which matures in July 2005. The Fund purchased the property in August 2001 for $62.0 million and the net proceeds from the sale were distributed to the Fund investors. The Operating Partnership's equity in income from the gain on the sale of the real estate is $1.1 million and is presented as interest and other income in the accompanying consolidated statement of operations. In addition, at the inception of the Fund the Operating Partnership incurred approximately $7.2 million in placement fees and professional fees related to the syndication of the Fund. The Operating Partnership will write off a portion of these costs upon the sale of Fund assets as a reduction to its equity in income from the Fund's gain on the sale of real estate. On the sale of Marbrisas Apartments, the Operating Partnership wrote off approximately $900,000 of these costs. The Operating Partnership is eligible to receive incentive payments to the extent the Fund exceeds certain financial return benchmarks, including a 10% compounded annual return on the limited partners' total capital contributions. The Operating Partnership has not received any incentive payments to date.

Debt Transactions of the Fund

In June 2002, the Fund amended and restated its existing $75 million secured revolving subscription facility. The renewed facility was increased to $125 million and bears interest at LIBOR plus 0.875%. As of December 31, 2002, the line had an outstanding balance of $86.4 million, with an interest rate of approximately 2.4%. The credit line matures in December 2003.

Development Communities of the Fund

During 2002, the Fund announced one new development community located in Santa Clara, California. At December 31, 2002 the Fund had three development communities with an aggregate of 612 multifamily units and an estimated total cost of $122.3 million of which $85.6 million remains to be expended and approximately $18.3 million is expected to be funded by the Operating Partnership.

Offices and Employees

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Seattle, Washington, Portland, Oregon, Woodland Hills, California and Tustin, California. As of December 31, 2002, the Operating Partnership had approximately 733 employees.

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

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than the Operating Partnership alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Although the Operating Partnership has not been sued for mold related matters, it has received claim letters for such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to manage the existence of mold in our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

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

Except with respect to three Properties, the Operating Partnership has no indemnification agreements from third parties for potential environmental clean- up costs at its Properties. The Operating Partnership has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the properties formerly owned by the Operating Partnership. No assurance can be given that existing environmental studies with respect to any of the Properties reveal all environmental liabilities, that any prior owner or operator of a Property did not create any material environmental condition not known to the Operating Partnership, or that a material environmental condition does not otherwise exist as to any one or more of the Properties. The Operating Partnership has limited insurance coverage for the types of environmental liabilities described above.

Insurance

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. Substantially all of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained earthquake insurance for all the Properties. Most of the Properties are included in an earthquake insurance program that is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self- insured retention amount and a 5% deductible. In the future, the Operating Partnership may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Operating Partnership, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on most of the Operating Partnership's Properties, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to deductibles, co- payments and losses in excess of applicable insurance, if any.

Although the Operating Partnership carries certain insurance for non- earthquake damages to its properties and liability insurance, the Operating Partnership may still incur losses due to uninsured risks, deductibles, co- payments or losses in excess of applicable insurance coverage.

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

The Operating Partnership also experiences competition when attempting to acquire properties that meet its investment criteria. Such competing buyers include domestic and foreign financial institutions, other REITs, life insurance companies, pension funds, trust funds, partnerships and individual investors.

Working Capital

The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on its lines of credit. The Operating Partnership believes that its future net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership has credit facilities in the committed amount of approximately $195,000,000. At December 31, 2002 the Operating Partnership had an outstanding balance of $126,500,000 under these facilities.

Risk Factors

Our operations involve various risks that could have adverse consequences to us. These risks include, among others, the following:

Debt Financing

At December 31, 2002, we had approximately $804,063,000 of indebtedness (including $185,920,000 of variable rate indebtedness, of which $59,420,000 is capped at interest rates ranging from 7.1% to 7.3%).

We are subject to the risks normally associated with debt financing, including the following:

  cash flow may not be sufficient to meet required payments of principal and interest;

  inability to refinance existing indebtedness on encumbered properties; and

  the terms of any refinancing may not be as favorable as the terms of existing indebtedness.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2002, we had an aggregate of approximately $804,063,000 of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. We do not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings.

At December 31, 2002, these mortgages and lines of credit borrowings had the following scheduled maturity dates:

2003--$55.6 million (includes lines of credit balance of $30 million as of December 31, 2002);

2004--$104.6 million (includes lines of credit balance of $96.5 million as of December 31, 2002);

2005--$41.1 million;

2006--$20.5 million;

2007--$63.2 million;

2008 and thereafter--$519.1 million.

We may not be able to refinance such mortgage indebtedness or lines of credit. The properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could mean a loss to us of income and asset value. Alternatively, we may be required to refinance the debt at higher interest rates. If we are unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on our financial condition and results of operations.

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which we own, manage and develop properties, some of which are concentrated in high-tech sectors, have been and continue to be in a recession. The impact of such recession on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

Our property type and diverse geographic locations provide some degree of risk moderation but we are not immune to a prolonged down cycle in the real estate markets in which we operate. Although we believe we are well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and the market value of our shares. Prolonged recession could also affect our ability to obtain financing at acceptable rates on interest and to access funds from the disposition of properties at acceptable prices.

Risk of Rising Interest Rates

At December 31, 2002, we had approximately $59,420,000 of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax-exempt revenue bonds (which matures at various dates from 2020 through 2026), and $126,500,000 of variable rate indebtedness under our lines of credit bearing interest at 1.10% over LIBOR. The long-term variable rate indebtedness of approximately $59,420,000 is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates. The remaining $126,500,000 of long-term variable rate indebtedness is not subject to any interest rate protection agreement, and consequently, an increase in interest rates may have an adverse effect on net income and results of operations of the Operating Partnership.

Current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense in our variable rate indebtedness. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

Risk of Losses on Interest Rate Hedging Arrangements

We have, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to us when interest rates decline. There can be no assurance that any such hedging arrangements can be refinanced or that we will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on our investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with large financial institutions.

Acquisition Activities: Risks that Acquisitions Will Fail to Meet Expectations

We intend to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. In addition, we expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or additional equity by us. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of our existing stockholders. If new acquisitions are financed under existing lines of credit, there is a risk that, unless substitute financing is obtained, further availability under the lines of credit for new development may not be available or may be available only on disadvantageous terms.

Also, we may not be able to refinance its existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. For further information regarding these risks, pleas see "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

On December 17, 2002, we completed the acquisition of John M. Sachs, Inc., a real estate company pursuant to which we acquired a real estate portfolio, consisting primarily of apartment communities located in San Diego County, California. The assets in this transaction were valued at approximately $301 million. This is our largest real estate portfolio acquisition to date. The integration of these properties into our company will place a burden on our management team and infrastructure. These properties may not perform as expected. In addition, as this transaction was structured as a merger, there is the risk that we assumed unknown liabilities, which might adversely affect our results of operations.

Risks that Development Activities Will Be Delayed, not Completed, and/or Fail to Achieve Expected Results

We pursue multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, the receipt of which cannot be assured. Our development activities generally entail certain risks, including the following:

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

These risks may reduce the funds available for distribution to our stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

The Geographic Concentration of the Properties and Fluctuations in Local Markets May Adversely Impact Income

Significant amounts of rental revenues for the year ended December 31, 2002, were derived from properties concentrated in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As of December 31, 2002, of our 112 ownership interests in multifamily residential properties, 83 are located in California. As a result of this geographic concentration, if a local property market performs poorly, the income from the properties in that market could decrease. As a result of such a decrease in income, we may be unable to pay expected dividends to our stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the properties and their underlying values. The financial results of major local employers may also impact the cash flow and value of certain of the properties. Economic downturns in the local markets in which we own properties could have a negative impact on the financial condition and results from operations.

Competition in the Multifamily Residential Market May Adversely Affect Operations and the Rental Demand For Our Properties

There are numerous housing alternatives that compete with the multifamily properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the properties are located. The properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on our financial condition and results of operations.

We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

Debt Financing on Properties May Result in Insufficient Cash Flow

Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make. There is a risk that the cash flow from the properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended (the "Code"). We may obtain additional debt financing in the future, through mortgages on some or all of the properties. These mortgages may be recourse, non-recourse, or cross- collateralized. As of December 31, 2002, the Operating Partnership had 54 properties encumbered by debt. Of the 54 properties, 35 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 19 properties, five cross-collateralized mortgages are secured by eight properties, three properties, three properties, three properties and two properties, respectively. The holders of this indebtedness will have a claim against these properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This may, in turn, accelerate other indebtedness secured by properties. Foreclosure of properties would reduce our income and asset value.

Dividend Requirements as a Result Of Preferred Stock May Lead to a Possible Inability to Sustain Dividends

In 1998 and 1999, the Operating Partnership issued $210 million in aggregate of Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), Series C Cumulative Redeemable Preferred Units, (the "Series C Preferred Units"), Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") and Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units"). The Series B Preferred Units, the Series C Preferred Units, the Series D Preferred Units and the Series E Preferred Units are collectively referred to as the "Preferred Units".

The terms of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, no distributions may be authorized, declared or paid on the common stock unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock may impair our ability to pay dividends on our common stock.

If we wish to issue any common stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. Our ability to pay dividends will depend largely upon the performance of the properties and other properties that may be acquired in the future.

Our ability to pay dividends on our stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, we may not make a distribution on stock if, after giving effect to such distribution, either:

  we would not be able to pay its indebtedness as it becomes due in the usual course of business; or

  our total assets would be less than its total liabilities.

If we cannot pay dividends on our stock, our status as a real estate investment trust may be jeopardized.

Registration and Resale of Shares Pursuant to our Pending Registration Statement May Have an Adverse Effect on the Market Price of the Shares

Pursuant to the acquisition of John M. Sachs, Inc., a real estate company, in December 2002, we issued 2,719,875 shares of common stock, as partial consideration for the acquisition, to the trusts that were the shareholders of that company. In connection with the acquisition, the Company entered into a registration rights agreement with these trusts, pursuant to which in January 2003 we filed a Registration Statement in order to enable their resale of these shares of common stock. In this Registration Statement, we are also registering, pursuant to certain registration rights, shares of common stock, which are issuable upon exchange of limited partnership interests in the Operating Partnership. These limited partnership interests are held by senior members of our management, certain members of our Board of Directors and certain outside investors, or the Operating Partnership holders, and comprise approximately 10% of the limited partnership interests of the Operating Partnership as of December 31, 2002. In addition, the Operating Partnership has invested in certain real estate partnerships. In this Registration Statement, we are also registering, pursuant to certain registration rights, shares of common stock, which are issuable upon redemption of all of the limited partnership interests on such real estate partnerships. The registration and resale of the shares of common stock pursuant to the registration statement may have an adverse effect of the market price of our shares.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George M. Marcus, owns interests in various other real estate-related business and investments. He is the Chairman of The Marcus & Millichap Company, or MM, which is the holding company for real estate brokerage and services companies. MM has an interest in Pacific Property Company, a company that invests in West Coast multifamily residential properties. In 1999 we sold an office building which Essex previously occupied to MM.

Mr. Marcus has agreed not to divulge any information that may be received by him in this capacity as Chairman of Essex to any of affiliated companies and that he will absent himself from any and all discussions by the Essex Board of Directors regarding any proposed acquisition and/or development of a multifamily property where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and affiliated entities may potentially compete with the Operating Partnership in acquiring and/or developing multifamily properties, which competition may be detrimental to the Operating Partnership. In addition, due to such potential competition for real estate investments, Mr. Marcus and affiliated entities may have a conflict of interest with the Operating Partnership, which may be detrimental to the interests of the Company's shareholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental to Holders of Common Stock

As of December 31, 2002, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,742,349 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.5% of the outstanding shares of common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions with us, our directors and executive officers, including Messrs. Marcus and Millichap, have substantial influence on us. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

Pursuant to our acquisition of John M. Sachs, Inc. in December 2002, we issued, as partial consideration for the acquisition, 2,719,875 shares of its common stock to the trusts that were the shareholders of that company. As a result of this issuance, these trusts own, as of December 31, 2002, in aggregate, approximately 13% of our outstanding common stock. The trusts have common trustees, and pursuant to their ownership interest in the Company, these trusts may have influence over us. Such influence could result in decisions that do not reflect the interest of all our stockholders.

The Voting Rights of Preferred Stock May Allow Holders of Preferred Stock to Impede Actions that Otherwise Benefit Holders of Common Stock

In general, the holders of the preferred stock into which our Preferred Units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on our Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

In addition, while any shares of preferred stock (into which the preferred units are exchangeable) are outstanding, we:

  may not authorize or create any class of series of stock that ranks senior to this preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of our business;
  amend, alter or repeal the provisions of our Charter or Bylaws, that would materially and adversely affect these rights without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock (as applicable), each voting separately as a single class;
  merge or consolidate with another entity; or
  transfer substantially all of its assets to any corporation or other entity, without the affirmative vote of the holders of at least two-thirds of each series of preferred stock, each voting separately as a class, unless the transaction meets certain criteria.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of our common stock.

Exemption of George M. Marcus from the Maryland Business Combination Law May Allow Certain Transactions Between us and George M. Marcus to Proceed Without Compliance with Such Law

The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested stockholders" unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.

The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

  80% of the votes entitled to be cast by holders of outstanding voting shares; and

  66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

However, as permitted by the statute, the Board of Directors irrevocably has elected to exempt any business combination by us, George M. Marcus, William A. Millichap, who are the chairman and a director of Essex, respectively, and MM or any entity owned or controlled by Messrs. Marcus and Millichap and MM. Consequently, the super-majority vote requirement described above will not apply to any business combination between us and Mr. Marcus, Mr. Millichap, or MM. As a result, we may in the future enter into business combinations with Messrs. Marcus and Millichap and MM, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-Takeover Provisions Contained in the Operating Partnership Agreement, Charter, Bylaws, and Certain Provisions of Maryland Law Could Delay, Defer or Prevent a Change in Control

While we are the sole general partner of the Operating Partnership, and generally have full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's partnership agreement place limitations on our ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of our stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, we cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on our ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of our stockholders. In addition, as of December 31, 2002, two individuals together held more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

Our Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock. Although we have no intention to issue any additional shares of preferred stock at the present time, we may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for our stock or otherwise be in the best interests of the holders of common stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

Our Charter, as well as its stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of our stockholders. Our stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of us without offering a fair price to all of our stockholders. Also, the Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although we presently have no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% percent in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt us from the control share provisions of the Maryland General Corporations Law, the provisions of the Bylaws may be amended or eliminated by the Board of Directors at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of our stockholders.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2002, we had approximately $59.4 million of variable rate tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments, Camarillo Oaks Apartments and Parker Ranch Apartments and $16.2 million of fixed rate tax- exempt financing related to Meadowood Apartments. This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If Essex does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax- exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

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

  the general economic climate;

  local economic conditions in which the properties are located, such as oversupply of space or a reduction in demand for rental space;

  the attractiveness of the properties to tenants;

  competition from other available space;

  Essex's ability to provide for adequate maintenance and insurance; and

  increased operating expenses.

Also, as leases on the properties expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values may also be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio promptly in response to changes in economic or other conditions may be quite limited.

The Operating Partnership's Joint Ventures and Joint Ownership of Properties and Partial Interests in Corporations and Limited Partnerships Could Limit the Operating Partnership's Ability to Control Such Properties and Partial Interests

Instead of purchasing properties directly, we have invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence of any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, we could become liable for such partner's share of joint venture liabilities.

From time to time, we, through the Operating Partnership, invest in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing or managing real property. In certain circumstances, the Operating Partnership's interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership's ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership's objectives. In addition, the Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. In addition, we have and in the future may enter into transactions that could require us to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within our control, occur. Although we plan to hold the contributed assets or defer recognition of gain on their sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

Dedicated Investment Activities and Other Factors Specifically Related to Essex Apartment Value Fund, L.P.

We have recently organized an investment fund, Essex Apartment Value Fund, L.P., or the Fund, which will be, subject to specific exceptions, Essex's exclusive investment vehicle for new investment until at least 90% of the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. We are committed to invest 21.4% of the aggregate capital committed to the Fund. This Fund involves risks to Essex such as the following: Essex's partners in the Fund might become bankrupt (in which event Essex might become generally liable for the liabilities of the Fund), have economic or business interests or goals that are inconsistent with our business interests or goals, fail to fund capital commitments as contractually required, or fail to approve decisions regarding the Fund that are in our best interest. We will, however, generally seek to maintain sufficient influence over the Fund to permit it to achieve its business objectives.

Investments In Mortgages And Other Real Estate Securities

We may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders. We may purchase securities issued by entities, which own real estate and may also invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

  that the value of mortgaged property may be less than the amounts owed;

  that interest rates payable on the mortgages may be lower than our cost of funds; and

  in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and our ability to make expected dividends to stockholders could be adversely affected.

Possible Environmental Liabilities

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. We carry certain insurance coverage for this type of environmental risk. We have conducted environmental studies which revealed the presence of groundwater contamination at certain properties; such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. In general, in connection with the ownership, operation, financing, management and development of real properties, we may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. We may also be subject to governmental fines and costs related to injuries to persons and property.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than us alleging personal injury and property damage caused by the presence of mold in residential real estate. Mold related claims are often excluded from standard insurance policies. Should an uninsured mold related claim arise against us, we could be required to use our own funds to resolve the claim and to make any needed cleanups to the involved property.

California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although we have sought to comply with Proposition 65 requirements, there can be no assurance that we will not be adversely affected by litigation relating to Proposition 65.

We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties.

General Uninsured Losses

We carry comprehensive liability, fire, extended coverage and rental loss insurance for each of the properties. There are, however, certain types of extraordinary losses for which we do not have insurance. Certain of the properties are located in areas that are subject to earthquake activity. We have obtained certain limited earthquake insurance coverage. We may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses, or losses in excess of applicable coverage.

Changes In Real Estate Tax And Other Laws

Generally we do not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders. In addition, recent proposed changes to the tax law to eliminate most taxes on stock dividends may adversely affect us and other REITs by reducing the demand for REIT stocks generally.

Changes In Financing Policy; No Limitation On Debt

We have adopted a policy of maintaining a debt-to-total-market- capitalization ratio of less than 50%. The calculation of debt-to-total-market- capitalization is as follows: total property indebtedness divided by the sum of total property indebtedness plus total equity market capitalization.

As used in the above formula, total market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to- total-market-capitalization ratio was approximately 36.4% as of December 31, 2002.

Our organizational documents and the organizational documents of the Operating Partnership do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors could change current policies and the policies of the Operating Partnership regarding indebtedness. If these policies were changed, we and the Operating Partnership could incur more debt, resulting in an increased risk of default on our obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect the financial condition and results of operations of Essex. Such increased debt could exceed the underlying value of the properties.

Failure To Qualify As A REIT

We have elected to be taxed as a REIT under the Internal Revenue Code. However, we cannot assure you that we have qualified as a REIT or that we will continue to so qualify in the future. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may apply to us, potentially with retroactive effect, and adversely affect of ability to qualify as a REIT. We may receive significant non-qualifying income or acquire non-qualifying assets, which as a result, may cause us to approach the income and assets test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

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

The Operating Partnership primarily invests in multifamily properties in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders. In connection with the Sachs' portfolio acquisition in December 2002, the Operating Partnership did acquire properties in Nevada and Texas.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

The Operating Partnership's property portfolio (including partial ownership interests) consists of ownership interests in 112 multifamily properties (comprising 23,699 apartment units), of which 13,654 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,023 units are located in Northern California (the San Francisco Bay Area), 5,444 of which are located in the Pacific Northwest (4,073 units in the Seattle metropolitan area and 1,371 units in the Portland, Oregon metropolitan area), and 578 are located in other areas (302 units in Houston, Texas and 276 units in Hemet, California). In addition, the Operating Partnership owns other real estate assets consisting of five recreational vehicle parks (comprising 1,717 spaces), four office buildings (totaling approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites). One of the office buildings located in Northern California (Palo Alto) has approximately 17,400 square feet and houses the Operating Partnership's headquarters and another office building located in Southern California (Woodland Hills) has approximately 38,940 square feet, of which the Operating Partnership currently occupies approximately 6,800 square feet. The Woodland Hills office building has ten third party tenants occupying approximately 27,300 feet. The Operating Partnership along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,518 units in six multifamily communities; three of which are in Northern California and three in Southern California. See page 7 for a list of our properties under development.

The Operating Partnership's multifamily Properties accounted for in excess of 94% of the Operating Partnership's revenues for the year ended December 31, 2002.

Occupancy Rates

The 112 multifamily residential properties had an average occupancy, based on "financial occupancy," during the year ended December 31, 2002, of approximately 95%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on financial occupancy, which is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2002, the headquarters building was 100% occupied by the Operating Partnership and the Southern California office building was 88% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on "physical occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "physical occupancy" which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2002, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties

The Operating Partnership's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 212 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including, covered parking, wood-burning fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

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

Office Buildings

The Operating Partnership's corporate headquarters is located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997. The Operating Partnership also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,940 square feet building, of which the Operating Partnership currently occupies approximately 8,600 square feet. The building has ten third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet. The Operating Partnership acquired this property in 2001. The Operating Partnership also has two small office buildings comprising approximately 7,200 square feet and located in San Diego, California.

Recreational Vehicle Parks

The Operating Partnership owns five recreational vehicle parks, acquired in the Sachs' merger, (comprising of 1,717 spaces) located in El Cajon, California, Hemet, California and Las Vegas Nevada.

Manufactured Housing Communities

The Operating Partnership owns manufactured housing communities, acquired in the Sachs' merger, (containing 607 sites) located in Vista, California and Las Vegas, Nevada.

The following tables describe the Operating Partnership's Properties as of December 31, 2002. The first table describes the Operating Partnership's multifamily residential properties and the second table describes the Operating Partnership's other real estate assets.

                                                                          Rentable
                                                                           Square      Year      Year
Multifamily Residential Properties (1)         Location          Units     Footage     Built   Acquired  Occupancy(2)
---------------------------------------  --------------------- --------- ----------- --------- --------- ------------
Southern California
Alpine Country.........................  Alpine, CA                 108      81,900    1986      2002        92%
Alpine Village.........................  Alpine, CA                 306     254,424    1971      2002        96%
Barkley Apartments(3)(4)...............  Anaheim, CA                161     139,835    1984      2000        95%
Vista Pointe(5)........................  Anaheim, CA                286     242,410    1968      1985        94%
Bonita Cedars..........................  Bonita, CA                 120     120,824    1983      2002        83%
Villas at Carlsbad(6)..................  Carlsbad, CA               102      72,960    1985      2002        90%
Camarillo Oaks(7)......................  Camarillo, CA              564     459,072    1985      1996        95%
Cambridge..............................  Chula Vista, CA             40      22,140    1965      2002        88%
Woodlawn Colonial......................  Chula Vista, CA            159     104,583    1974      2002        93%
Mesa Village...........................  Clairemont, CA             133      43,696    1963      2002        92%
Valley Park(8).........................  Fountain Valley, CA        160     169,788    1969      2001        94%
Casa Tierra............................  El Cajon, CA                40      28,730    1972      2002       100%
Coral Gardens..........................  El Cajon, CA               200     182,000    1976      2002        94%
Tierra del Sol/Norte...................  El Cajon, CA               156     117,000    1969      2002        96%
Grand Regency..........................  Escondido, CA               60      42,432    1967      2002        93%
Capri at Sunny Hills(8)................  Fullerton, CA              100     128,100    1961      2001        96%
Wilshire Promenade(9)..................  Fullerton, CA              149     128,130    1992      1997        94%
Montejo(8).............................  Garden Grove, CA           124     103,280    1974      2001        96%
Hampton Court (Columbus)(7)............  Glendale, CA                83      71,573    1974(10)  1999        94%
Hampton Place (Loraine)(7).............  Glendale, CA               132     141,591    1970(11)  1999        93%
Huntington Breakers(7).................  Huntington Beach, CA       342     241,763    1984      1997        93%
Hillsborough Park......................  La Habra, CA               235     215,510    1999      1999        96%
Rosebeach(6)...........................  La Mirada, CA              174     172,202    1970      2000        98%
Arboretum at Lake Forest(6)............  Lake Forest, CA            225     215,319    1970      2002        95%
Trabuco Villas.........................  Lake Forest, CA            132     131,032    1985      1997        96%
Marbrisa...............................  Long Beach, CA             202     122,870    1987      2002        99%
Pathways...............................  Long Beach, CA             296     197,720    1975      1991        96%
Bunker Hill(7).........................  Los Angeles, CA            456     346,672    1968      1998        94%
City Heights(5)........................  Los Angeles, CA            687     424,170    1968      2000        94%
Cochran Apartments.....................  Los Angeles, CA             58      51,468    1989      1998        96%
Kings Road.............................  Los Angeles, CA            196     132,112    1979      1997        95%
Park Place.............................  Los Angeles, CA             60      48,000    1988      1997        96%
Windsor Court..........................  Los Angeles, CA             58      46,600    1988      1997        96%
Mirabella..............................  Marina Del Rey, CA         188     176,860    2000      2000        93%
Mira Woods Villa.......................  Mira Mesa, CA              355     262,630    1962      2002        92%
Hillcrest Park (Mirabella).............  Newbury Park, CA           608     521,968    1973(12)  1998        94%
Coronado at Newport North(13)..........  Newport Beach, CA          732     459,677    1968(14)  1999        94%
Coronado at Newport South(13)..........  Newport Beach, CA          715     498,716    1968      1999        95%
Fairways(7)(15)........................  Newport Beach, CA           74     107,160    1972      1999        96%
Country Villas.........................  Oceanside, CA              180     179,764    1976      2002        92%
Foxborough (Woodland Apartments)(6)....  Orange, CA                  90     108,000    1969(16)  2000        93%
Mariners Place.........................  Oxnard, CA                 105      77,254    1987      2000        99%
Ocean Villas(6)........................  Oxnard, CA                 119     108,900    1974      2002        97%
Tierra Vista(17).......................  Oxnard, CA                 404     387,144    2001      2001        93%
Monterey Villas (Village Apartments)...  Oxnard, CA                 122     122,120    1974(18)  1997        91%(19)
Monterra del Mar (Windsor Terrace).....  Pasadena, CA               123      74,475    1972(20)  1999        97%
Monterra del Rey (Glenbrook)...........  Pasadena, CA                84      73,101    1972(21)  1999        96%
Monterra del Sol (Euclid)..............  Pasadena, CA                85      69,295    1972(22)  1999        97%
Villa Angelina(8)......................  Placentia, CA              256     217,600    1970      2001        96%
Crest, The(6)..........................  Pomona, CA                 501     498,036    1986      2000        94%

                                                                          Rentable
                                                                           Square      Year      Year
Multifamily Residential Properties (1)         Location          Units     Footage     Built   Acquired  Occupancy(2)
---------------------------------------  --------------------- --------- ----------- --------- --------- ------------
Southern California(continued)
Highridge(8)...........................  Rancho Palos Verdes, CA    255     290,250    1972      1997        93%
Bluffs II, The(23).....................  San Diego, CA              224     126,744    1974      1997        96%
Emerald Palms..........................  San Diego, CA              152     133,000    1986      2002        99%
Summit Park............................  San Diego, CA              300     229,400    1972      2002        88%
Vista Capri - East.....................  San Diego, CA               26      16,890    1967      2002        96%
Vista Capri - North....................  San Diego, CA              106      51,840    1975      2002        93%
Hearthstone(8).........................  Santa Ana, CA              140     154,820    1970      2001        93%
Treehouse(8)...........................  Santa Ana, CA              164     135,762    1970      2001        94%
Carlton Heights........................  Santee, CA                  70      48,440    1979      2002        97%
Meadowood(7)...........................  Simi Valley, CA            320     264,568    1986      1996        95%
Shadow Point...........................  Spring Valley, CA          172     131,260    1983      2002        85%
El Encanto(6)..........................  Tustin, CA                 116      92,760    1969      2000        96%
The Lofts at Pinehurst (Villa Scandia).  Ventura, CA                118      71,160    1971(24)  1997        82%(19)
Avondale at Warner Center..............  Woodland Hills, CA         446     331,072    1970      1999        94%
                                                               --------- -----------                     ------------
                                                                 13,654  11,020,572                          94%

Northern California
Brookside Oaks (8).....................  Cupertino, CA              170     119,980    1973      2000        98%
The Point at Cupertino (Westwood)(17)..  Cupertino, CA              116     135,288    1963(25)  1998        97%
Stevenson Place........................  Fremont, CA                200     146,296    1971(26)  1983        95%
Treetops (7)...........................  Fremont, CA                172     131,270    1978      1996        95%
Wimbledon Woods........................  Hayward, CA                560     462,400    1975      1998        93%
Summerhill Commons.....................  Newark, CA                 184     139,012    1987      1987        93%
Le Parc Luxury Apartments (Plumtree)...  Santa Clara, CA            140     113,260    1975(27)  1994        96%(19)
Marina Cove (28).......................  Santa Clara, CA            292     250,294    1974      1994        98%
Mt. Sutro Terrace (7)..................  San Francisco, CA           99      64,095    1973      1999        97%
The Carlyle (7)........................  San Jose, CA               132     129,216    2000      2000        97%
Waterford Place........................  San Jose, CA               238     219,642    2000      2000        99%
Bel Air (7)............................  San Ramon, CA              462     391,136    1988(29)  1995        96%
Eastridge..............................  San Ramon, CA              188     174,104    1988      1996        96%
Foothill Gardens.......................  San Ramon, CA              132     155,100    1985      1997        97%
Twin Creeks............................  San Ramon, CA               44      51,700    1985      1997        97%
Bristol Commons (7)....................  Sunnyvale, CA              188     142,668    1989      1995        96%
Oak Pointe.............................  Sunnyvale, CA              390     294,180    1973      1988        96%
Summerhill Park........................  Sunnyvale, CA              100      78,584    1988      1988        97%
Windsor Ridge..........................  Sunnyvale, CA              216     161,892    1989      1989        96%
                                                               --------- -----------                     ------------
                                                                  4,023   3,360,117                          96%

Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge..........................  Bellevue, WA               180     144,036    1987      1994        92%
Foothill Commons (7)...................  Bellevue, WA               360     288,317    1978      1990        93%
The Palisades (7)......................  Bellevue, WA               192     159,792    1977      1990        94%
Sammamish View.........................  Bellevue, WA               153     133,590    1986      1994        96%
Woodland Commons (7)...................  Bellevue, WA               236     172,316    1978      1990        93%
Inglenook Court........................  Bothell, WA                224     183,624    1985      1994        94%
Salmon Run at Perry Creek..............  Bothell, WA                132     117,125    2000      2000        94%
Stonehedge Village (7).................  Bothell, WA                196     214,872    1986      1997        92%
Park Hill at Issaquah (30).............  Issaquah, WA               245     277,778    1999      1999        87%
Wandering Creek........................  Kent, WA                   156     124,366    1986      1995        95%
Bridle Trails (7)......................  Kirkland, WA                92      73,448    1986      1997        91%
Evergreen Heights......................  Kirkland, WA               200     188,340    1990      1997        93%
Laurels at Mill Creek..................  Mill Creek, WA             164     134,360    1981      1996        91%
Anchor Village (8).....................  Mukilteo, WA               301     245,928    1981      1997        92%
Castle Creek...........................  Newcastle, WA              216     191,935    1997      1997        92%
Brighton Ridge.........................  Renton, WA                 264     201,300    1986      1996        91%
Fountain Court (7).....................  Seattle, WA                320     207,037    2000      2000        92%
Linden Square..........................  Seattle, WA                183     142,271    1994      2000        92%
Maple Leaf (7).........................  Seattle, WA                 48      35,584    1986      1997        95%
Spring Lake (7)........................  Seattle, WA                 69      42,325    1986      1997        92%
Wharfside Pointe.......................  Seattle, WA                142     119,290    1990      1994        95%
Portland, Oregon Metropolitan Area
Andover Park (6).......................  Beaverton, OR              240     227,804    1992      2001        93%
Jackson School Village (7).............  Hillsboro, OR              200     196,896    1996      1996        93%
Landmark...............................  Hillsboro, OR              285     282,934    1990      1996        95%
Hunt Club (6)..........................  Lake Oswego, OR            256     198,056    1985      2000        96%
Meadows at Cascade Park................  Vancouver, WA              198     199,377    1989      1997        94%
Village at Cascade Park................  Vancouver, WA              192     178,144    1989      1997        94%
                                                               --------- -----------                     ------------
                                                                  5,444   4,680,845                          93%
Other areas
Devonshire.............................  Hemet, CA                  276     207,220    1988      2002        91%
St. Cloud..............................  Houston, TX                302     306,869    1968      2002        89%
                                                               --------- -----------                     ------------
                                                                    578     514,089                          90%
                                                               --------- -----------                     ------------
        Total/Weighted Average                                   23,699  19,575,623                          95%
                                                               ========= ===========                     ============

                                                                 Rentable
                                                                  Square     Year      Year
Other real estate assets (1)         Location          Tenants    Footage    Built   Acquired  Occupancy(2)
------------------------------ --------------------- ----------- --------- --------- --------- -------------
Office Buildings
925 East Meadow Drive........  Palo Alto, CA              1        17,404  1988        1997        100%(31)
22110-22120 Clarendon Street.  Woodland Hills, CA        11        38,940  1982        2001         91%(32)
2399 Camino Del Rio South....  San Diego, CA              3         5,200  1978        2002        100%
3205 Moore Street............  San Diego, CA              3         2,000  1957        2002        100%
                                                     ----------- ---------                     -------------
    Total Office Buildings                               18        63,544                           95%
                                                     =========== =========                     =============
                                                        Units
Recreational Vehicle Parks                           -----------
Circle RV....................  El Cajon, CA           179 spaces           1977        2002         85%
Vacationer...................  El Cajon, CA           159 spaces           1973        2002         84%
Diamond Valley...............  Hemet, CA              224 spaces           1974        2002         53%
Golden Village...............  Hemet, CA            1,019 spaces           1972        2002         58%
Riviera RV...................  Las Vegas, NV          136 spaces           1969        2002         66%
                                                     -----------                               -------------
    Total Recreational Vehicle Parks                1,717 spaces                                    63%
                                                     ===========                               =============

Manufactured Housing Communities
Green Valley.................  Vista, CA               157 sites           1973        2002         85%
Riviera......................  Las Vegas, NV           450 sites           1969        2002         98%
                                                     -----------                               -------------
    Total Manufactured Housing Communities             607 sites                                    95%
                                                     ===========                               =============

(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.

(2) For multifamily residential properties, occupancy rates are based on financial occupancy for the year ended December 31, 2002; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2002. For an explanation of how financial occupancy and physical occupancy are calculated, see "Properties-Occupancy Rates" in this Item 2.

(3) The Operating Partnership has a 30% special limited partnership interest in this property, which own these multifamily properties. These investments were made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

(4) The property is subject to a ground lease, which, unless extended, will expire in 2082.

(5) The Operating Partnership owns the land of this property and has entered into a leasehold interest for which it receives a monthly payment for the 34-year term of the lease. The Operating Partnership may be required to sell its interest in the property anytime following the seventh anniversary of the date that the leasehold was created.

(6) The Operating Partnership has a 21.4% interest in this property, which is owned by the Fund.

(7) This Property is owned by a single asset limited partnership in which the Company has at least 99.0% limited partnership interest.

(8) The Operating Partnership holds a 1% special limited partner interest in the partnerships, which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

(9) The Operating Partnership purchased an additional 21 units adjacent to this property in 2002 for $3 million, which was built in 1991.

(10) The Operating Partnership completed an approximate $1.6 million redevelopment on this property in 2000.

(11) The Operating Partnership completed an approximate $2.3 million redevelopment on this property in 2000.

(12) The Operating Partnership completed an $11.0 million redevelopment on this property in 2001.

(13) The Operating Partnership has an approximate 49.9% ownership interest in this property.

(14) The Operating Partnership completed a $13.6 million redevelopment on this property in 2001.

(15) This property is subject to a ground lease, which, unless extended, will expire in 2027.

(16) The Fund completed a $1.7 million redevelopment on this property in 2001.

(17) The Operating Partnership has a 20.0% ownership this property.

(18) The Operating Partnership completed an approximate $3.2 million redevelopment on this property in 2002.

(19) Financial occupancy includes the impact of units that were not occupied due to redevelopment activity at this property.

(20) The Operating Partnership completed a $1.9 million redevelopment on this property in 2000.

(21) The Operating Partnership completed a $1.9 million redevelopment on this property in 2001.

(22) The Operating Partnership completed a $1.7 million redevelopment on this property in 2001.

(23) The Operating Partnership has an 85.0% controlling limited partnership interest in this property.

(24) The Operating Partnership completed an approximate $3.5 million redevelopment on this property in 2002.

(25) The Operating Partnership completed a $2.7 million redevelopment on this property in 2001.

(26) The Operating Partnership completed an approximately $4.5 million redevelopment on this property in 1998.

(27) The Operating Partnership completed an approximate $3.4 million redevelopment on this property in 2002.

(28) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(29) The Operating Partnership completed construction of 114 units of the property's 462 total units in 2000.

(30) The Operating Partnership has as approximate 45% limited partnership interest in this property.

(31) The Operating Partnership occupies 100% of this property.

(32) The Operating Partnership occupies 22% of this property.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Unregistered Sales of Securities

During the fourth quarter of 2002, there were no sales of unregistered securities.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 1998 through December 31, 2002.

                                                                                           Years Ended December 31,
                                                                           ----------------------------------------------------------
                                                                              2002        2001        2000        1999        1998
                                                                           ----------  ----------  ----------  ----------  ----------
                                                                               (Dollars in thousands, except per unit amounts)
OPERATING DATA:
Revenues
   Rental................................................................ $  171,909  $  175,894  $  161,097  $  135,476  $  117,701
   Other property income.................................................      5,356       5,493       4,790       3,136       2,622
   Interest and other income.............................................     22,857      22,152      10,969       5,618       3,217
                                                                           ----------  ----------  ----------  ----------  ----------
       Total revenues....................................................    200,122     203,539     176,856     144,230     123,540
                                                                           ----------  ----------  ----------  ----------  ----------
EXPENSES
   Property operating expenses, excluding depreciation and amortization..     52,454      52,277      46,091      41,119      37,340
   Depreciation and amortization.........................................     37,042      35,915      30,442      25,862      21,689
   Amortization of deferred financing costs..............................        605         657         639         566         718
   General and administrative............................................      6,291       7,498       6,062       4,263       3,765
   Other expenses........................................................         --          --          --          --         930
   Interest..............................................................     35,012      38,746      30,044      20,970      19,107
                                                                           ----------  ----------  ----------  ----------  ----------
       Total expenses....................................................    131,404     135,093     113,278      92,780      83,549
                                                                           ----------  ----------  ----------  ----------  ----------
   Income from continuing operations before gain on sale
     of real estate, minority interests, discontinued
     operations and extraordinary item...................................     68,718      68,446      63,578      51,450      39,991
   Gain on sales of real estate..........................................         --       3,788       4,022       9,524           9
   Minority interests....................................................       (135)       (196)       (372)       (549)       (462)
                                                                           ----------  ----------  ----------  ----------  ----------
   Income from continuing operations.....................................     68,583      72,038      67,228      60,425      39,538
   Discontinued operations:
     Operating income from real estate sold..............................        253         710         622         642         600
     Gain on sale of real estate.........................................      9,051          --          --          --          --
   Extraordinary item--loss on early extinguishment
     of debt.............................................................         --          --        (119)       (214)     (4,718)
                                                                           ----------  ----------  ----------  ----------  ----------
Net income............................................................... $   77,887  $   72,748  $   67,731  $   60,853  $   35,420
                                                                           ==========  ==========  ==========  ==========  ==========
Diluted income from continuing operations available to
  common units per unit...................................................$     2.39  $     2.56  $     2.35  $     2.35  $     1.63
                                                                           ==========  ==========  ==========  ==========  ==========
Net income available to common units per unit--diluted................... $     2.84  $     2.59  $     2.37  $     2.37  $     1.41
                                                                           ==========  ==========  ==========  ==========  ==========
   Weighted average common units outstanding--
     diluted (in thousands)..............................................     21,008      21,005      20,731      20,513      18,682

                                                                                             As of December 31,
                                                                           ----------------------------------------------------------
                                                                              2002        2001        2000        1999        1998
                                                                           ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
   Investment in real estate (before accumulated
     depreciation)....................................................... $1,515,956  $1,175,200  $1,156,408  $  929,076  $  889,964
   Net investment in real estate.........................................  1,324,135   1,018,931   1,036,909     832,471     812,175
   Real estate under development.........................................    143,756      93,256      38,231     120,414      53,213
   Total assets..........................................................  1,619,734   1,329,458   1,281,849   1,062,313     931,796
   Total property indebtedness...........................................    804,063     638,660     595,535     384,108     361,515
   Partners' capital.....................................................    748,117     631,727     629,441     623,603     517,281

                                                                                             As of December 31,
                                                                           ----------------------------------------------------------
                                                                              2002        2001        2000        1999        1998
                                                                           ----------  ----------  ----------  ----------  ----------
OTHER DATA:
Interest coverage ratio(1)...............................................         4.0x        3.7x        4.2x        4.7x      4.3x
Gross operating margin(2)................................................         70%         71%         72%         70%         68%
Average same property monthly rental rate per
  apartment unit(3)(4)................................................... $    1,108  $    1,153  $    1,039  $      950  $      944
Average same property monthly operating expenses
  per apartment unit(3)(5)............................................... $      310  $      293  $      271  $      259  $      256
Total multifamily units (at end of period)...............................     23,699      20,762      18,673      15,106      12,267
Multifamily residential property occupancy rate(6).......................         95%         95%         97%         96%         96%
Total properties (at end of period)......................................        123          94          87          72          63

(1) Interest coverage ratio represents earnings before minority interest, gain on sales of real estate, interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense.

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year-end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

(6) Occupancy rates are based on financial occupancy. For an explanation of how financial occupancy is calculated, see "Properties-Occupancy Rates" in Item 2 of Part I of this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 2002, 2001 and 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

The Operating Partnership holds, directly or indirectly, substantially all of the Company's assets and conducts substantially all of the Company's operations. The Company is the sole general partner of the Operating Partnership and, as of December 31, 2002, 2001, and 2000 owned an approximate 90.0%, 89.0% and 89.6% general partnership interest in the Operating Partnership, respectively.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements under the caption "Business Objectives" in this Part I, statements regarding the Operating Partnership's expectation as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Operating Partnership's partners in this Fund fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, and that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2002, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates and qualifications of our general partner as a REIT. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction and property stabilizations periods. Maintenance and repair expenses that do not add to the value or prolong the useful life of the property are expensed as incurred. Asset replacements and improvements are capitalized and depreciated over their estimated useful lives.

The Operating Partnership assesses the carrying value of its real estate investments by monitoring performance compared to budget for operating properties and joint ventures, and by monitoring contract performance for properties under development. Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges. When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property. The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

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

Essex has elected to be taxed as a REIT under the Internal Revenue Code. However, we cannot assure you that Essex has qualified as a REIT or that they will continue to so qualify in the future. If Essex fails to qualify as a REIT in any taxable year, we would be subject to incurring the federal income tax on Essex's taxable income at corporate rates. Essex may also be disqualified from treatment as a REIT for the four taxable years following the year in which they failed to qualify. This would reduce Essex's net earnings available for investment or distribution to unitholders because of the additional tax liability we would be required to fund. Even if Essex continues to qualify as a REIT, Essex will continue to be subject to certain federal, state and local taxes on our income and property.

The Operating Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the years ended December 31, 2002, 2001, and 2000. The Operating Partnership's properties ("the Properties") are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange and San Diego counties), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas). The average occupancy level of the Operating Partnership's portfolio has equaled or exceeded 95% for the last five years.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired ten multifamily residential properties, representing 2,323 apartment units with an aggregate purchase price of approximately $244 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 612 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $122.3 million. As of December 31, 2002, the remaining commitments to fund these projects is approximately $85.6 million of which approximately $18.3 million is the Operating Partnership's commitment.

Since the Operating Partnership began operations in 1994, the Operating Partnership has acquired ownership interests in 100 multifamily residential properties, its headquarters building, three Southern California office buildings, five recreational vehicle parks, and two manufactured housing communities. With respect to the multifamily residential properties that the Operating Partnership acquired, 14 are located in Northern California, 64 are located in Southern California, 15 are located in the Seattle Metropolitan Area, five are located in the Portland Metropolitan Area and two are located in other areas. In total, these acquisitions consist of 20,380 units with total capitalized acquisition costs of approximately $1,254.3 million. Additionally, since its IPO, the Operating Partnership has developed and has ownership interests in nine multifamily development properties that have reached stabilized operations. These development properties consist of 1,944 units with total capitalized development costs of $236.8 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since its IPO, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of 2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in a net realized gain of approximately $53.8 million.

The Operating Partnership (including the Fund's development communities) has ownership interests in and is developing six multifamily residential communities, with an aggregate of 1,518 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $299.0 million. As of December 31, 2002, the remaining commitment to fund these projects is approximately $118.5 million, of which approximately $51.2 million is the Operating Partnership's commitment.

Results of Operations

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Average financial occupancy rates of the Operating Partnership's multifamily "Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2002 and 2001) decreased to 94.5% for the year ended December 31, 2002 from 94.7% for the year ended December 31, 2001. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2002 and 2001 are as follows:

                                            Years ended
                                            December 31,
                                    -------------------------
                                        2002         2001
                                    ------------ ------------
Southern California................        94.7%        94.8%
Northern California................        95.6%        95.4%
Pacific Northwest..................        93.1%        93.9%

Total Revenues decreased by $3,417,000 or by 1.7% to $200,122,000 in 2002 from $203,539,000 in 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                                  Years Ended
                                                                  December 31,
                                                  Number of   --------------------   Dollar   Percentage
                                                  Properties    2002       2001      Change    Change
                                                  ----------  ---------  ---------  --------- ---------
                                                              (dollars in thousands)
Revenues
   Property revenues -
   Same Store Properties:
       Southern California.......................        19  $  56,244  $  54,305  $   1,939       3.6%
       Northern California.......................        14     49,829     56,943     (7,114)    (12.5)
       Pacific Northwest.........................        23     41,989     45,109     (3,120)     (6.9)
                                                  ----------  ---------  ---------  ---------
          Total property revenues
            Same Store Properties................        56    148,062    156,357     (8,295)     (5.3)
                                                  ==========
   Property revenues - properties acquired subsequent
     to January 1, 2001 and disposed of in 2001(1)              29,203     25,030      4,173      16.7
                                                              ---------  ---------  ---------
          Total property revenues................              177,265    181,387     (4,122)     (2.3)
Interest and other income........................               22,857     22,152        705       3.2
                                                              ---------  ---------  ---------
          Total revenues.........................            $ 200,122  $ 203,539  $  (3,417)     (1.7)%
                                                              =========  =========  ========= =========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities.

As set forth in the above table, the $3,417,000 net decrease in total revenues was the result of a decrease in property revenues from Same Store Properties, which was offset in part by $4,173,000 attributable to properties acquired or disposed of subsequent to January 1, 2001, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 42 properties and achieved stabilized operations at one development community, (the "Acquisition Properties"), and disposed of three retail shopping centers and four multifamily properties (the "Disposition Properties").

Of the net decrease in total revenues, $8,295,000 was mainly attributable to a decrease in property revenues from the Same Store Properties. Property revenues from the Same Store Properties decreased by 5.3% to $148,062,000 in 2002 from $156,357,000 in 2001. The majority of this decrease was attributable to the 14 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $7,114,000 or 12.5% to $49,829,000 in 2002 from $56,943,000 in 2001. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in average financial occupancy to 95.6% in 2002 from 95.4% in 2001. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $3,120,000 or 6.9% to $41,989,000 in 2002 from $45,109,000 in 2001. The $3,120,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in average financial occupancy to 93.1% in 2002 from 93.9% in 2001. The 19 multifamily residential properties located in Southern California partially offset the net decrease in total revenues. The property revenues of these properties increased by $1,939,000 or 3.6% to $56,244,000 in 2002 from $54,305,000 in 2001. The $1,939,000 increase is primarily attributable to rental rate increases, which were and offset by a slight decrease in average financial occupancy to 94.7% in 2002 from 94.8% in 2001.

Interest and other income increased by $705,000 or 3.2% to $22,857,000 in 2002 from $22,152,000 in 2001. The increase of $705,000 primarily relates to the equity in income from the gain on sale of co-investment assets and additional fee income earned in connection with the sale of co-investment assets.

Total Expenses decreased by $3,689,000 or approximately 2.7% to $131,404,000 in 2002 from $135,093,000 in 2001. This decrease was attributable to a decrease in interest expense, which decreased by $3,734,000 or 9.6% to $35,012,000 in 2002 from $38,746,000 in 2001, a decrease in maintenance and repairs expense, which decreased by $1,471,000 or 11.8% to $10,971,000 in 2002 from $12,442,000 in 2001, offset by an increase in insurance expense of $919,000 or 80.9% to $2,055,000 in 2002 from $1,136,000 in 2001. The interest expense decrease was primarily due to declining interest rates. The increase in insurance expense is due to the current conditions in the insurance industry resulting in higher premiums.

General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non-operating expenses. Such expenses decreased by $1,207,000 or 16.1% to $6,291,000 in 2002 from $7,498,000 in 2001. This decrease is largely due to a reduction in incentive compensation expense as compared to 2001.

Discontinued Operations increased by $8,594,000 to $9,304,000 in 2002 from $710,000 in 2001. This is due to the gain on sale of Tara Village in 2002 of $9,051,000, partially offset by a reduction in operating income from such property due to its sale in 2002.

Net income increased by $5,139,000 or 7.1% to $77,887,000 in 2002 from $72,748,000 in 2001. The increase in net income is mainly attributable to the factors noted above and to the gain on sale of real estate of $9,051,000 recognized in 2002 as compared to the gain on sale of real estate of $3,788,000 recognized in 2001.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Average financial occupancy rates of the Operating Partnership's multifamily "2001/2000 Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2001 and 2000) decreased to 95.1% for the year ended December 31, 2001 from 96.8% for the year ended December 31, 2000. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the 2001/2000 Same Store Properties for the years ended December 31, 2001 and 2000 are as follows:

                                            Years ended
                                            December 31,
                                    -------------------------
                                        2001         2000
                                    ------------ ------------
Southern California................        95.1%        96.2%
Northern California................        95.4%        98.0%
Pacific Northwest..................        94.5%        95.9%

Total Revenues increased by $26,683,000 or 15.1% to $205,539,000 in 2001 from $176,856,000 in 2000. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2001/2000 Same Store Properties.

                                                                  Years Ended
                                                                  December 31,
                                                  Number of   --------------------   Dollar   Percentage
                                                  Properties    2001       2000      Change    Change
                                                  ----------  ---------  ---------  --------- ---------
                                                              (dollars in thousands)
Revenues
   Property revenues -
   Same Store Properties:
       Southern California.......................        14  $  56,646  $  52,814  $   3,832       7.3%
       Northern California.......................        15     43,338     41,095      2,243       5.5
       Pacific Northwest.........................        19     35,743     35,122        621       1.8
                                                  ----------  ---------  ---------  ---------
          Total property revenues
            Same Store Properties................        48    135,727    129,031      6,696       5.2
                                                  ==========
   Property revenues - properties acquired/disposed
     of subsequent to January 1, 2000(1).........               45,660     36,856      8,804      23.9
                                                              ---------  ---------  ---------
          Total property revenues................              181,387    165,887     15,500       9.3
Interest and other income........................               22,152     10,969     11,183     102.0
                                                              ---------  ---------  ---------
          Total revenues.........................            $ 203,539  $ 176,856  $  26,683      15.1%
                                                              =========  =========  ========= =========

(1) Also includes two office buildings, redevelopment communities and development communities.

As set forth in the above table, $8,804,000 of the $26,683,000 net increase in total revenues is attributable to properties acquired or disposed of subsequent to January 1, 2000, the two commercial properties, redevelopment communities and development communities. During this period, the Operating Partnership acquired interests in 20 properties and achieved stabilized operations at six development communities, (the "Acquisition Properties"), and disposed of three retail shopping centers (the "Disposition Properties").

Of the increase in total revenues, $6,696,000 is attributable to increases in property revenues from the 2001/2000 Same Store Properties. Property revenues from the 2001/2000 Same Store Properties increased by approximately 5.2% to $135,727,000 in 2001 from $129,031,000 in 2000. A significant portion of this increase was attributable to the 14 multifamily 2001/2000 Same Store Properties located in Southern California; the property revenues of these properties increased by $3,832,000 or 7.3% to $56,646,000 in 2001 from $52,814,000 in 2000. This $3,832,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.1% in 2001 from 96.2% in 2000. The 15 multifamily 2001/2000 Same Store Properties located in Northern California accounted for the next largest contribution to the Same Store Properties revenues increased. The property revenues of these properties increased by $2,243,000 or 5.5 % to $43,338,000 in 2001 from $41,095,000 in 2000. This $2,243,000 increase is primarily attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 95.4% in 2001 from 98.0% in 2000. The 19 multifamily 2001/2000 Same Store Properties located in the Pacific Northwest accounted for the next largest contribution to the 2001/2000 Same Store Properties revenues increase. The property revenues of these properties increased by $621,000 or 1.8% to $35,743,000 in 2001 from $35,122,000 in 2000. This $621,000 increase is attributable to rental rate increases, which were offset by a decrease in average financial occupancy to 94.5% in 2001 from 95.9% in 2000.

The increase in total revenue also reflected an increase of $11,183,000 attributable to interest and other income, which primarily relates to income and fees earned on the Operating Partnership's investments in joint ventures and interest income earned on outstanding notes receivable and cash balances.

Total expenses increased by $21,815,000 or approximately 19.3% to $135,093,000 in 2001 from $113,278,000 in 2000. The most significant factor contributing to this increase was the growth in the Operating Partnership's multifamily portfolio from 83 properties (18,673 units) at January 1, 2001 to 92 properties (20,762 units) at December 31, 2001. Interest expense increased by $8,702,000 or 29.0% to $38,746,000 in 2001 from $30,044,000 in 2000. Such interest expense increase was primarily due to the net addition of mortgage debt in connection with property acquisitions and investments. Property operating expenses, exclusive of depreciation and amortization, increased by $6,186,000 or 13.4% to $52,277,000 in 2001 from $46,091,000 in 2000. Of such increase, $4,624,000 is attributable to properties acquired or disposed of subsequent to January 1, 2000, and the balance is attributable to an increase in operating expenses for the 2001/2000 Same Store Properties. Property operating expenses, exclusive of depreciation and amortization, as a percentage of property revenues were 28.8% for 2001 and 27.8% for 2000. Depreciation and amortization increased by $5,473,000 or approximately 18.0% to $35,915,000 in 2001 from $30,442,000 in 2000, primarily due to the acquisition of assets. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as corporate and partnership administration and non-operating expenses. Such expenses increased by $1,436,000 in 2001 from the amount incurred in 2000. This increase is largely due to additional staffing requirements resulting from the growth of the Operating Partnership. General and administrative expenses as a percentage of total revenues were 3.7 % for 2001 and 3.4% for 2000.

Net income increased by $5,017,000 to $72,748,000 in 2001 from $67,731,000 in 2000. Net income for 2001 included a gain on sales of real estate of $3,788,000 as compared with $4,022,000 in 2000. Net operating income of the Acquisition Properties and the increase in net operating income from the Same Store Properties represent the largest contributions to the increase in net income.

Liquidity and Capital Resources Including Non-consolidated Investments

At December 31, 2002, the Operating Partnership had $8,562,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $195,000,000. The first line, in the amount of $165,000,000, matures in May 2004, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10% during 2002 and LIBOR plus 1.15% during 2001. At December 31, 2002 the Operating Partnership had $96,500,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in December 2003. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.10%. At December 31, 2002 the Operating Partnership had $30,000,000 outstanding on this line of credit. At December 31, 2002, these lines of credit bore interest rates of approximately 2.6%. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

In addition, the Fund, the investment fund managed by the Operating Partnership, has an unsecured line of credit for an aggregate amount of $125,000,000. This line matures in December 2003. The line bears interest at LIBOR plus 0.875%. As of December 31 2002, the line had an outstanding balance of $86,399,000. The line provides for debt covenants relating to limitations on mortgage indebtedness.

In addition to the Operating Partnership's unsecured lines of credit, the Operating Partnership had $677,563,000 of secured indebtedness at December 31, 2002. Such indebtedness consisted of $618,143,000 in fixed rate debt with interest rates varying from 5.5% to 8.2% and maturity dates ranging from 2003 to 2026. The indebtedness also includes $59,420,000 of tax-exempt variable rate demand bonds with interest rates paid during 2002 ranging from approximately 4.5% to 5.5% and maturity dates ranging from 2020 to 2026. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $2,122,000 from $6,440,000 as of December 31, 2001 to $8,562,000 as of December 31, 2002. The Operating Partnership generated $85,730,000 in cash from operating activities, used $85,718,000 cash in investing activities and generated $2,110,000 in cash from financing activities. Of the $85,718,000 net cash used in investing activities, $44,864,000 was received as repayments of notes from investees, other related parties and other receivables, and $41,221,000 was received as net distributions from investments in corporations and limited partnerships. These proceeds were offset by $51,917,000 used to fund real estate under development and $96,637,000 used in the acquisition of the Sachs' Portfolio. The $2,110,000 net cash provided by financing activities was primarily a result of $221,640,000 of proceeds from mortgages and other notes payable as offset by $120,877,000 of repayments of mortgages and other notes payable and lines of credit, $55,603,000 distributions to general partner, $25,184,000 of distributions to limited partners and minority interest and $19,715,000 in general partner shares purchased by limited partnership.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. For the year ended December 31, 2002, non-revenue generating capital expenditures totaled approximately $354 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $360 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2003. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2003 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing six multifamily residential projects, with an aggregate of 1,518 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2002. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $299,000,000. As of December 31, 2002, the remaining commitment to fund these development projects is approximately $118,500,000, of which approximately $51,200,000 is the Operating Partnership's commitment. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

On December 17, 2002, the Operating Partnership acquired, by merger, John M. Sachs, Inc. ("Sachs Portfolio") resulting in the acquisition of its real estate portfolio, which consists of 20 multifamily properties, five recreational vehicle parks, two manufactured housing communities and two small office buildings. The cost of the transaction was $306.7 million and was structured as a tax-free reorganization whereby the Operating Partnership: (i) issued 2,719,875 shares of the Company's common stock valued at $136.8 million, (ii) assumed mortgages on four of the newly acquired properties for approximately $64.6 million with a fixed interest rate of 5.51%, maturing in January 2013, (iii) assumed and repaid unsecured liabilities in the amount of approximately $33 million, and (iv) paid the balance in cash of $72.2 million. The cash portion was funded through four new non-recourse mortgages on four previously unencumbered properties, with a weighted average interest rate of 5.64%, maturing in January 2013 and draws upon new and existing lines of credit. The Operating Partnership accounted for this transaction using the purchase method of accounting; which resulted in the allocation of the purchase price to the assets and liabilities acquired based on their fair values. The fair value of assets and liabilities were based on management's evaluation. No goodwill was recognized in connection with this purchase. The Operating Partnership's results of operations for the period December 17, 2002 through December 31, 2002 included the Sachs Portfolio.

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

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of December 31, 2002 is approximately $42.3 million.

In May 2001, the Company's Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50,000,000, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex expects to use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. This program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, March 2002 and July 2002 the Operating Partnership acquired 100,700, 10,500 and 400,000 shares of the Company's outstanding Common Stock, respectively. The weighted average exercise price paid for these repurchase was approximately $48.00 per share. Pursuant to these acquisitions, since May 2001 and through December 2002, the Operating Partnership has purchased $24,536,000 of the $50,000,000 aggregate amount authorized for repurchase by the Board of Directors. The amount paid for the shares is reflected as a reduction of the general partner's equity in the Operating Partnership's consolidated balance sheets.

The Operating Partnership invests in joint ventures, which generally involve single multifamily property acquisitions. The Operating Partnership accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Operating Partnership's consolidated financial statements.

At December 31, 2002 and 2001, the Operating Partnership did not have any other relationship with unconsolidated entities or financial partnership, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Operating Partnership is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Operating Partnership had engaged in such relationships.

Included in the Operating Partnership's investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At December 31, 2002, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,474,515. The equity in income or loss reported by the Operating Partnership under the equity method of accounting for these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at December 31, 2002, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                   Less Than       2-3          4-5        Over 5
                                    1 Year        Years        Years        Years        Total
(In thousands)                    -----------  -----------  -----------  -----------  -----------
Mortgage notes payable           $    25,584  $    49,168  $    83,688  $   519,123  $   677,563
Lines of credit                       30,000       96,500           --           --      126,500
Development commitments(1)            51,200           --           --           --       51,200
Essex Apartment Value Fund, L.P.
  capital commitment                  42,270           --           --           --       42,270
Guarantees                             4,400                                               4,400
                                  -----------  -----------  -----------  -----------  -----------
                                     153,454      145,668       83,688      519,123      901,933
                                  ===========  ===========  ===========  ===========  ===========

(1) $35,800 of these commitments relate to hard contracts as of December 31, 2002.

New Accounting Pronouncements

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

In April 2002, the FASB issued FAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FAS Statement No. 13, and Technical Correction." FAS 145 eliminates the presumption that all early extinguishments of debt are to be reported as extraordinary items, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of FAS 145 are effective for the Operating Partnership with the beginning of fiscal year 2003. Debt extinguishments reported as extraordinary items prior to scheduled adoption of FAS 145 would be reclassified in most cases following adoption. The Operating Partnership does not anticipate the reclassification of previously recognized extraordinary losses to have a significant impact on their results of operations.

In July 2002, the FASB issued FAS 146, "Accounting For Costs Associated With Exit Or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under FAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The provisions of FAS 146 are effective for the Operating Partnership with the beginning of fiscal year 2003. The Operating Partnership does not anticipate a significant impact on their financial position or results of operations from adopting FAS 146.

In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The other provisions of FAS 148 are effective for the Operating Partnership with the beginning of fiscal year 2003. We do not plan to change our method of accounting for stock options, therefore the adoption of the remaining provisions of FAS 148 will not have an impact on our financial position or results of operations.

In November 2002, the FASB approved for issuance FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which the Company conducts business, including those described in Notes 3(b) and 5 to the accompanying consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $81,228,000 and $79,458,000 at December 31, 2002. The Company's maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees,which totaled $29,239,000 as of December 31, 2002. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Company's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include:

Economic Environment

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in a recession. This has resulted in reduced occupancy rates, increased concessions and reductions in market rental rates.

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and the market value of the Company's shares. A prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt (see Item 7A and Notes 7 and 8 to consolidated financial statements). The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

Inflation

Inflationary increases would likely have a negative effect on property operating results and such increases may be at a greater rate than property rental rates. The Operating Partnership believes it effectively manages its property and other expenses, but realizes that higher annual rates of inflation could result in increases to operating expense.

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

                                               For the Year Ended December 31
                            ------------------------------------------------------------------------------------
                             2003      2004     2005     2006     2007    Thereafter       Total     Fair value
(In thousands)              -------  --------  -------  -------  -------  ---------      ---------  ------------
Fixed rate debt........... $25,584  $  8,094  $41,074  $20,474  $63,214  $ 459,703      $ 618,143  $    576,894
Average interest rate.....     7.0%      6.9%     6.9%     6.9%     6.9%       6.8%
Variable rate LIBOR debt.. $30,000  $ 96,500  $    --  $    --  $    --  $  59,420  (1) $ 185,920  $    185,920
Average interest rate.....     2.6%      2.6%      --       --       --        5.1%

(1) Capped at interest rates ranging from 7.1% to 7.3%

The table incorporates only those exposures that exist as of December 31, 2002; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2003.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2003.

Item 14. Controls and Procedures

The Operating Partnership's principal executive officer and chief financial officer, based on their evaluation within 90 days of the filing date of this Form 10-K, have concluded that the Operating Partnership's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that the information required to be disclosed by the Operating Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A) Financial Statements

(1) Consolidated Financial Statements	Page
Independent Auditors' Report	F-1
Balance Sheets: As of December 31, 2002 and December 31, 2001	F-2
Statements of Operations: For the years ended December 31, 2002, 2001 and 2000	F-3
Statements of Partners' Capital: For the years ended December 31, 2002, 2001 and 2000	F-4
Statements of Cash Flows: For the years ended December 31, 2002, 2001 and 2000	F-5
Notes to the Consolidated Financial Statements	F-7
(2) Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002	F-27
(3) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Reports on Form 8-K

On December 23, 2002 the Company filed a Current Report on Form 8-K regarding its acquisition, by merger of John M. Sachs. - a private real estate owner based in San Diego, California.

(C) Exhibits

The Operating Partnership hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Independent Auditors' Report

The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Francisco, California
February 5, 2003

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001
(Dollars in thousands)

                                                                2002         2001
                                                             -----------  -----------
                          ASSETS
                          ------
Real estate:
   Rental properties:
       Land and land improvements.......................... $   368,712  $   291,913
       Buildings and improvements..........................   1,147,244      883,287
                                                             -----------  -----------
                                                              1,515,956    1,175,200
   Less accumulated depreciation...........................    (191,821)    (156,269)
                                                             -----------  -----------
                                                              1,324,135    1,018,931
   Investments.............................................      61,212       95,460
   Real estate under development...........................     143,756       93,256
                                                             -----------  -----------
                                                              1,529,103    1,207,647
Cash and cash equivalents--unrestricted....................       8,562        6,440
Cash and cash equivalents--restricted cash.................       9,265       17,163
Notes receivable from investees and other related parties..      24,081       56,014
Notes and other receivables................................      31,318       29,771
Prepaid expenses and other assets..........................      11,133        6,699
Deferred charges, net......................................       6,272        5,724
                                                             -----------  -----------
          Total assets..................................... $ 1,619,734  $ 1,329,458
                                                             ===========  ===========

             LIABILITIES AND PARTNERS' CAPITAL
           ------------------------------------
Mortgage notes payable..................................... $   677,563  $   564,201
Lines of credit............................................     126,500       74,459
Accounts payable and accrued liabilities...................      35,791       29,577
Dividends payable..........................................      17,879       16,559
Other liabilities..........................................       8,157        6,583
                                                             -----------  -----------
          Total liabilities................................     865,890      691,379
Minority interests.........................................       5,727        6,352

Partners' capital:
   General partner-common equity...........................     491,314      381,674

   Limited partners:
     Common equity.........................................      52,313       45,563
     Preferred equity......................................     204,490      204,490
                                                             -----------  -----------
                                                                256,803      250,053
                                                             -----------  -----------
          Total partners' capital..........................     748,117      631,727
                                                             -----------  -----------
Commitments and contingencies

          Total liabilities and partners' capital.......... $ 1,619,734  $ 1,329,458
                                                             ===========  ===========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per unit amounts)

                                                                                2002         2001         2000
                                                                             -----------  -----------  -----------
Revenues:
   Rental.................................................................. $   171,909  $   175,894  $   161,097
   Other property..........................................................       5,356        5,493        4,790
                                                                             -----------  -----------  -----------
      Total property revenues..............................................     177,265      181,387      165,887
   Interest and other......................................................      22,857       22,152       10,969
                                                                             -----------  -----------  -----------
      Total revenues.......................................................     200,122      203,539      176,856
                                                                             -----------  -----------  -----------
Expenses:
   Property operating expenses:
     Maintenance and repairs...............................................      10,971       12,442        9,966
     Real estate taxes.....................................................      12,707       12,151       11,211
     Utilities.............................................................       8,826        8,620        8,209
     Administrative........................................................      14,963       15,087       13,546
     Advertising...........................................................       2,932        2,841        2,187
     Insurance.............................................................       2,055        1,136          972
     Depreciation and amortization.........................................      37,042       35,915       30,442
                                                                             -----------  -----------  -----------
      Total property operating expenses....................................      89,496       88,192       76,533
   Interest................................................................      35,012       38,746       30,044
   Amortization of deferred financing costs................................         605          657          639
   General and administrative..............................................       6,291        7,498        6,062
                                                                             -----------  -----------  -----------
      Total expenses.......................................................     131,404      135,093      113,278
                                                                             -----------  -----------  -----------
      Income from continuing operations before gain on sale of real estate, minority interests, discontinued operations and
        extraordinary items................................................      68,718       68,446       63,578
Gain on the sales of real estate...........................................          --        3,788        4,022
Minority interests.........................................................        (135)        (196)        (372)
                                                                             -----------  -----------  -----------
      Income from continuing operations....................................      68,583       72,038       67,228
                                                                             -----------  -----------  -----------
Discontinued operations:
   Operating income from real estate sold..................................         253          710          622
   Gain on sale of real estate.............................................       9,051           --           --
                                                                             -----------  -----------  -----------
      Income from discontinued opertations.................................       9,304          710          622
Extraordinary loss on early extinguishment of debt.........................          --           --         (119)
                                                                             -----------  -----------  -----------
      Net income...........................................................      77,887       72,748       67,731
Dividends on preferred units - general partner.............................          --           --         (245)
Dividends on preferred units - limited partner.............................     (18,319)     (18,319)     (18,319)
                                                                             -----------  -----------  -----------
      Net income available to common units................................. $    59,568  $    54,429  $    49,167
                                                                             ===========  ===========  ===========
Per common Operating Partnership unit data:
   Basic:
     Income from continuing operations available to common units........... $      2.41  $      2.60  $      2.40
     Income from discontinued operations...................................        0.45         0.03         0.03
     Extraordinary item--debt extinguishment...............................          --           --        (0.01)
                                                                             -----------  -----------  -----------
       Net income.......................................................... $      2.86  $      2.63  $      2.42
                                                                             ===========  ===========  ===========
   Weighted average number of partnership common units outstanding
     during the year.......................................................   20,812,272   20,688,246   20,308,264
                                                                             ===========  ===========  ===========
   Diluted:
     Income from continuing operations available to common units........... $      2.39  $      2.56  $      2.35
     Income from discontinued operations...................................        0.45         0.03         0.03
     Extraordinary item--debt extinguishment...............................          --           --        (0.01)
                                                                             -----------  -----------  -----------
       Net income.......................................................... $      2.84  $      2.59  $      2.37
                                                                             ===========  ===========  ===========
   Weighted average number of partnership common units outstanding
     during the year.......................................................   21,007,501   21,004,707   20,731,148
                                                                             ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners' Capital
Years ended December 31, 2002, 2001 and 2000
(Dollars and units in thousands)

                                  General Partner                  Limited Partners
                                  -------------------------------  -------------------------------
                                                        Preferred                        Preferred
                                  Common Equity          Equity    Common Equity          Equity
                                  --------------------  ---------  --------------------  ---------
                                    Units     Amount     Amount      Units     Amount     Amount       Total
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 1999....   18,050  $ 383,379  $   4,314      2,082  $  31,420  $ 204,490   $ 623,603

Contribution-net proceeds
   from options exercised........      156      3,344         --         --         --         --       3,344
Common units issued from
   conversion of Convertible
     Preferred Stock.............      211      4,314     (4,314)        --         --         --          --
Redemption of limited partner
   common units..................       --         --         --        (12)      (555)        --        (555)
Issuance of limited partner
   common units..................       --         --         --         59      2,365         --       2,365
Net income.......................       --     44,105        245         --      5,062     18,319      67,731
Partners' distributions..........       --    (43,467)      (245)        --     (5,016)   (18,319)    (67,047)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2000....   18,417    391,675         --      2,129     33,276    204,490     629,441

Contribution-net proceeds
   from options exercised........      112      2,906         --         --         --         --       2,906
Shares purchased by
   Operating Partnership.........     (101)    (4,822)        --         --         --         --      (4,822)
Redemption of limited partner
   common units..................       --         --         --        (52)    (2,652)        --      (2,652)
Issuance of limited partner
   common units..................       --         --         --        209     10,381         --      10,381
Reallocation of partners' capital       --     (4,925)        --         --      4,925         --          --
Net income.......................       --     48,545         --         --      5,884     18,319      72,748
Partners' distributions..........       --    (51,705)        --         --     (6,251)   (18,319)    (76,275)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2001....   18,428    381,674         --      2,286     45,563    204,490     631,727

Contribution-net proceeds
   from options exercised........      246      3,376         --         --         --         --       3,376
Shares purchased by
   Operating Partnership.........     (411)   (19,715)        --         --         --         --     (19,715)
Redemption of limited partner
   common units..................       --         --         --         (6)      (309)        --        (309)
Vested series Z incentive units..       --         --         --         40        647         --         647
Issuance of common units.........    2,720    136,809         --         --         --         --     136,809
Reallocation of partners' capital       --     (6,937)        --         --      6,937         --          --
Net income.......................       --     52,874         --         --      6,694     18,319      77,887
Partners' distributions..........       --    (56,767)        --         --     (7,219)   (18,319)    (82,305)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2002....   20,983  $ 491,314  $      --      2,320  $  52,313  $ 204,490   $ 748,117
                                  =========  =========  =========  =========  =========  =========   =========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

                                                                          2002       2001       2000
                                                                        ---------  ---------  ---------
Cash flows from operating activities:
   Net income......................................................... $  77,887  $  72,748  $  67,731
   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Minority interests.................................................       135        196        372
     Gain on the sales of real estate.................................    (9,051)    (3,788)    (4,022)
     The Operating Partnership's share of gain on the sales of
       co-investment assets...........................................    (1,391)         --         --
     Equity in income of limited partnerships.........................    (6,185)    (3,854)    (1,333)
     Loss on early extinguishment of debt.............................         --         --       119
     Depreciation and amortization....................................    37,236     36,295     30,765
     Amortization of deferred financing costs.........................       605        657        639
     Changes in operating assets and liabilities, net of effects
      Sachs merger in 2002:
        Other receivables.............................................         --         --      (944)
        Prepaid expenses and other assets.............................    (2,381)       955     (4,159)
        Accounts payable and accrued liabilities......................    (9,946)    (7,386)     3,186
        Other liabilities.............................................    (1,179)        44        945
                                                                        ---------  ---------  ---------
           Net cash provided by operating activities..................    85,730     95,867     93,299
                                                                        ---------  ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
        Acquisitions of real estate...................................    (9,323)    (6,665)   (56,933)
        Acquisition of Sachs' Portfolio...............................   (96,637)         --         --
        Improvements to recent acquisitions...........................    (1,422)    (4,876)       142
        Redevelopment.................................................    (7,739)    (5,094)   (11,961)
        Revenue generating capital expenditures.......................    (1,040)       (52)      (149)
        Non-revenue generating capital expenditures...................    (6,145)    (5,481)    (5,028)
   Dispositions of rental properties..................................         --         --    31,302
   Contribution of real estate to corporate investee..................         --    21,005          --
   Decrease/(increase) in restricted cash.............................     7,898      1,802     (1,749)
   Additions to notes receivable from investees,
      other related parties and other receivables.....................    (5,478)   (42,766)   (87,517)
   Repayments of notes from investees, other
      related parties and other receivables...........................    44,864     56,640      3,514
   Net distribution from (contribution) to investments in
      corporations and limited partnerships...........................    41,221    (25,352)    (9,609)
   Additions to real estate under development.........................   (51,917)   (49,965)   (44,747)
                                                                        ---------  ---------  ---------
           Net cash (used in) investing activities....................   (85,718)   (60,804)  (182,735)
                                                                        ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit.   221,640    252,153    351,194
   Repayment of mortgage and other notes payable and lines of credit..  (120,877)  (215,172)  (203,004)
   Additions to deferred charges......................................    (1,204)       (43)    (1,680)
   Contributions from stock options exercised and shares issued
      and through dividend reinvestment plan-general partner..........     3,376      2,906      3,344
   General partner shares purchased by limited partner................   (19,715)    (4,822)         --
   Redemption of limited partner units................................      (309)    (2,650)      (555)
   Contributions from minority interest partners......................       (14)     6,660          --
   Distributions to limited partners and minority interest ...........   (25,184)   (24,268)   (23,187)
   Distributions to general partner...................................   (55,603)   (49,987)   (42,424)
                                                                        ---------  ---------  ---------
           Net cash provided by (used in) financing activities........     2,110    (35,223)    83,688
                                                                        ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents..................     2,122       (160)    (5,748)
Cash and cash equivalents at beginning of year........................     6,440      6,600     12,348
                                                                        ---------  ---------  ---------
Cash and cash equivalents at end of year.............................. $   8,562  $   6,440  $   6,600
                                                                        =========  =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $6,139, $3,917 and $2,906
    capitalized in 2002, 2001 and 2000, respectively.................. $  29,636  $  34,895  $  25,528
                                                                        =========  =========  =========

Supplemental disclosure of noncash investing and
 financing activities:
   Real estate under development transferred to rental properties..... $       -- $       -- $ 120,183
                                                                        =========  =========  =========
   Mortgage notes payable assumed in connection
     with the purchase of real estate................................. $       -- $   6,144  $  63,209
                                                                        =========  =========  =========
   Issuance of Operating Partnership units in
     connection with the purchase of real estate...................... $       -- $  10,381  $   2,365
                                                                        =========  =========  =========
   Consolidation of previously unconsolidated investment.............. $       -- $   8,087  $   2,771
                                                                        =========  =========  =========
   Exchange of real estate under development for notes receivable..... $       -- $       -- $   5,613
                                                                        =========  =========  =========
   Exchange of notes receivable for investment........................ $       -- $   8,347  $   9,540
                                                                        =========  =========  =========
   Exchange of investment for note receivable from investee........... $       -- $   1,929  $       --
                                                                        =========  =========  =========
   Contribution of real estate in exchange for
     notes receivable and investments................................. $       -- $  22,463  $       --
                                                                        =========  =========  =========
   Receipt of note receivable from third party in
    exchange for the following:
      Note receivable from investee................................... $  34,000  $       -- $       --
      Accrued interest on note receivable from investee...............     2,393          --         --
      Investments.....................................................     8,990          --         --
      Other receivables from investee.................................       117          --         --
      Less cash received from investee................................    (5,500)         --         --
                                                                        ---------  ---------  ---------
                                                                       $  40,000  $       -- $       --
                                                                        =========  =========  =========

    Proceeds from disposition of real estate held by
      exchange facilitator............................................ $  19,477  $       -- $       --
                                                                        =========  =========  =========

    Additional investment in limited partnership:
      Investments..................................................... $   3,681  $       -- $       --
      Accounts payable................................................    (3,681)         --         --
                                                                        ---------  ---------  ---------
                                                                       $       -- $       -- $       --
                                                                        =========  =========  =========

   Real estate assets acquired due to merger:
      Real estate..................................................... $ 306,708  $       -- $       --
      Prepaid expenses................................................     2,053          --         --
      Deferred charges................................................       490          --         --
      Notes payable...................................................   (64,640)         --         --
      Accounts payable and accrued liabilities........................    (8,411)         --         --
      Other liabilities...............................................    (2,754)         --         --
      Common equity...................................................  (136,809)         --         --
                                                                        ---------  ---------  ---------
                                                                       $  96,637  $       -- $       --
                                                                        =========  =========  =========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000
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

The limited partners own an aggregate 10.0% interest in the Operating Partnership as of December 31, 2002. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 2,280,304 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

On December 17, 2002, the Operating Partnership acquired, by merger, John M. Sachs, Inc. ("Sachs Portfolio") resulting in the acquisition of its real estate portfolio, which consists of 20 multifamily properties, five recreational vehicle parks, two manufactured housing communities and two small office buildings. The cost of the transaction was $306.7 million and was structured as a tax-free reorganization whereby the Operating Partnership: (i) issued 2,719,875 units of the Operating Partnership's common units valued at $136.8 million, (ii) assumed mortgages on four of the newly acquired properties for approximately $64.6 million with a fixed interest rate of 5.51%, maturing in January 2013, (iii) assumed and repaid unsecured liabilities in the amount of approximately $33 million, and (iv) paid the balance in cash of $72.2 million. The cash portion was funded through four new non-recourse mortgages on four previously unencumbered properties, with a weighted average interest rate of 5.64%, maturing in January 2013 and draws upon new and existing lines of credit. The Operating Partnership accounted for this transaction using the purchase method of accounting; which resulted in the allocation of the purchase price to the assets and liabilities acquired based on their fair values. The fair value of assets and liabilities were based on management's evaluation. No goodwill was recognized in connection with this purchase. The Operating Partnership's results of operations for the period December 17, 2002 through December 31, 2002 include the Sachs Portfolio.

Unaudited pro forma information reflecting the acquisition of the Sachs Portfolio is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year.

                                          For the years ended December 31,
                                          --------------------------------
                                               2002             2001
                                          ---------------  ---------------
Total revenues.......................... $       239,394  $       239,722
Total expenses..........................         165,489          167,812
Gain the on sales of real estate........              --            3,788
Minority interests......................            (135)            (196)
Dividends on preferred units............         (18,319)         (18,319)
Income from continuing operations
  available to common units.............          55,451           57,183
Basic earnings per unit.................            2.37             2.44
Diluted earnings per unit...............            2.35             2.41

Weighted average number of proforma
  units outstanding:
    Basic................................     23,427,873       23,408,121
    Diluted..............................     23,623,102       23,724,582

The Operating Partnership operates and has ownership interests in 112 multifamily properties (containing 23,699 units), five recreational vehicle parks (containing 1,717 spaces), four office buildings (totaling approximately 63,540 square feet), and two manufactured housing communities (containing 607 sites) (collectively, the Properties). The Properties are located in Northern California (the San Francisco Bay Area), Southern California (Los Angeles, Ventura, Orange, and San Diego counties), the Pacific Northwest (Seattle, Washington, and Portland, Oregon metropolitan areas) and other areas (Hemet, California, Las Vegas, Nevada and Houston, Texas).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. The Operating Partnership accounts for its investment in the Fund following the equity method.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

(a) Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, and the Company's qualification as a Real Estate Investment Trust ("REIT"). The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(b) Real Estate Rental Properties and Discontinued Operations

Rental properties are recorded at cost less accumulated depreciation. Depreciation on rental properties has been provided over estimated useful lives ranging from 3 to 30 years using the straight-line method. Development costs include acquisition, direct and indirect construction costs, interest and real estate taxes incurred during the construction and property stabilization periods.

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

When the Operating Partnership determines that a real estate asset is held for sale, it discontinues the periodic depreciation of that property. Real estate assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

The Operating Partnership presents income and gains/losses on properties sold as discontinued operations. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.

(c) Investments and Joint Ventures

The Operating Partnership owns investments in joint ventures and affiliates and has significant influence but does not have voting control. Therefore, we account for our interest using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership's equity in undistributed earnings or losses since its initial investment. The Operating Partnership's share of equity in income and gain on sales of real estate are included in other income in the Operating Partnership's accompanying consolidated statement of operations.

(d) Revenues and Gains on Sale of Real Estate

Rental revenue is reported on the accrual basis of accounting.

Revenue from tenants renting or leasing apartment units is recorded when due from tenants and is recognized monthly as it is earned, which is not materially different than on a straight-line basis. Apartment units are rented under short- term leases (generally, lease terms of 6 to 12 months) and may provide for no rent for the first month, depending on the market conditions and leasing practices of our competitors in each sub-market at the time the leases are executed.

The Operating Partnership recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Operating Partnership does not have a substantial continuing involvement in the property.

(e) Income Taxes

No provision for income taxes has been made as the Operating Partnership's taxable income or loss is reportable on the tax returns of the individual partners based on their proportionate interest in the Operating Partnership.

(f) Notes Receivable and Interest Income

Notes receivable relate to real estate financing arrangements that exceed one year. They bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Operating Partnership requires collateral for the notes.

A note is considered impaired pursuant to Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Operating Partnership will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Operating Partnership does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

(g) Interest Rate Protection, Swap, and Forward Contracts

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

The Operating Partnership adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. Under SFAS 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of a hedging relationship. If the hedged exposure is a cash flow exposure, changes in fair value of the effective portion of the gain or loss on the derivative instrument are reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the ineffective portion of the gain or loss are reported in earnings immediately.

(h) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(i) Interest

The Operating Partnership capitalized $6,139, $3,917, and $2,906 of interest related to the development of real estate during 2002, 2001, and 2000, respectively.

(j) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Operating Partnership's tax exempt variable rate bond financings.

(k) Stock-based Compensation

The Company applies APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans granted to employees and directors of the Operating Partnership. Under APB 25, no compensation cost has been recognized for stock options granted to employees and directors of the Operating Partnership since all such stock options were granted with an exercise price equal to the fair market value of the equal to the fair market value of the underlying common stock. For the Operating Partnership's other plans, compensation expense recognized during the years ended December 31, 2002, 2001, and 2000 was $646, $0, and $0, respectively. Had compensation cost for these stock options and the Operating Partnership's other plans been determined based on the fair value at the grant dates consistent with the fair value method pursuant to FAS 123, the Operating Partnership's net income applicable to common units for the years ended December 31, 2002, 2001, and 2000 would have been reduced to the pro forma amounts indicated below:

                                      2002       2001       2000
                                    ---------  ---------  ---------
Net income available to common units:
    As reported................... $  59,568  $  54,429  $  49,167
    Pro forma.....................    59,004     53,851     43,676

Basic earnings per common share:
    As reported................... $    2.86  $    2.63  $    2.42
    Pro forma.....................      2.84       2.60       2.40

Diluted earnings per common share:
    As reported................... $    2.84  $    2.59  $    2.37
    Pro forma.....................      2.81       2.56       2.36

Weighted-average fair value of sto
  options granted during the year. $    4.69  $    5.82  $    7.57

Fair value of junior stock
  (Series Z units) granted........ $      --  $   16.16  $      --

The fair value of stock options granted each year was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: risk-free interest rates ranging from 3.08% to 4.62% in 2002, from 3.54% to 4.96% in 2001, and from 5.67% to 6.72% in 2000; expected lives of 6 years for 2002, 6 years for 2001 and 6 years for 2000; volatility of 18.92% for 2002, 18.93% for 2001 and 19.26% for 2000; and dividend yield of 6.3% for 2002, 5.7% for 2001 and 4.3% for 2000.

(l) New Accounting Pronouncements Adopted

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

When the Operating Partnership determines that a real estate asset is held for sale, it discontinues the periodic depreciation of that property. Real estate assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

The Operating Partnership's adoption of FAS 144 resulted in: (i) the presentation of the net operating results of properties sold during the year ended December 31, 2002, less allocated interest expense, as income from discontinued operations for all periods presented and (ii) the presentation of the gain on sale of operating properties sold, net of sale costs, as income from discontinued operations for the year ended December 31, 2002. The Operating Partnership allocated interest expense based on the percentage of the cost basis of properties sold to the total cost basis of real estate assets as of the approximate date of their sale, and pro-rated the allocated interest for the number of days prior to sale. Implementation of FAS 144 only impacted the income statement classification but had no effect on results of operations.

In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." FAS 148 amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The other provisions of FAS 148 are effective for the Operating Partnership with the beginning of fiscal year 2003. The Operating Partnership does not plan to change its method of accounting for stock options therefore, the adoption of remaining provisions of FAS 148 will not have an impact on our financial position or results of operations.

In November 2002, the FASB approved for issuance FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is possible that certain of the entities through which and with which the Operating Partnership conducts business, including those described in Notes 3(b) and 5 will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities of such entities were approximately $81,228 and $79,458 at December 31, 2002. The Operating Partnership's maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees, which totaled $29,239 as of December 31, 2002. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Operating Partnership's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

(m) Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Real Estate

(a) Rental Properties

Rental properties consist of multifamily properties with a net book value of $1,273,691 and other rental properties (office buildings, recreational vehicle parks, and manufactured housing communities) with a net book value of $50,444.

The properties are located in California, Washington, Oregon, Nevada and Texas. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

For the years ended December 31, 2002, 2001, and 2000, gain on the sales of real estate was $8,061(net of minority interests), $3,788, and $4,022, respectively. The Operating Partnership utilized Internal Revenue Code section 1031 to defer the majority of the taxable gains resulting from these sales.

For the years ended December 31, 2002, 2001, and 2000, depreciation expense on real estate within continuing operations was $37,042, $35,915, and $30,442, respectively. For the years ended December 31, 2002, 2001, and 2000, depreciation expense on real estate within discontinued operations was $191, $380, and $323, respectively.

(b) Investments

The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund managed by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is the Fund 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. At December 31, 2002, the Fund has approximately $400 million of investment capacity.

The current portfolio of stabilized properties of the Fund as of December 31, 2002 is set forth below:

                                                                Loan        Fixed     Loan
                                                               Amount     Interest  Maturity
        Property Name              Location        Units    ($ in millions  Rate      Date
----------------------------- ------------------- --------  ------------- --------- ---------
Andover Park Apartments       Beaverton, OR           240  $        12.4      6.66%   Oct-11
The Arboretum at Lake Forest  Lake Forest, CA         225        n/a         n/a       n/a
The Crest at Phillips Ranch   Pomona, CA              501           35.7      7.99%   Jul-05
Vista del Rey                 Tustin, CA              116            8.0      6.95%   Feb-11
Hunt Club                     Lake Oswego, OR         256           11.7      7.05%   Feb-11
Ocean Villa                   Oxnard, CA              119        n/a         n/a       n/a
Rosebeach Apartments          La Mirada, CA           174            8.4      7.09%   Feb-11
Villas at Carlsbad            Carlsbad, CA            102        n/a         n/a       n/a
Foxborough Homes              Orange, CA               90            4.9      7.84%   Jul-09
                                                  --------  -------------
   Total                                            1,823  $        81.1
                                                  ========  =============

In June 2002, the Fund amended and restated its existing $75 million secured revolving subscription facility. The renewed facility was increased to $125 million and bears interest at LIBOR plus 0.875%. As of December 31, 2002, the line had an outstanding balance of $86.4 million, with an interest rate of approximately 2.4%. The credit line matures in December 2003. The facility agreement contains debt covenants related to limitations on mortgage indebtedness.

In addition to distributions with respect to its pro-rata share of the Fund's Limited Partnership Interest invested capital, VFGP (1) is to receive special priority distributions from the Fund in the annual amount of 1% of the Fund's unreturned third party capital, payable quarterly for managing the Fund's operations, and (2) may receive over the life of the Fund incentive distributions up to 20% of the cumulative net profits on the Fund's investments, if the Fund exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP is to also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

Subject to specific exceptions, the Fund will generally be the Operating Partnership's exclusive investment vehicle for new investments until the earlier of (i) the date at least 90% of the Fund's aggregate capital commitments have been invested or committed or reserved for investments or (ii) December 31, 2003. The exceptions are: (1) properties acquired to complete transactions intended to qualify for non-recognition under Section 1031 of the Internal Revenue Code, (2) transactions involving properties with 75 units or less, (3) transactions which require equity securities of the Operating Partnership, including convertible or exchangeable securities, with a value of at least $750,000, (4) follow-on investments and re-building of properties which have been destroyed or damaged, (5) land leases with remaining terms of less than 35 years; and (6) other transactions which are prohibited from being consummated on behalf of the Fund due to express restrictions or diversification limitations. The Operating Partnership is not prohibited from utilizing it's development and redevelopment capabilities to improve properties that it currently owns or acquires pursuant to the preceding exceptions.

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

In December 1999, the Operating Partnership entered into a joint venture arrangement (AEW joint venture) and received an approximate 20% equity interest in the joint venture. The Operating Partnership contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture. The Operating Partnership also contributed land and development rights for a development community, Tierra Vista, located in Oxnard, California. The AEW joint venture completed construction and reached stabilized operations of Tierra Vista in 2001. On April 17, 2002, Riverfront Apartments and Casa Mango Apartments were sold to an unrelated third party. The combined sales price was approximately $52,000. The buyer of these two properties assumed two non- recourse mortgages in the cumulative amount of approximately $26,500, with a 6.5% fixed interest rate, which matures in February 2009. The Operating Partnership's equity in income from the gain on the sale of real estate is $2,000 and is presented as interest and other income in the accompanying consolidated statement of operations. The Operating Partnership contributed the assets to the joint venture in December 1999 at costs of approximately $41,000. In addition, the Operating Partnership earned a fee in conjunction with the sale of these assets in the amount of $1,110 and this fee is presented as interest and other income in the accompanying consolidated statement of operations. In the third quarter of 2002, the Operating Partnership recognized an incentive fee it earned related specifically to these two asset sales in the amount of $475. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

The Operating Partnership holds limited partnership interests in 17 partnerships which collectively own ten multifamily properties, comprised of 1,831 units (Down REIT entities). These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock on a one unit per share basis. Redemption values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. The equity in income or loss reported by the Operating Partnership under the equity method of accounting by these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

The Operating Partnership has investments in two taxable REIT subsidiaries, EMC and Essex Fidelity I Corporation (EFC). The Operating Partnership has a 99% economic interest in these entities through its ownership of nonvoting preferred stock. Executives of the Operating Partnership have a 1% economic interest through ownership of 100% of the common stock and for the years ended December 31, 2002, 2001 and 2000 have not received any form of compensation from this ownership interest. These entities were formed for the purpose of acquiring, developing and managing real property and are accounted for on the equity method of accounting. As of December 31, 2002, EFC owns one 67-unit townhome community and an investment in Internet Realty Partners. The investments were made using proceeds from loans made by the Operating Partnership.

                                                                            2002       2001
                                                                          ---------  ---------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC................................................................ $  13,234  $  31,214
   Limited partnership interest of 20.4% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P..................    17,832     17,119
   Limited partnership interest of 20% in AEW joint ventures............     7,352     10,729
   Class A Member interest of 45% in Park Hill LLC......................     5,652      5,754
   Preferred limited partnership interests in Mountain Vista
     Apartments.........................................................     5,276      4,004
   Limited partnership interests of 1% to 30% in Down REIT
     entities...........................................................    11,346     16,610
                                                                          ---------  ---------
       Total equity method investments..................................    60,692     85,430

   Other investments, primarily EFC and EMC.............................       520     10,030
                                                                          ---------  ---------
       Total investments................................................ $  61,212  $  95,460
                                                                          =========  =========

Distributions in excess of earnings in joint ventures:
   Limited partnership interests of 1% to 30% in Down REIT
     entities........................................................... $  (7,810) $      --
                                                                          =========  =========

Distributions in excess of earnings in joint ventures has been classified within accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                                              December 31,
                                                                          --------------------
                                                                            2002       2001
 Balance sheets:                                                          ---------  ---------
    Real estate and real estate under development....................... $ 612,349  $ 682,310
    Other assets........................................................    36,014     51,182
                                                                          ---------  ---------
        Total assets.................................................... $ 648,363  $ 733,492
                                                                          =========  =========

    Mortgage notes payable.............................................. $ 378,408  $ 421,556
    Other liabilities...................................................   135,192    113,357
    Partners' equity....................................................   134,763    198,579
                                                                          ---------  ---------
        Total liabilities and partners' equity.......................... $ 648,363  $ 733,492
                                                                          =========  =========

 Operating Partnership's share of equity................................ $  53,402  $  95,460
                                                                          =========  =========

                                                                                      Years ended
                                                                                      December 31,
                                                                          --------------------------------
                                                                            2002       2001        2000
                                                                          ---------  ---------   ---------
  Statements of operations:
     Total revenue...................................................... $  97,950  $  70,414  $   39,097
     Total expenses.....................................................    63,798     60,289      34,502
                                                                          ---------  ---------   ---------
         Total net income............................................... $  34,152  $  10,125  $    4,595
                                                                          =========  =========   =========

  Operating Partnership's share of net income........................... $   7,576  $   3,854  $    1,333
                                                                          =========  =========   =========

(c) Real Estate Under Development

The Operating Partnership is developing six multifamily residential communities, with an aggregate of 1,518 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for this projects are approximately $299.0 million. As of December 31, 2002, the remaining development commitment, including those held in joint ventures, is approximately $118.5 million, of which approximately $51.2 million is the Operating Partnership's commitment.

(4) Notes Receivable from Investees and Other Related Parties

Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2002 and 2001:

                                                                            2002       2001
                                                                          ---------  ---------
Notes receivable from joint venture investees:
   Note receivable EFC, secured by Moanalua Hillside Apartment
     bearing interest at 7% repaid on July 1, 2002...................... $      --  $  34,000
   Note receivable from Highridge Apartments, secured, bearing
     interest at 10%, due on demand.....................................     2,950      2,950
   Notes receivable from EFC, secured, bearing interest at LIBOR
     + 2.5%, due 2004...................................................    14,979     13,305
   Notes receivable from EFC, unsecured, bearing interest at
     7.5%, due 2011.....................................................       726      1,150
   Receivable from Newport Beach North LLC and Newport Beach
     South LLC, due on demand...........................................       376        974
Other related party receivables, unsecured:
   Loans to officers prior to July 31, 2002, bearing interest at 8%,
    due April 2006......................................................       633        633
   Other related party receivables, substantially all due on
     demand.............................................................     4,417      3,002
                                                                          ---------  ---------
                                                                         $  24,081  $  56,014
                                                                          =========  =========

The Company's officers and directors do not have a substantial economic interest in these joint venture investees.

Other related party receivables consist primarily of accrued interest income on related party notes receivable from investees and other related parties and loans to officers, advances and accrued management fees from joint venture partnerships, and unreimbursed expenses due from EMC.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2002 and 2001:

                                                                            2002       2001
                                                                          ---------  ---------
Note receivable from Derian Ave, LLC, secured, bearing interest at 9.3%, due on demand................................................ $  15,000  $  15,000
Note receivable from DOIT City Heights Los Angeles L.P.,
  secured, interest payable monthly at 9%, principal due
  December 2007.........................................................     2,434      2,434
Note receivable from Derian Ave, LLC, secured, bearing interest
  at 15.0%, due on demand...............................................     2,058      1,372
Other receivables.......................................................    11,826     10,965
                                                                          ---------  ---------
                                                                         $  31,318  $  29,771
                                                                          =========  =========

(6) Related Party Transactions

The Operating Partnership provides some of its fee-based asset management and disposition services as well as third-party property management and leasing services through EMC. The Operating Partnership owns 100% of EMC's 19,000 shares of nonvoting preferred stock. Executives of the Operating Partnership own 100% of EMC's 1,000 shares of common stock. All general and administrative expenses of the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2002, 2001, and 2000 totaled $2,717, $2,635, and $1,247, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

The Company's Chairman, George Marcus, is also the Chairman of the Marcus & Millichap Company (MM), which is a real estate brokerage firm. During the years ended December 31, 2002, 2001, and 2000, the Operating Partnership paid brokerage commissions totaling $0, $0, and $289 to MM on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of MM brokerage commissions on certain transactions in which the Operating Partnership is a party.

Interest and other income includes interest income of $1,639, $1,236, and $1,863 for the years ended December 31, 2002, 2001, and 2000, respectively, which was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest (Joint Ventures). Interest and other income also include management fee income and investment income earned by the Operating Partnership from its Joint Ventures in which it has an ownership interest of $15,463, $11,567, and $1,955 for the years ended December 31, 2002, 2001, and 2000, respectively.

(7) Mortgage Notes Payable

Mortgage notes payable consist of the following as of December 31, 2002 and 2001:

                                                                                  2002       2001
                                                                                ---------  ---------
Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable................................................................ $ 238,501  $ 240,000
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 5.490% to 8.055%, principal and interest payments due monthly, and maturity dates ranging from February 2003 through
  January 2013................................................................   322,015    198,140
Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
  (approximately 2.0% for December 2002 and 3.0% for December 2001), plus credit enhancement and underwriting fees ranging from approximately 1.2 to 1.9%.
  The bonds are convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is that 20% of the units are subject to tenant income qualifications criteria. Principal balances are due in full at various maturity dates from July 2020 through December 2026. These bonds are subject to interest rate protection agreements through August 2003, limiting the interest rate
  with respect to such bonds to a maximum interest rate of 7.1% to 7.3%.......    59,420     58,820
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to 7.08%, principal and interest payments due monthly, and maturity dates ranging from January 2005 through April 2005. Under
  certain conditions these loans can be converted to unsecured notes payable..    33,664     42,723
Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly through
  January 2026. Among the terms imposed on the property, which is security for the bonds, is a requirement that 20% of the units are subject to tenant income qualification criteria.
  The interest rate will be repriced in February 2008 at the then
  current tax-exempt bond rate................................................    16,198     16,493
Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is a requirement that
  20% of the units are subject to tenant income qualifications criteria.......     7,765      8,025
                                                                                ---------  ---------
                                                                               $ 677,563  $ 564,201
                                                                                =========  =========

The aggregate scheduled maturities of mortgage notes payable are as follows:

   2003....................................................................... $  25,584
   2004.......................................................................     8,094
   2005.......................................................................    41,074
   2006.......................................................................    20,474
   2007.......................................................................    63,214
   Thereafter.................................................................   519,123
                                                                                ---------
                                                                               $ 677,563
                                                                                =========

In October 1997, the Operating Partnership entered into four forward treasury contracts for an aggregate notional amount of $60,000, locking the 10-year treasury rate at between 6.15% and 6.26%. These contracts were entered into to limit the interest rate exposure on identified future debt financing requirements relating to real estate under development and the refinancing of a $18,101 fixed rate loan. These contracts were settled by June 2000. During 2000, the four contracts were sold, resulting in a net realized gain of $1,384, which is being amortized over the life of the related debt.

During the years ended December 31, 2002, 2001, and 2000, the Operating Partnership refinanced various mortgages and incurred a loss on the early extinguishment of debt of $0, $0, and $119 related to the write-off of the unamortized mortgage loan fees and prepayment penalties.

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

(8) Lines of Credit

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $195,000. The first line, in the amount of $165,000, matures in May 2004, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate which uses a tiered rate structure tied to the Company corporate ratings, if any, and leverage rating, which has been priced at LIBOR + 1.10% during 2002 and LIBOR + 1.15% 2001. As of December 31, 2002 and 2001, the interest rate was approximately 2.6% and 3.0%, respectively. As of December 31, 2002 and 2001, the Operating Partnership had $96,500 and $44,459 outstanding on this line of credit, respectively. A second line of credit in the amount of $30,000 matures in December 2003. Outstanding balances, if any, on this second line bear interest based on a tiered-rate structure currently at LIBOR plus 1.10%. As of December 31, 2002, the interest rate was approximately 2.6%. As of December 31, 2002 and 2001, the Operating Partnership had $30,000 outstanding on this line of credit, respectively. The Operating Partnership had no outstanding letters of credit as of December 31, 2002. As of December 31, 2002, the 30-day LIBOR rate was approximately 1.5%.

The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

(9) Equity Transactions

As of December 31, 2002, the Operating Partnership has the following cumulative redeemable preferred units outstanding.

                                                     Liquidation
    Description         Issue Date         Units     Preference
------------------ -------------------- -----------  ----------
7.875% Series B          February 1998   1,200,000  $   60,000
7.875% Series B           April 1998       400,000  $   20,000
9.125% Series C          November 1998     500,000  $   25,000
9.300% Series D            July 1999     2,000,000  $   50,000
9.250% Series E         September 1999   2,200,000  $   55,000

Dividends on the units are payable quarterly. The holders of the units do not have any voting rights. Holders of the units generally have the right to exchange their units on or after the tenth anniversary of the Issue Date, or in some cases later than such tenth anniversary, for shares of the Company's cumulative redeemable preferred stock at identical economic terms. The Operating Partnership has the right to redeem the units on the fifth anniversary after the issue date. These preferred units are included in minority interests in the accompanying consolidated balance sheet.

In May 2001, the Company's Board of Directors authorized the Operating Partnership to purchase from time to time shares of the Company's Common Stock, in an amount up to $50,000, at a price not to exceed $48.00 per share in the open market or through negotiated or block transactions. The timing of any repurchase will depend on the market price and other market conditions and factors. Essex expects to use working capital or proceeds from the sale of properties to provide funds for this program. The purpose of the program is to acquire stock related to real estate transactions involving the issuance of partnership units in the Operating Partnership and similar interests. This program supersedes its common stock repurchase plan as announced on March 25, 1999. In October 2001, March 2002 and July 2002 the Operating Partnership acquired 100,700, 10,500 and 400,000 shares of the Company's outstanding Common Stock. The weighted average exercise price paid for these repurchase was approximately $48.00 per share. Pursuant to these acquisitions, since May 2001 and through December 2002, the Operating Partnership has purchased $24,536 of the $50,000 aggregate amount authorized for repurchase by the Board of Directors. The amount paid for the shares is reflected as a reduction of the common stock and additional-paid-in-capital in the Operating Partnership's consolidated balance sheets.

Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000 of debt securities.

(10) Per Unit Data

Basic and diluted income from continuing operations per calculated as follows for the years ended December 31:

                                                  2002                          2001                          2000
                                       ----------------------------  ----------------------------  ----------------------------
                                                Weighted-     Per             Weighted-     Per             Weighted-     Per
                                                average      Unit             average      Unit             average      Unit
                                        Income   Units      Amount    Income   Units      Amount    Income   Units      Amount
                                       -------- --------    -------  -------- --------    -------  -------- --------    -------
Income from continuing operations.... $ 68,583                      $ 72,038                      $ 67,228
Less: dividends on preferred units...  (18,319)                      (18,319)                      (18,564)
                                       --------                      --------                      --------
Basic:
 Income from continuing operations
   available to common units.........   50,264   20,812    $  2.41    53,719   20,688    $  2.60    48,664   20,308    $  2.40
                                                            =======                       =======                       =======
Effect of Dilutive Securities:
 Convertible limited
   partnership units.................       --       -- (1)               --       -- (1)               --       -- (1)
 Convertible preferred units.........       --       --                   --       --                  246      108
 Stock options(2)....................       --      156                   --      317                   --      315
 Vested series Z incentive units.....       --       40                   --       --                   --       --
                                       -------- --------             -------- --------             -------- --------
Diluted:
 Income from continuing operations
   available to common units......... $ 50,264   21,008    $  2.39  $ 53,719   21,005    $  2.56  $ 48,910   20,731    $  2.35
                                       ======== ========    =======  ======== ========    =======  ======== ========    =======

(1) Securities not included because they were anti-dilutive.

(2) The following stock options are not included in the diluted earnings per unit calculation because the exercise price of the option was greater than the average market price of the common shares for the year and, therefore, the effect would be anti-dilutive:

                                   2002            2001            2000
                              --------------  --------------  --------------
Number of options...........             76             145              12
Range of exercise prices....  $50.480-54.250  $49.250-54.250  $45.063-54.250

(11) Stock Based Compensation

The Essex Property Trust, Inc. 1994 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees of the Operating Partnership. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,375,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

In connection with the Company's 1994 initial public offering, the Company provided a one-time grant of options to Marcus & Millichap ("MM") to purchase 220,000 shares of common stock at the initial public offering price of $19.50 per share pursuant to an agreement whereby Marcus & Millichap Real Estate Investment Brokerage Company, a subsidiary of MM, will provide real estate transaction, trend and other information to the Operating Partnership for a period of ten years. In February 2002, MM exercised and sold the shares underlying this one-time grant. This option was exercised in a "cashless" transaction pursuant to FAS 123, whereby MM was issued 129,302 shares of Company common stock based on the current market price of the Company's common stock of $47.30 at the time of exercise.

The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 2002, 2001, and 2000.

Issuance of Company common stock to Operating Partnership employees and directors results in an issuance of an equal amount of common units to the general partner. Therefore, all references to "shares" results in an equivalent movement in the Operating Partnership's common units.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001, and 2000 and changes during the years ended on those dates is presented below:

                                              2002                2001                2000
                                       ------------------- ------------------- -------------------
                                                  Weighted-           Weighted-           Weighted-
                                                  average             average             average
                                                  exercise            exercise            exercise
                                        Shares     price    Shares     price    Shares     price
                                       ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning of year......  918,676  $  32.15   885,958  $  28.48   954,449  $  26.24
Granted...............................  162,750     49.15   162,500     49.88   125,000     40.93
Exercised............................. (322,944)    22.57  (111,982)    27.57  (151,591)    22.50
Forfeited and canceled................  (14,790)    43.65   (17,800)    43.42   (41,900)    36.01
                                       ---------           ---------           ---------
Outstanding at end of year............  743,692     39.81   918,676     32.14   885,958     28.48
                                       =========           =========           =========

Options exercisable at year end.......  383,442     34.25   567,632     26.51   560,681     25.06
The following table summarizes information about stock options outstanding as of December 31, 2002:

                          Options outstanding           Options exercisable
                  ----------------------------------- -----------------------
                     Number     Weighted-                Number
                  outstanding    average    Weighted- exercisable   Weighted-
                     as of      remaining    average     as of       average
    Range of      December 31, contractual  exercise  December 31,  exercise
 exercise prices      2002        life        price       2002        price
----------------- ------------ -----------  --------- ------------  ---------
 $16.28-21.70          31,716   1.5 years  $   19.34       31,716  $   19.34
  21.70-27.13          30,700   6.2 years      26.11        6,700      26.05
  27.13-32.55         102,131   5.5 years      30.07       79,081      29.79
  32.55-37.98         189,046   4.9 years      34.25      183,996      34.24
  37.98-43.40          65,849   7.4 years      39.46       31,349      38.76
  43.40-48.83         157,000   9.0 years      48.22       22,900      46.82
  48.83-54.25         167,250   8.4 years      50.67       27,700      50.58
                  ------------                        ------------
                      743,692   6.8 years      39.81      383,442      34.25
                  ============                        ============

On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Operating Partnership in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase by 10% (20% in 2002) on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. The conversion ratio as of January 1, 2002 was 20% which resulted in 40,000 Series Z Incentive Units being convertible into up to an equal amount of common Operating Partnership Units. On January 1, 2003, the conversion ratio increased by 8%, to 28% based on the approval of the Board of Directors. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

Through December 31, 2002, the Operating Partnership has granted 42,586 stock units under the Operating Partnership's Phantom Stock Unit Agreement to two of the Operating Partnership's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Operating Partnership expects to issue to the executives the number of shares of common units equal to the number of units vested, or at the Operating Partnership's option, an equivalent amount in cash. The Operating Partnership has historically chosen the cash payment option at the end of each year since inception of the agreement. Distributions are paid by the Operating Partnership on the vested and unvested portion of shares and are recorded as a component of general and administrative expense. For the years ended December 31, 2002, 2001, and 2000, compensation cost was $265, $327, and $262, respectively, related to this plan.

(12) Segment Information

In accordance with FASB No. 131, Disclosures about Segments of an Enterprise and Related Information, the Operating Partnership defines its reportable operating segments as the three geographical regions in which its multifamily residential properties are located: Northern California, Southern California, and the Pacific Northwest.

Nonsegment revenues and net operating income included in the following schedule consist of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Also excluded from segment revenues are interest and other corporate income. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges.

The accounting policies of the segments are the same as those described in note 2. The Operating Partnership evaluates performance based upon net operating income from the combined properties in each segment.

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2002, 2001, and 2000:

                                                                       Years Ended December 31,
                                                                  ----------------------------------
                                                                     2002        2001        2000
                                                                  ----------  ----------  ----------
Revenues:
   Southern California.......................................... $   74,537  $   69,996  $   66,362
   Northern California..........................................     59,750      65,812      57,998
   Pacific Northwest............................................     41,989      45,109      41,527
   Other areas..................................................        989         470          --
                                                                  ----------  ----------  ----------
       Total segment revenues...................................    177,265     181,387     165,887
Interest and other income.......................................     22,857      22,152      10,969
                                                                  ----------  ----------  ----------
       Total revenues........................................... $  200,122  $  203,539  $  176,856
                                                                  ==========  ==========  ==========
Net operating income:
   Southern California.......................................... $   52,427  $   47,979  $   45,883
   Northern California..........................................     43,840      50,178      44,608
   Pacific Northwest............................................     28,235      30,884      28,953
   Other areas..................................................        309          69         352
                                                                  ----------  ----------  ----------
       Total segment net operating income.......................    124,811     129,110     119,796
Interest and other income.......................................     22,857      22,152      10,969
Depreciation and amortization:
   Southern California..........................................    (14,464)    (13,658)    (12,492)
   Northern California..........................................    (11,081)    (10,813)     (8,946)
   Pacific Northwest............................................    (11,169)    (11,168)     (8,841)
   Other areas..................................................       (328)       (276)       (163)
                                                                  ----------  ----------  ----------
                                                                    (37,042)    (35,915)    (30,442)
Interest:
   Southern California..........................................     (7,659)     (7,959)     (7,911)
   Northern California..........................................    (11,317)    (10,126)     (5,605)
   Pacific Northwest............................................     (6,068)     (6,456)     (7,096)
   Nonsegment...................................................     (9,968)    (14,205)     (9,432)
                                                                  ----------  ----------  ----------
                                                                    (35,012)    (38,746)    (30,044)
Amortization of deferred financing costs........................       (605)       (657)       (639)
General and administrative......................................     (6,291)     (7,498)     (6,062)
                                                                  ----------  ----------  ----------
       Income from continuing operations before gain on the sale
         of real estate, minority interests,discontinued operations
         and extraordinary item................................. $   68,718  $   68,446  $   63,578
                                                                  ==========  ==========  ==========

Assets:
   Southern California.......................................... $  700,877  $  452,160  $  478,835
   Northern California..........................................    293,541     297,512     284,775
   Pacific Northwest............................................    251,252     259,884     268,235
   Other areas..................................................     78,465       9,375       5,064
                                                                  ----------  ----------  ----------
       Net real estate assets...................................  1,324,135   1,018,931   1,036,909
Nonsegment assets...............................................    295,599     310,527     244,940
                                                                  ----------  ----------  ----------
       Total assets............................................. $1,619,734  $1,329,458  $1,281,849
                                                                  ==========  ==========  ==========

(13) 401(k) Plan

The Operating Partnership has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution to a maximum of $.5 (per individual) per year. Operating Partnership contributions to the Plan were approximately $107, $116, and $98 for the years ended December 31, 2002, 2001, and 2000.

(14) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable from investees and other related parties and notes and other receivables approximate fair value as of December 31, 2002 and 2001, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership's $618,143 of fixed rate debt at December 31, 2002 is approximately $576,894 based on the terms of existing mortgage notes payable compared to those available in the marketplace. At December 31, 2001, the Operating Partnership's fixed rate mortgage notes payable of $505,381 had an approximate market value of $497,989. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2002 and 2001 due to the short-term maturity of these instruments.

(15) Commitments and Contingencies

The Operating Partnership had no outstanding letters of credit relating to financing and development transactions as of December 31, 2002.

In conjunction with an acquisition of a property by the Operating Partnership in 2000, the Operating Partnership has committed to provide a loan of up to $4,400 subject to conditions. The commitment expired in February 2003 without any loan being provided by the Operating Partnership.

The Operating Partnership is involved in various lawsuits arising out of the ordinary course of business and certain other legal matters. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Operating Partnership's financial position, results of operations or liquidity.

In September 1999, the Operating Partnership formed a program in which directors and management of the Operating Partnership can participate indirectly in an investment in the Company's common stock. The participants have entered into a swap agreement with a securities broker whereby the securities broker has acquired, in open market transactions, 223,475 shares of the Company's common stock. The agreement terminates in five years at which time the settlement amount is determined by comparing the original purchase price of the stock plus interest at a rate of LIBOR plus 1.5% to the termination date market value of the shares and all dividends received during the investment period. In certain circumstances, the participants may be required to provide collateral to the securities broker. The Operating Partnership has guaranteed performance of the participants with respect to any obligations relating to the swap agreement. From August 2001 through May 2002, the directors and management effected an early termination of the agreement with respect to the 223,475 shares, realizing a gain of approximately $15 per share.

(16) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2002 and 2001:

                                   Quarter ended  Quarter ended  Quarter ended  Quarter ended
                                    December 31   September 30      June 30       March 31
                                   -------------  -------------  -------------  -------------
2002:
Total revenues before gain on
  the sales of real estate....... $      50,934  $      48,795  $      50,983  $      49,410
                                   =============  =============  =============  =============

Income from continuing operations
  before gain on sale of real estate,
  minority interests, and
  discontinued operations ....... $      15,422  $      16,578  $      19,510  $      17,208
                                   =============  =============  =============  =============

Gain on the sales of real estate. $          --  $          --  $       9,051  $          --
                                   =============  =============  =============  =============

       Net income................ $      15,392  $      16,551  $      28,592  $      17,352
                                   =============  =============  =============  =============
Per unit data:
 Net income:
   Basic......................... $        0.52  $        0.58  $        1.15  $        0.61
                                   =============  =============  =============  =============

   Diluted....................... $        0.52  $        0.58  $        1.14  $        0.61
                                   =============  =============  =============  =============

2001:
Total revenues before gain on
  the sales of real estate....... $      52,185  $      51,236  $      50,518  $      49,600
                                   =============  =============  =============  =============

Income from continuing operations
  before gain on sale of real estate,
  minority interests, and
  disconintued operations........ $      16,937  $      17,392  $      17,362  $      16,755
                                   =============  =============  =============  =============

Gain on the sales of real estate. $          --  $       3,788  $          --  $          --
                                   =============  =============  =============  =============

       Net income................ $      17,027  $      21,311  $      17,515  $      16,895
                                   =============  =============  =============  =============
Per unit data:
 Net income:
   Basic......................... $        0.60  $        0.81  $        0.62  $        0.60
                                   =============  =============  =============  =============

   Diluted....................... $        0.59  $        0.79  $        0.62  $        0.59
                                   =============  =============  =============  =============

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

                                                                                                  Initial cost
                                                                                         ---------------------------        Costs
                                                                                                         Buildings       capitalized
                                                                                                            and          subsequent to
             Property                    Units            Location         Encumbrance       Land       improvements     acquisition
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------
Encumbered multifamily properties
 Summerhill Park                              100    Sunnyvale, CA       $             $       2,654  $       4,918    $         696
 Oak Pointe                                   390    Sunnyvale, CA                             4,842         19,776            5,827
 Summerhill Commons                           184    Newark, CA                                1,608          7,582            1,230
 Pathways                                     296    Long Beach, CA                            4,083         16,757            8,482
 Stevenson Place (The Apple)                  200    Fremont, CA                                 996          5,582            6,318
 Foothill Commons                             360    Bellevue, WA                              2,435          9,821            3,270
 Woodland Commons                             236    Bellevue, WA                              2,040          8,727            1,922
 Palisades                                    192    Bellevue, WA                              1,560          6,242            2,041
                                                                           -----------   ------------   ------------     ------------
                                                                               98,501         20,218         79,405           29,786
                                                                           -----------   ------------   ------------     ------------
 Wharfside Pointe                             142    Seattle, WA                               2,245          7,020            1,187
 Emerald Ridge                                180    Bellevue, WA                              3,449          7,801            1,092
 Sammamish View                               153    Bellevue, WA                              3,324          7,501              909
                                                                           -----------   ------------   ------------     ------------
                                                                               18,086          9,018         22,322            3,188
                                                                           -----------   ------------   ------------     ------------
 Brighton Ridge                               264    Renton, WA                                2,623         10,800            1,266
 Landmark                                     285    Hillsboro, OR                             3,655         14,200            1,245
 Eastridge                                    188    San Ramon, CA                             6,068         13,628              471
                                                                           -----------   ------------   ------------     ------------
                                                                               26,411         12,346         38,628            2,982
                                                                           -----------   ------------   ------------     ------------
 Fountain Court                               320    Bellevue, WA                              6,702         27,306              429
 Hillcrest Park (Mirabella)                   608    Newbury Park, CA                         15,318         40,601            7,310
 Hillsborough Park                            235    La Habra, CA                              6,291         15,455              173
                                                                           -----------   ------------   ------------     ------------
                                                                               80,000         28,311         83,362            7,912
                                                                           -----------   ------------   ------------     ------------
 The Shores                                   462    San Ramon, CA                            12,105         18,252           15,390
 Waterford                                    238    San Jose, CA                             11,808         24,500            2,247
                                                                           -----------   ------------   ------------     ------------
                                                                               60,000         23,913         42,752           17,637
                                                                           -----------   ------------   ------------     ------------
 Alpine Village                               306    Alpine, CA                18,290          4,967         19,868               --
 Bridle Trails                                 92    Kirkland, WA               4,046          1,500          5,930              283
 Bunker Hill Towers                           456    Los Angeles, CA           17,465         11,498         27,871            1,052
 Camarillo Oaks                               564    Camarillo, CA             27,185         10,953         25,254            4,350
 Coral Gardens                                200    El Cajon, CA              11,762          3,638         14,552               --
 Devonshire                                   276    Hemet, CA                 11,908          3,470         13,882               --
 Hampton Park (Columbus)                       83    Glendale, CA               4,399          2,407          5,672            1,364
 Hampton Place (Lorraine)                     132    Glendale, CA               8,168          4,288         11,081            1,322
 Huntington Breakers                          342    Huntington Beach, CA      22,661          9,306         22,720            1,877
 Inglenook Court                              224    Bothell, WA                8,300          3,467          7,881            1,757
 Jackson School Village                       200    Hillsboro, OR              8,949          2,588         10,452              559
 Kings Road                                   196    Los Angeles, CA           15,670          4,023          9,527              654
 Le Pac Luxury Apartments (Plumtree)          140    Santa Clara, CA           14,700          3,090          7,421            4,146
 Maple Leaf                                    48    Seattle, WA                1,977            805          3,283              121
 Mariners Place                               105    Oxnard, CA                 4,190          1,555          6,103              387
 Meadowood                                    320    Simi Valley, CA           16,198          7,852         18,592            1,552
 Monterey Villas (The Village)                122    Oxnard, CA                12,800          2,349          5,579            3,808
 Monterra del Rey (Glenbrook)                  84    Pasadena, CA               4,320          2,312          4,923            2,112
 Monterra del Sol (Euclid)                     85    Pasadena, CA               2,780          2,202          4,794            1,929
 Mt. Sutro                                     99    San Francisco, CA          6,066          2,334          8,507              452
 Park Place/Windsor Court/Cochran             176    Los Angeles, CA           18,870          4,965         11,806              638
 Spring Lake                                   69    Seattle, WA                2,165            838          3,399              128
 Stonehedge Village                           196    Bothell, WA                8,743          3,167         12,603              903
 Summit Park                                  300    San Diego, CA             22,680          5,959         23,836               --
 The Bluffs                                   224    San Diego, CA             13,111          3,405          7,743              461
 The Carlyle                                  132    San Jose, CA              16,386          3,954         15,277            8,603
 Treetops                                     172    Fremont, CA                9,800          3,520          8,182            1,252
 Wandering Creek                              156    Kent, WA                   5,300          1,285          4,980            1,245
 Wilshire Promenade                           149    Fullerton, CA              7,252          3,118          7,385            4,205
 Wimbledon Woods                              560    Hayward, CA               55,084          9,883         37,670            2,795
 Windsor Ridge                                216    Sunnyvale, CA             12,740          4,017         10,315              967
                                                                           -----------   ------------   ------------     ------------
                                                                              676,963        222,521        643,557          110,427
                                                                           -----------   ------------   ------------     ------------

                                            Gross amount carried at close of period
                                      ------------------------------------------------                                                Depreciable
                                        Land and        Buildings and                    Accumulated      Date of            Date        lives
             Property                 improvements      improvements        Total(1)     depreciation   construction       acquired     (years)
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------ -----------
Encumbered multifamily properties
 Summerhill Park                    $       2,656  $              5,612  $      8,268  $       2,564           1988       09/88          3-40
 Oak Pointe                                 4,846                25,599        30,445         14,527           1973       12/88          3-30
 Summerhill Commons                         1,525                 8,895        10,420          4,067           1987       07/87          3-40
 Pathways                                   6,239                23,083        29,322          8,121           1975       02/91          3-30
 Stevenson Place (The Apple)                1,001                11,895        12,896          5,615           1971       04/82          3-30
 Foothill Commons                           2,440                13,086        15,526          7,534           1978       03/90          3-30
 Woodland Commons                           2,044                10,645        12,689          5,767           1978       03/90          3-30
 Palisades                                  1,565                 8,278         9,843          5,022       1969/1977 (2)  05/90          3-30
                                      ------------   -------------------   -----------   ------------
                                           22,316               107,093       129,409         53,217
                                      ------------   -------------------   -----------   ------------
 Wharfside Pointe                           2,256                 8,196        10,452          3,004           1990       06/94          3-30
 Emerald Ridge                              3,449                 8,893        12,342          3,246           1987       11/94          3-30
 Sammamish View                             3,331                 8,403        11,734          2,886           1986       11/94          3-30
                                      ------------   -------------------   -----------   ------------
                                            9,036                25,492        34,528          9,136
                                      ------------   -------------------   -----------   ------------
 Brighton Ridge                             2,656                12,033        14,689          2,317           1986       12/96          3-30
 Landmark                                   3,700                15,400        19,100          3,538           1990       08/96          3-30
 Eastridge                                  6,090                14,077        20,167          3,116           1988       08/96          3-30
                                      ------------   -------------------   -----------   ------------
                                           12,446                41,510        53,956          8,971
                                      ------------   -------------------   -----------   ------------
 Fountain Court                             6,985                27,452        34,437          2,572           2000       03/00          3-30
 Hillcrest Park (Mirabella)                15,755                47,474        63,229          7,682           1973       03/98          3-30
 Hillsborough Park                          6,272                15,647        21,919          2,447           1999       09/99          3-30
                                      ------------   -------------------   -----------   ------------
                                           29,012                90,573       119,585         12,701
                                      ------------   -------------------   -----------   ------------
 The Shores                                12,660                33,087        45,747          5,315           1988       01/97          3-30
 Waterford                                 13,148                25,407        38,555          2,042           2000       06/00          3-30
                                      ------------   -------------------   -----------   ------------
                                           25,808                58,494        84,302          7,357
                                      ------------   -------------------   -----------   ------------
 Alpine Village                             4,967                19,868        24,835             19           1971       12/02          3-30
 Bridle Trails                              1,531                 6,182         7,713          1,170           1986       10/97          3-30
 Bunker Hill Towers                        11,639                28,782        40,421          4,937           1968       03/98          3-30
 Camarillo Oaks                            11,069                29,488        40,557          6,017           1985       07/96          3-30
 Coral Gardens                              3,638                14,552        18,190             14           1976       12/02          3-30
 Devonshire                                 3,470                13,882        17,352             14           1988       12/02          3-30
 Hampton Park (Columbus)                    2,425                 7,018         9,443            828           1974       06/99          3-30
 Hampton Place (Lorraine)                   4,307                12,384        16,691          1,498           1970       06/99          3-30
 Huntington Breakers                        9,315                24,588        33,903          4,572           1984       10/97          3-30
 Inglenook Court                            3,474                 9,631        13,105          4,457           1985       10/94          3-30
 Jackson School Village                     2,698                10,901        13,599            822           1996       09/00          3-30
 Kings Road                                 4,031                10,173        14,204          2,056           1979       06/97          3-30
 Le Parc Luxury Apartments (Plumtree)       3,092                11,565        14,657          3,035           1975       02/94          3-30
 Maple Leaf                                   828                 3,381         4,209            629           1986       10/97          3-30
 Mariners Place                             1,562                 6,483         8,045            550           1987       05/00          3-30
 Meadowood                                  7,898                20,098        27,996          4,568           1986       11/96          3-30
 Monterey Villas (The Village)              2,415                 9,321        11,736          1,378           1974       07/97          3-30
 Monterra del Rey (Glenbrook)               2,435                 6,912         9,347            839           1972       04/99          3-30
 Monterra del Sol (Euclid)                  2,386                 6,539         8,925            789           1972       04/99          3-30
 Mt. Sutro                                  2,724                 8,569        11,293            982           1973       06/01          3-30
 Park Place/Windsor Court/Cochran           5,015                12,394        17,409          1,836           1988       08/97          3-30
 Spring Lake                                  859                 3,506         4,365            644           1986       10/97          3-30
 Stonehedge Village                         3,201                13,472        16,673          1,623           1986       10/97          3-30
 Summit Park                                5,959                23,836        29,795             22           1972       12/02          3-30
 The Bluffs                                 3,440                 8,169        11,609          1,581           1974       06/97          3-30
 The Carlyle                                5,789                22,045        27,834          1,319           2000       04/00          3-30
 Treetops                                   3,580                 9,374        12,954          2,514           1978       01/96          3-30
 Wandering Creek                            1,296                 6,214         7,510          2,010           1986       11/95          3-30
 Wilshire Promenade                         3,803                10,905        14,708          1,939           1992       01/97          3-30
 Wimbledon Woods                           10,350                39,998        50,348          6,660           1975       03/98          3-30
 Windsor Ridge                              4,020                11,279        15,299          4,581           1989       03/89          3-40
                                      ------------   -------------------   -----------   ------------
                                          231,834               744,671       976,505        155,285
                                      ------------   -------------------   -----------   ------------

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2002
(Dollars in thousands)

                                                                                                  Initial cost
                                                                                         ---------------------------        Costs
                                                                                                         Buildings       capitalized
                                                                                                            and          subsequent to
             Property                    Units            Location         Encumbrance       Land       improvements     acquisition
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------
Unencumbered multifamily properties
 Alpine Country                               108    Alpine, CA                                1,741          6,964               --
 Avondale at Warner Center                    446    Woodland Hills, CA                       10,536         24,522            2,830
 Bonita Cedars                                120    Bonita, CA                                2,496          9,983               --
 Bristol Commons                              188    Sunnyvale, CA                             5,278         11,853            1,272
 Cambridge                                     40    Chula Vista, CA                             497          1,986               --
 Carlton Heights                               70    Santee, CA                                1,099          4,397               --
 Casa Tierra                                   40    El Cajon, CA                                522          2,088               --
 Castle Creek                                 216    Newcastle, WA                             4,149         16,028              979
 City Heights (3)                              --    Los Angeles, CA                           9,655             --              190
 Country Villas                               180    Oceanside, CA                             4,174         16,698               --
 Emerald Palms                                152    San Diego, CA                             2,909         11,637               --
 Evergreen Heights                            200    Kirkland, WA                              3,566         13,395              811
 Fairway (4)                                   74    Newport Beach, CA                            --          7,850            1,045
 Foothill/Twincreeks                          176    San Ramon, CA                             5,875         13,992            1,232
 Grand Regency                                 60    Escondido, CA                               881          3,522               --
 Linden Square                                183    Seattle, WA                               4,374         11,588              244
 Lofts at Pinehurst (Villa Scandia)           118    Ventura, CA                               1,570          3,912            3,606
 Marbrisa                                     202    Long Beach, CA                            4,700         18,800               67
 Marina Cove (5)                              292    Santa Clara, CA                           5,320         16,431            2,371
 Meadows @ Cascade                            198    Vancouver, WA                             2,261          9,070            1,192
 Mesa Village                                 133    Clairemont, CA                            1,888          7,552               --
 Mira Woods                                   355    Mira Mesa, CA                             7,165         28,660               --
 Mirabella                                    188    Marina Del Rey, CA                        6,180         26,673              228
 Monterra del Mar (Windsor Terrace)           123    Pasadena, CA                              2,188          5,263            3,614
 Salmon Run                                   132    Bothell, WA                               3,717         11,483              226
 Shadow Point                                 172    Spring Valley, CA                         2,812         11,248               --
 St. Cloud                                    302    Houston, TX                               2,140          8,560               --
 Tierra del Sol/Norte                         156    El Cajon, CA                              2,455          9,822               --
 The Laurels                                  164    Mill Creek, WA                            1,559          6,430              581
 Trabucco Villas                              132    Lake Forest, CA                           3,638          8,640              797
 Village @ Cascade                            192    Vancouver, WA                             2,103          8,753               74
 Vista Capri - East                            26    San Diego, CA                               262          1,047               --
 Vista Capri - North                          106    San Diego, CA                             1,663          6,653               --
 Vista Point (3)(6)                            --    Anaheim, CA                                  --             --               73
 Woodlawn Colonial                            159    Chula Vista, CA                           2,344          9,374               --
                                      ------------                         -----------   ------------   ------------     ------------
                                           16,860                             676,963        334,238        998,431          131,859
                                      ------------                         -----------   ------------   ------------     ------------
Other real estate assets
Office Buildings
 925 East Meadow (7)                                 Palo Alto, CA                 --          1,401          3,172              912
 22120 Clarendon (8)                                 Woodland Hills, CA            --            903          3,600              140
 2399 Camino Del Rio South                           San Diego, CA                 --            200            800               --
 3205 Moore Street                                   San Diego, CA                 --             60            240               --

Recreational vehicle parks
 Circle RV                                           El Cajon, CA                  --          2,375          2,375               --
 Diamond Valley                                      Hemet, CA                     --            650            650               --
 Golden Village                                      Hemet, CA                     --          4,000          4,000               --
 Riviera RV                                          Las Vegas, NV                 --            750            750               --
 Vacationer                                          El Cajon, CA                  --          1,975          1,975               --

Manufactured housing communities
 Green Valley                                        Vista, CA                     --          3,750          3,750               --
 Riviera                                             Las Vegas, NV                 --          6,500          6,500               --
                                                                           -----------   ------------   ------------     ------------
Total multifamily and other real estate
 asstes                                                                  $    676,963  $     356,802  $   1,026,243    $     132,911
                                                                           ===========   ============   ============     ============

Development communities (9)
 The Essex on Lake Merritt                    270    Oakland, CA                   --          5,500             --           67,200
 The San Marcos (Vista del Mar)               312    Richmond, CA                  --         10,474             --           35,426
 Hidden Valley - Parker Ranch                 324    Simi Valley, CA              600          6,000             --           12,100
                                                                           -----------   ------------   ------------     ------------
                                                                         $        600  $      21,974  $          --    $     114,726
                                                                           ===========   ============   ============     ============

                                            Gross amount carried at close of period
                                      ------------------------------------------------                                                Depreciable
                                        Land and        Buildings and                    Accumulated      Date of            Date        lives
             Property                 improvements      improvements        Total(1)     depreciation   construction       acquired     (years)
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------ -----------
Unencumbered multifamily properties
 Alpine Country                     $       1,741  $              6,964  $      8,705              7           1986       12/02          3-30
 Avondale at Warner Center                 10,601                27,287        37,888          3,207           1989       01/97          3-30
 Bonita Cedars                              2,496                 9,983        12,479              9           1983       12/02          3-30
 Bristol Commons                            5,288                13,115        18,403          2,639           1989       01/97          3-30
 Cambridge                                    497                 1,986         2,483              2           1965       12/02          3-30
 Carlton Heights                            1,099                 4,397         5,496              4           1979       12/02          3-30
 Casa Tierra                                  522                 2,088         2,610              2           1972       12/02          3-30
 Castle Creek                               4,833                16,323        21,156          2,404           1997       12/97          3-30
 City Heights (3)                           9,845                    --         9,845             --           1968       12/00            --
 Country Villas                             4,174                16,698        20,872             16           1976       12/02          3-30
 Emerald Palms                              2,909                11,637        14,546             11           1986       12/02          3-30
 Evergreen Heights                          3,649                14,123        17,772          2,842           1990       06/97          3-30
 Fairway (4)                                    9                 8,886         8,895          1,135           1972       06/99          3-30
 Foothill/Twincreeks                        5,962                15,137        21,099          3,112           1985       02/97          3-30
 Grand Regency                                881                 3,522         4,403              3           1967       12/02          3-30
 Linden Square                              4,202                12,004        16,206          1,010           1994       06/00          3-30
 Lofts at Pinehurst (Villa Scandia)         1,612                 7,476         9,088          1,022           1971       06/97          3-30
 Marbrisa                                   4,752                18,815        23,567            157           1987       09/02          3-30
 Marina Cove (5)                            5,324                18,798        24,122          6,879           1974       06/94          3-30
 Meadows @ Cascade                          2,337                10,186        12,523          1,926           1988       11/97          3-30
 Mesa Village                               1,888                 7,552         9,440              7           1963       12/02          3-30
 Mira Woods                                 7,165                28,660        35,825             27           1982       12/02          3-30
 Mirabella                                  6,190                26,891        33,081          2,384           2000       05/00          3-30
 Monterra del Mar (Windsor Terrace)         2,735                 8,330        11,065          1,158           1972       09/97          3-30
 Salmon Run                                 3,800                11,626        15,426            833           2000       10/00          3-30
 Shadow Point                               2,812                11,248        14,060             11           1983       12/02          3-30
 St. Cloud                                  2,140                 8,560        10,700              8           1968       12/02          3-30
 Tierra del Sol/Norte                       2,455                 9,822        12,277              9           1969       12/02          3-30
 The Laurels                                1,595                 6,975         8,570          1,436           1981       12/96          3-30
 Trabucco Villas                            3,843                 9,232        13,075          1,622           1985       10/97          3-30
 Village @ Cascade                          2,154                 8,776        10,930          1,622           1995       12/97          3-30
 Vista Capri - East                           262                 1,047         1,309              1           1967       12/02          3-30
 Vista Capri - North                        1,663                 6,653         8,316              6           1975       12/02          3-30
 Vista Point (3)(6)                            73                    --            73             --           1968       07/85            --
 Woodlawn Colonial                          2,344                 9,374        11,718              9           1974       12/02          3-30
                                      ------------   -------------------   -----------   ------------
                                          345,686             1,118,842     1,464,528        190,805
                                      ------------   -------------------   -----------   ------------
Other real estate assets
Office Buildings
 925 East Meadow (7)                        1,765                 3,720         5,485            765           1984       11/97          3-30
 22120 Clarendon (8)                         1001                 3,642         4,643            220           1982       03/01          3-30
 2399 Camino Del Rio South                    200                   800         1,000              1           1978       12/02          3-30
 3205 Moore Street                             60                   240           300             --           1957       12/02          3-30

Recreational vehicle parks
 Circle RV                                  2,375                 2,375         4,750              4           1977       12/02          3-30
 Diamond Valley                               650                   650         1,300              1           1974       12/02          3-30
 Golden Village                             4,000                 4,000         8,000              6           1972       12/02          3-30
 Riviera RV                                   750                   750         1,500              2           1969       12/02          3-30
 Vacationer                                 1,975                 1,975         3,950              3           1973       12/02          3-30

Manufactured housing communities
 Green Valley                               3,750                 3,750         7,500              5           1973       12/02          3-30
 Riviera                                    6,500                 6,500        13,000              9           1969       12/02          3-30
                                      ------------   -------------------   -----------   ------------
Total multifamily and other real estate
 asstes                             $     368,712  $          1,147,244  $  1,515,956  $     191,821
                                      ============   ===================   ===========   ============

Development communities (9)
 The Essex on Lake Merritt                 67,200                    --        67,200             --             --       06/99               --
 The San Marcos (Vista del Mar)            35,426                    --        35,426             --             --       09/00               --
 Hidden Valley - Parker Ranch              12,100                    --        12,100             --             --       08/00               --
                                      ------------   -------------------   -----------   ------------

Total development communities       $     114,726  $                 --  $    114,726  $          --
                                      ============   ===================   ===========   ============

(1)  The aggregate cost for federal income tax purposes is $1,043,857,391.
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
(9)  All construction costs are reflected as real estate under development in the Company's consolidated balance sheets until the project reaches stabilization.

A summary of activity for real estate and accumulated depreciation is as follows:

                                    2002        2001        2000                                               2002       2001       2000
                                 ----------  ----------  ----------                                          ---------  ---------  ---------
Real estate:                                                          Accumulated depreciation:
   Balance at beginning of year $1,175,200  $1,156,408  $  929,076      Balance at beginning of year....... $ 156,269  $ 119,499  $  96,605
   Improvements................     16,346      25,839      18,348      Dispositions.......................    (1,684)        --     (7,871)
   Acquisition of real estate..    335,508      15,904     238,938      Depreciation expense--Acquisitions.       157        758      2,626
   Disposition of real estate..    (11,098)    (22,951)    (29,954)     Depreciation expense...............    37,079     36,012     28,139
                                 ----------  ----------  ----------                                          ---------  ---------  ---------
   Balance at end of year...... $1,515,956  $1,175,200  $1,156,408    Balance at end of year............... $ 191,821  $ 156,269  $ 119,499
                                 ==========  ==========  ==========                                          =========  =========  =========

See accompanying independent auditors' report.

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	Essex Portfolio, L.P. (Registrant) By: Essex Property Trust, Inc. Its: General Partner By: /s/ MICHAEL J. SCHALL Michael J. Schall Senior Executive Vice President Chief Financial Officer and Director

S-1

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith R. Guericke and Michael J. Schall, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10- K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date
/s/ GEORGE M. MARCUS George M. Marcus	Chairman of the Board	March 31, 2003
/s/ KEITH R. GUERICKE Keith R. Guericke	President and Chief Executive Officer and Vice Chairman (Principal Executive Officer)	March 31, 2003
/s/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2003
/s/ MARK J. MIKL Mark J. Mikl	Vice President and Controller (Principal Accounting Officer)	March 31, 2003
/s/ WILLIAM A. MILLICHAP William A. Millichap	Director	March 31, 2003
/s/ GARY P. MARTIN Gary P. Martin	Director	March 31, 2003
/s/ ROBERT E. LARSON Robert E. Larson	Director	March 31, 2003
/s/ THOMAS E. RANDLETT Thomas E. Randlett	Director	March 31, 2003
/s/ DAVID W. BRADY David W. Brady	Director	March 31, 2003
/s/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	March 31, 2003
/s/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	March 31, 2003

S-2

ESSEX PORTFOLIO, L.P.

CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Keith R. Guericke, Chief Executive Office of Essex Property Trust, Inc., the general partner of the registrant Essex Portfolio, L.P., hereby certify that:

1. I have reviewed this annual report on Form 10-K of Essex Porfolio, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Keith R. Guericke

Keith R. Guericke

Chief Executive Officer

I, Michael J. Schall, Chief Financial Officer of Essex Property Trust, Inc., the general partner of the registrant Essex Portfolio, L.P., hereby certify that:

1. I have reviewed this annual report on Form 10-K of Essex Portfolio, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael J. Schall

Michael J. Schall

Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document	Note
2.1	Agreement and Plan of Reorganization by and among Essex, Merger Sub, Sachs, the Sachs Shareholders and John M. Sachs, dated December 17, 2002. Certain exhibits and schedules referenced in the Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the Securities and Exchange Commission upon request. Attached as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	--
3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	--
3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	--
3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996	(1)
3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.6	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996.	(1)
3.7	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
3.8	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998.	(2)
3.9	Certificate of Correction to Exhibit 3.2 dated February 12, 1999.	(2)
3.10	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.11	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference. reference.	--
3.12	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
3.13	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.14	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company's Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	--
4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	--
4.3	Amendment to Rights Agreement, dated as of February 28, 2002 attached as Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	--
10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	--
10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	--
10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998.	(2)
10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.9	Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan, attached as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.10	Form of Non-Competition Agreement between Essex and each of Keith R. Guericke and George M. Marcus, attached as Exhibit 10.5 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.11	Termination of Non-Compete Agreement between Essex Property Trust, Inc. and George M. Marcus attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
10.12	Contribution Agreement by and among Essex, the Operating Partnership and the Limited Partners in the Operating Partnership, attached as Exhibit 10.6 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.13	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.14	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
10.15	Agreement by and among MM, MM REIBC and the Operating Partnership and Essex regarding Stock Options attached as Exhibit 10.14 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.16	Co-Brokerage Agreement by and among Essex, the Operating Partnership, MM REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Registration No. 33- 76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.17	General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company's Registration Statement on Form S-11 (Registration No.33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.18	Form of Investor Rights Agreement between Essex and the Limited Partner of the Operating Partnership attached as Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.19	Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.20	Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.21	Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.22	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.4 to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.23	Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.24	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.25	First Amended and Restated Agreement of Limited Partnership of Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.26	Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I Investors, Irvington Square Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.27	$100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.	--
10.28	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	--
10.29	Executive Severance Plan attached as Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.30	Second Amended and Restated Revolving Credit Agreement, dated May 10, 2002, among Essex Portfolio, L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	--
10.31	Registration Rights Agreement by and among Essex and the Sachs shareholders, dated December 17, 2002, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	--
10.32	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003.	--
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	--
21.1	List of Subsidiaries of Essex Property Trust, Inc.	--
23.1	Consent of KPMG LLP.	--
99.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______

* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.