Form 10-Q
period 2003-03-31
ESSEX PORTFOLIO LP
filed 2003-05-15
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

ESSEX PORTFOLIO, L.P.
FORM 10-Q
INDEX

Part I -- Financial Information

Item 1. Financial Statements (Unaudited)

Essex Portfolio, L.P., a California limited partnership, (the "Operating Partnership") effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. ("Essex" or the "Company"). Essex Property Trust, Inc., a real estate investment trust incorporated in the State of Maryland, is the sole general partner of the Operating Partnership.

The information furnished in the accompanying consolidated unaudited balance sheets, statements of operations, partners' capital and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                           March 31,    December 31,
                                                              2003          2002
                                                          ------------  ------------
                         Assets
Real estate:
  Rental properties:
     Land and land improvements                          $    391,944  $    368,712
     Buildings and improvements                             1,204,802     1,147,244
                                                          ------------  ------------
                                                            1,596,746     1,515,956
     Less accumulated depreciation                           (203,429)     (191,821)
                                                          ------------  ------------
                                                            1,393,317     1,324,135
  Investments                                                  62,780        61,212
  Real estate under development                                80,641       143,756
                                                          ------------  ------------
                                                            1,536,738     1,529,103
Cash and cash equivalents-unrestricted                         10,367         8,562
Cash and cash equivalents-restricted                            9,928         9,265
Notes receivable from investees and related parties            26,141        24,081
Notes and other receivables                                    30,254        31,318
Prepaid expenses and other assets                               9,442        11,133
Deferred charges, net                                           6,064         6,272
                                                          ------------  ------------
                                                         $  1,628,934  $  1,619,734
                                                          ============  ============

           Liabilities and Partners' Capital
Mortgage notes payable                                   $    658,896  $    677,563
Lines of credit                                               153,000       126,500
Accounts payable and accrued liabilities                       35,131        35,791
Dividends payable                                              20,216        17,879
Other liabilities                                               8,355         8,157
                                                          ------------  ------------
          Total liabilities                                   875,598       865,890
Minority interests                                              5,680         5,727

Partners' capital:
    General partner - common equity                           488,594       491,314

    Limited partners:
       Common equity                                           54,572        52,313
       Preferred equity                                       204,490       204,490
                                                          ------------  ------------
                                                              259,062       256,803
                                                          ------------  ------------
          Total partners' capital                             747,656       748,117
                                                          ------------  ------------
Commitments and contingencies
                                                         $  1,628,934  $  1,619,734
                                                          ============  ============

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

                                                           Three Months Ended
                                                                March 31,
                                                         ------------------------
                                                            2003         2002
                                                         -----------  -----------
Revenues:
   Rental                                               $    54,162  $    42,119
   Other property                                             1,734        1,316
                                                         -----------  -----------
      Total property                                         55,896       43,435
   Interest and other                                         3,099        5,977
                                                         -----------  -----------
      Total revenues                                         58,995       49,412
                                                         -----------  -----------
Expenses:
   Property operating expenses:
      Maintenance and repairs                                 3,873        2,809
      Real estate taxes                                       4,376        3,150
      Utilities                                               2,637        2,031
      Administrative                                          5,985        3,626
      Advertising                                               860          622
      Insurance                                                 716          343
      Depreciation and amortization                          11,609        8,986
                                                         -----------  -----------
                                                             30,056       21,567
   Interest                                                  10,799        8,789
   Amortization of deferred financing costs                     174          148
   General and administrative                                 1,838        1,700
                                                         -----------  -----------
      Total expenses                                         42,867       32,204
                                                         -----------  -----------
      Income from continuing operations before
        minority interests and discontinued
        operations                                           16,128       17,208
   Minority interests                                           (31)         (32)
                                                         -----------  -----------
      Income from continuing operations                      16,097       17,176

Discontinued operations -
   income from real estate sold                                  --          176
                                                         -----------  -----------
      Net income                                             16,097       17,352
Dividends on preferred units-limited partner                 (4,580)      (4,579)
                                                         -----------  -----------
      Net income available to common units              $    11,517  $    12,773
                                                         ===========  ===========
Per common Operating Partnership unit data:
   Basic:
      Income from continuing operations available to
        common units                                    $      0.49  $      0.60
      Income from discontinued operations                        --         0.01
                                                         -----------  -----------
      Net income                                        $      0.49  $      0.61
                                                         ===========  ===========
      Weighted average number of common partnership
        units outstanding during the period              23,281,861   20,785,699
                                                         ===========  ===========
   Diluted:
      Income from continuing operations available to
        common units                                    $      0.49  $      0.60
      Income from discontinued operations                        --         0.01
                                                         -----------  -----------
      Net income                                        $      0.49  $      0.61
                                                         ===========  ===========
      Weighted average number of common partnership
        units outstanding during the period              23,494,051   20,966,678
                                                         ===========  ===========

   Distributions per Operating Partnership common units $      0.78  $      0.77
                                                         ===========  ===========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Consolidated Statements of Partners' Capital
For the three months ended March 31, 2003 and the
year ended December 31, 2002
(Dollars and units in thousands)

                                         General Partner                  Limited Partners
                                  -------------------------------  -------------------------------
                                                        Preferred                        Preferred
                                    Common Equity        Equity       Common Equity       Equity
                                  --------------------  ---------  --------------------  ---------
                                    Units     Amount     Amount      Units     Amount     Amount       Total
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2001       18,428  $ 381,674  $      --      2,286  $  45,563  $ 204,490   $ 631,727

Issuance of common units under
   stock-based compensation plan       246      3,376         --         --         --         --       3,376
Shares purchased by
   Operating Partnership              (411)   (19,715)        --         --         --         --     (19,715)
Redemption of limited partner
   common units                         --         --         --         (6)      (309)        --        (309)
Vested series Z incentive units         --         --         --         40        647         --         647
Issuance of common units             2,720    136,809         --         --         --         --     136,809
Reallocation of partners' capital       --     (6,937)        --         --      6,937         --          --
Net income                              --     52,874         --         --      6,694     18,319      77,887
Partners' distributions                 --    (56,767)        --         --     (7,219)   (18,319)    (82,305)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2002       20,983  $ 491,314  $      --      2,320  $  52,313  $ 204,490   $ 748,117

Issuance of common units under
   stock-based compensation plan        25        867         --         --         --         --         867
Issuance of limited partner
   common units                         --         --         --        110      5,768         --       5,768
Redemption of limited partner
   common units                         --         --         --        (11)      (542)        --        (542)
Vested series Z incentive units         --         --         --         16        259         --         259
Reallocation of partners' capital       --      2,568         --         --     (2,568)        --          --
Net income                              --     10,231         --         --      1,286      4,580      16,097
Partners' distributions                 --    (16,386)        --         --     (1,944)    (4,580)    (22,910)
                                  ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at March 31, 2003          21,008  $ 488,594  $      --      2,435  $  54,572  $ 204,490   $ 747,656
                                  =========  =========  =========  =========  =========  =========   =========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                          --------------------
                                                                                              2003       2002
                                                                                          ---------  ---------
Net cash provided by operating activities                                                $  29,678  $  27,390
                                                                                          ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Improvements to recent acquisitions                                                  (1,049)      (750)
       Redevelopment                                                                          (181)    (2,206)
       Revenue generating capital expenditures                                                 (64)      (221)
       Non-revenue generating capital expenditures                                          (1,864)    (1,465)
   Decrease in restricted cash                                                                (663)    (1,322)
   Additions to notes receivable from investees, other
      related parties and other receivables                                                 (3,636)    (3,452)
   Repayment of notes receivable from investees, other
      related parties and other receivables                                                    529      2,705
   Additions to real estate under development                                               (6,742)   (16,399)
   Net distributions from (contributions to) investments in corporations
      and limited partnerships                                                              (1,389)     6,223
                                                                                          ---------  ---------
       Net cash used in investing activities                                               (15,059)   (16,887)
                                                                                          ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit                       27,447     17,000
   Repayment of mortgage and other notes payable and lines of credit                       (19,614)    (8,310)
   Additions to deferred charges                                                              (115)       (51)
   Contribution from stock options exercised and shares issued through
      dividend reinvestment plan - general partner                                             409        878
   Contributions from minority interest partners                                                --        (14)
   Distributions to limited partners and minority interest                                  (5,063)    (4,907)
   General partner shares purchased by limited partners                                         --       (499)
   Redemption of limited partnership units                                                    (542)        --
   Distributions to general partner                                                        (15,336)   (14,172)
                                                                                          ---------  ---------
      Net cash used in financing activities                                                (12,814)   (10,075)
                                                                                          ---------  ---------
Net increase in cash and cash equivalents                                                    1,805        428
Cash and cash equivalents at beginning of period                                             8,562      6,440
                                                                                          ---------  ---------
Cash and cash equivalents at end of period                                               $  10,367  $   6,868
                                                                                          =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $902 and $1,696 capitalized                            $   9,155  $   7,064
                                                                                          =========  =========

Supplemental disclosure of non-cash investing and financing activities:
      Additional investment in limited partnership:
          Investments                                                                    $      --  $   2,840
          Accounts payable                                                                      --     (2,840)
                                                                                          ---------  ---------
                                                                                         $      --  $      --
                                                                                          =========  =========

Issuance of limited partner common units in connection with the purchase of real estate  $   5,768  $      --
                                                                                          =========  =========

Real estate under development transferred to rental property                             $  72,711  $      --
                                                                                          =========  =========

Issuance of general partner common units pursuant to phantom stock plan                  $     458  $      --
                                                                                          =========  =========

See accompanying notes to the consolidated unaudited financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2003 and 2002
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

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2002.

The Company is the sole general partner in the Operating Partnership, with an 89.9%, 90.0% and 88.9% general partnership interest as of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

As of March 31, 2003, the Operating Partnership operates and has ownership interests in 113 multifamily properties (containing 23,969 units), five recreational vehicle parks (comprising 1,717 spaces), four office buildings (with approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership and will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. At March 31, 2003 the Fund has approximately $400 million of investment capacity utilizing leverage of 65%.

The Operating Partnership invests in joint ventures, which generally involve single multifamily property acquisitions. For joint ventures entered into prior to January 31, 2003,the Operating Partnership accounts for these investments under the equity or consolidation methods of accounting based on the voting control it exercises through its ownership interests in these affiliates. For joint ventures entered into after January 31, 2003, the Operating Partnership follows the guidance provided by FASB Interpretation No 46 (FIN 46), "Consolidation of Variable Interest Entities." The Operating Partnership did not enter into any new joint ventures during the quarter ended March 31, 2003. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Operating Partnership's consolidated financial statements.

Included in the Operating Partnership's investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special minority interest limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of Essex's common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At March 31, 2003, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,473,198. The equity in income or loss reported by the Operating Partnership under the equity method of accounting for these down REIT entities is the net income of these down REIT entities as reduced by the income allocated to the other limited partners which is equal to the distributions they received.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

During the three months ended March 31, 2003 and 2002, the Operating Partnership's equity in income from investments accounted for using the equity method was $1,801 and $2,501and is classified as "Interest and other income" in the accompanying consolidated statement of operations.

Certain prior year balances have been reclassified to conform to the current year presentation.

Stock-based Compensation

The Operating Partnership applies APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans granted to employees and directors of the Operating Partnership. Under APB 25, no compensation cost has been recognized for stock options granted to employees and directors of the Operating Partnership since all such stock options were granted with an exercise price equal to the fair market value of the underlying common stock. For the Operating Partnership's long-term incentive plan and phantom stock plan, compensation expense recognized during the three months ended March 31, 2003 and 2002 was $408 and $911, respectively. Had compensation cost for these stock options and the Operating Partnership's other plans been determined based on the fair value at the grant dates consistent with the fair value method pursuant to FAS 123, the Operating Partnership's net income applicable to common units for the three months ended March 31, 2003 and 2002 would have been reduced to the pro forma amounts indicated below:

                                            --------------------
                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                              2003       2002
                                            ---------  ---------
Net income available to common units:
   As reported                             $  11,517  $  12,773
   Pro forma                                  11,416     12,647

Basic earnings per common share:
   As reported                             $    0.49  $    0.61
   Pro forma                                    0.49       0.61

Diluted earnings per common share:
   As reported                             $    0.49  $    0.61
   Pro forma                                    0.49       0.60

Weighted-average fair value of stock
   options granted during the periods
   presented                               $    3.21  $    4.69

The fair value of stock options granted each period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                             ------------------------
                                Three Months Ended
                                     March 31,
                             ------------------------
                                2003         2002
                             -----------  -----------
Risk-free interest rates        2.17%     3.08%-4.62%
Expected lives                 6 years      6 years
Volatility                     17.91%       18.92%
Dividend yield                  6.12%        6.30%

(2) Significant Transactions for the Quarter ended March 31, 2003

  Debt Transactions

  On January 15, 2003, the Operating Partnership repaid a non-recourse mortgage that matured in the amount of $18,800, with an interest rate of 7.6%.

  Development Communities

  The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2003, the Operating Partnership (including the Fund's development communities) has ownership interests in five development communities, with an aggregate of 1,248 multifamily units and an estimated total cost of $226,300 of which approximately $102,300 remains to be expended and of which approximately $40,300 is the Operating Partnership's commitment.

  During the first quarter, the Operating Partnership reached stabilized operations at one property, The Essex on Lake Merritt, a 270-unit luxury high- rise apartment community located in Oakland, California, and continued lease-up at The San Marcos, a 312-unit apartment community located in Richmond, California. The Operating Partnership projects The San Marcos is expected to reach stabilized operations during the third quarter of 2003.

  Redevelopment Communities

  The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2003, the Operating Partnership had no communities in redevelopment.

  Equity Transactions

  On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35,000, which excluded a contingent payment to be paid by the Operating Partnership pursuant to the terms of the agreement. The amount of the contingent payment was disputed, and submitted to binding arbitration. On March 19, 2003, in connection with that arbitration, the Operating Partnership was directed to issue an additional 109,875 operating partnership units to the seller. As a result, the Operating Partnership has increased its capitalized acquisition cost of this asset by approximately $6,200. The arbitration award has not been finalized as of the date of this report, and is not expected to be materially in excess of what was recorded to date.

  Private Equity Fund

Development Communities of the Fund

At March 31, 2003 the Fund has three development communities with an aggregate of 612 multifamily units and an estimated total cost of $122,300 of which $78,900 remains to be expended and approximately $16,900 is the Operating Partnership's commitment.

Debt Transactions of the Fund

On January 30, 2003, the Fund obtained a non-recourse mortgage on a previously unencumbered property in the amount of $23,200, with a 5.16% fixed interest rate, which matures in February 2010.

(3) Related Party Transactions

All general and administrative expenses of the Operating Partnership and Essex Management Corporation, an unconsolidated preferred stock subsidiary of the Operating Partnership ("EMC"), are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC. Expenses allocated to EMC for the three months ended March 31, 2003 and 2002 totaled $600 and $770, respectively. The allocation is reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

Interest and other income includes interest income of $79 and $446 for the three months ended March 31, 2003 and 2002, respectively. The majority of interest income was earned on the notes receivable from investees. Other income also includes management fee income and investment income from the Operating Partnership's investees of $3,016 and $2,769 for the three months ended March 31, 2003 and 2002.

Notes receivable from investees and other related party receivables as of March 31, 2003 and December 31, 2002 consist of the following:

                                                                                   March 31,    December 31,
                                                                                      2003          2002
                                                                                  ------------  ------------
   Notes receivable from joint venture investees:

      Note receivable from Highridge Apartments, secured, bearing
      interest at 10%, due on demand                                             $      2,950  $      2,950

      Notes receivable from Essex Fidelity I Corp ("EFC"), secured,
      bearing interest at LIBOR + 2.5%, due 2004                                       15,068        14,979

      Note receivable from EFC, unsecured, bearing interest at 7.5%, due 2011             390           726

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
      unsecured, non interest bearing, due on demand                                    1,125           376

   Other related party receivables:

      Loans to officers prior to July 31, 2002, secured, bearing interest at 8%,
      due April 2006                                                                      633           633

      Other related party receivables, substantially due on demand                      5,975         4,417
                                                                                  ------------  ------------
                                                                                 $     26,141  $     24,081
                                                                                  ============  ============

The Company's officers and directors do not have substantial economic interest in these joint venture investees.

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, advances and accrued management fees from joint venture investees and unreimbursed expenses due from EMC.

(4) New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Operating Partnership conducts business, including those described in Notes 3(b) and 5 of the Operating Partnership's December 31, 2002 consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities net of intercompany balances of such entities were estimated at $78,782 and $51,853 at March 31, 2003. The Operating Partnership's estimated maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees, which totaled $29,235, as of March 31, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Operating Partnership's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

(5) Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Nonsegment revenues and net operating income included in the following schedule consist of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Other nonsegment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented.

                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2003         2002
                                                        -----------  -----------
Revenues:
    Southern California                                $    26,406  $    17,418
    Northern California                                     15,604       15,231
    Pacific Northwest                                       10,321       10,645
    Other non-segment areas                                  3,565          141
                                                        -----------  -----------
                                                            55,896       43,435
Interest and other income                                    3,099        5,977
                                                        -----------  -----------
        Total revenues                                 $    58,995  $    49,412
                                                        ===========  ===========
Net operating income:
    Southern California                                $    18,057  $    11,955
    Northern California                                     10,890       11,558
    Pacific Northwest                                        6,730        7,308
    Other non-segment areas                                  1,772           33
                                                        -----------  -----------
        Total net operating income                          37,449       30,854
Interest and other income                                    3,099        5,977
Depreciation and amortization:
    Southern California                                     (5,243)      (3,362)
    Northern California                                     (3,170)      (2,752)
    Pacific Northwest                                       (2,742)      (2,798)
    Other non-segment areas                                   (454)         (74)
                                                        -----------  -----------
                                                           (11,609)      (8,986)
Interest:
    Southern California                                     (3,471)      (1,838)
    Northern California                                     (2,787)      (2,810)
    Pacific Northwest                                       (1,067)      (1,521)
    Other non-segment areas                                 (3,474)      (2,620)
                                                        -----------  -----------
                                                           (10,799)      (8,789)
Amortization of deferred financing costs                      (174)        (148)
General and administrative                                  (1,838)      (1,700)
                                                        -----------  -----------
        Income from continuing operations before
          minority interests and discontinued
          operations                                   $    16,128  $    17,208
                                                        ===========  ===========

(5) Segment Information (continued)

                                                         March 31,   December 31,
                                                           2003         2002
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $   697,382  $   700,877
    Northern California                                    368,791      293,541
    Pacific Northwest                                      249,075      251,252
    Other non-segment areas                                 78,069       78,465
                                                        -----------  -----------
        Total net real estate assets                     1,393,317    1,324,135
  Other non-segment assets                                 235,617      295,599
                                                        -----------  -----------
        Total assets                                   $ 1,628,934  $ 1,619,734
                                                        ===========  ===========

(6) Net Income Per Unit

                                                Three Months Ended              Three Months Ended
                                                   March 31, 2003                  March 31, 2002
                                          ------------------------------  ------------------------------
                                                     Weighted     Per                Weighted     Per
                                                      Average     Unit                Average     Unit
                                           Income      Units     Amount    Income      Units     Amount
                                          ---------  ---------  --------  ---------  ---------  --------
Basic:
  Income from continuing operations
    available to common units            $  11,517     23,282  $   0.49  $  12,597     20,786  $   0.60
  Income from discontinued operations           --     23,282        --        176     20,786      0.01
                                          ---------             --------  ---------             --------
                                            11,517             $   0.49     12,773             $   0.61
                                                                ========                        ========
  Effect of Dilutive Securities:
    Stock options (1)                           --        156                   --        181
    Vested series Z incentive units             --         56                   --         --
                                          ---------  ---------            ---------  ---------
                                                --        212                   --        181
                                          ---------  ---------            ---------  ---------
Diluted:
  Income from continuing operations
    available to common units               11,517     23,494  $   0.49     12,597     20,967  $   0.60
  Income from discontinued operations           --     23,494        --        176     20,967      0.01
                                          ---------             --------  ---------             --------
                                         $  11,517             $   0.49  $  12,773             $   0.61
                                          =========             ========  =========             ========

    The following stock options are not included in the diluted earnings per unit calculation because the exercise price of the option was greater than the average market price of the common share for the quarter and, therefore, would be anti-dilutive:

                                2003         2002
                            -----------  -----------
Number of options                    72          138
Range of exercise prices   $51.01-54.25  $49.25-54.2

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of Essex Portfolio, L.P. (the "Operating Partnership") for the three months ended March 31, 2003 and 2002. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

The Operating Partnership holds, directly or indirectly, all of the Company's interests in the Operating Partnership's properties and all of the Company's operations relating to the Company's properties are conducted through the Operating Partnership. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2003, December 31, 2002 and March 31, 2002, with an 89.9%, 90.0% and 88.9% general partnership interest in the Operating Partnership, respectively

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the three months ended March 31, 2003 and 2002. The Operating Partnership's multifamily properties (the "Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks. Since its formation, the Fund has acquired ten multifamily residential properties, representing 2,323 apartment units with an aggregate purchase price of approximately $244 million, excluding redevelopment expenses, and disposed of one multifamily residential property, consisting of 500 apartment units at a gross sales price of approximately $69.0 million resulting in a net realized gain of approximately $5.7 million. In addition, three development land parcels, where approximately 612 apartment units are planned for construction, have been purchased by the Fund with a total estimated cost for the projects of approximately $122.3 million. As of March 31, 2003, the remaining commitments to fund these projects is approximately $78.9 million of which approximately $16.9 million is the Operating Partnership's commitment.

Since the Operating Partnership began operations in June 1994, the Operating Partnership has acquired ownership interests in 100 multifamily residential properties, its headquarters building, three Southern California office buildings, five recreational vehicle parks, and two manufactured housing communities. With respect to the multifamily residential properties that the Operating Partnership acquired, 14 are located in Northern California, 64 are located in Southern California, 15 are located in the Seattle Metropolitan Area, five are located in the Portland Metropolitan Area and two are located in other areas. In total, these acquisitions consist of 20,380 units with total capitalized acquisition costs of approximately $1,254.3 million. Additionally, since its IPO, the Operating Partnership has developed and has ownership interests in ten multifamily properties that have reached stabilized operations. These development properties consist of 2,406 units with total capitalized development costs of $364.0 million. As part of its active portfolio management strategy, the Operating Partnership has disposed of, since its IPO, twelve multifamily residential properties (six in Northern California, five in Southern California and one in the Pacific Northwest) consisting of a total of 2,014 units, six retail shopping centers in the Portland, Oregon metropolitan area and its former headquarters building located in Northern California at an aggregate gross sales price of approximately $259.5 million resulting in a net realized gain of approximately $53.8 million.

The Operating Partnership (excluding the Fund's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 636 multifamily units. In connection with these development projects, the Operating Partnership has directly entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $104.0 million. As of March 31, 2003, the remaining commitment to fund these projects is approximately $23.4 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (stabilized properties consolidated by the Operating Partnership for each of the three months ended March 31, 2003 and 2002) was 95.2% and 92.8%, for the three months ended March 31, 2003 and 2002, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2003 and 2002 are as follows:

                                          Three months ended
                                               March 31,
                                          --------------------
                                            2003       2002
                                          ---------  ---------
Southern California                           95.2%      92.0%
Northern California                           95.8%      95.2%
Pacific Northwest                             94.5%      90.8%

Total Revenues increased by $9,583,000 or 19.4% to $58,995,000 in the first quarter of 2003 from $49,412,000 in the first quarter of 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                               Three Months Ended
                                                    March 31,
                                   Number of   --------------------   Dollar   Percentage
                                  Properties     2003       2002      Change     Change
                                  -----------  ---------  ---------  --------- -----------
Revenues:
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                 22  $  17,470  $  16,294  $   1,176         7.2%
      Northern California                 16     13,151     14,638     (1,487)      (10.2)
      Pacific Northwest                   23     10,321     10,645       (324)       (3.0)
                                  -----------  ---------  ---------  --------- -----------
          Properties                      61     40,942     41,577       (635)       (1.5)
  Property revenues - properties
    acquired subsequent to
    December 31, 2001 (1)                        14,954      1,858     13,096       704.8
                                               ---------  ---------  --------- -----------
      Total property revenues                    55,896     43,435     12,461        28.7
Interest and other income                         3,099      5,977     (2,878)      (48.2)
                                               ---------  ---------  --------- -----------
      Total revenues                          $  58,995  $  49,412  $   9,583        19.4%
                                               =========  =========  ========= ===========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities, and development communities.

As set forth in the above table, the $9,583,000 net increase in total revenues was mainly attributable to an increase of $13,096,000 attributable to multifamily properties acquired subsequent to December 31, 2001, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $2,878,000 and a decrease in quarterly same store properties of $635,000. Subsequent to December 31, 2001, the Operating Partnership acquired interests in 21 multifamily properties and achieved stabilized operations in three redevelopment communities and one development community (the "Quarterly Acquisition Properties").

Interest and other income decreased by $2,878,000 or 48.2% to $3,099,000 in the first quarter of 2003 from $5,977,000 in the first quarter of 2002. The decrease primarily relates to the payoff of notes receivable resulting in the decrease in interest income on notes receivables and the sale of co-investment assets resulting in the decrease in income earned on the Operating Partnership's co-investments.

Property revenues from the Quarterly Same Store Properties decreased by $635,000 or 1.5% to $40,942,000 in the first quarter of 2003 from $41,577,000 in the first quarter of 2002. The majority of this decrease was attributable to the 16 Quarterly Same Store Properties located in Northern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,487,000 or 10.2% to $13,151,000 in the first quarter of 2003 from $14,638,000 in the first quarter of 2002. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.8% in the first quarter of 2003 from 95.2% in the first quarter of 2002. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased by $324,000 or 3.0% to $10,321,000 in the first quarter of 2003 from $10,645,000 in the first quarter of 2002. The $324,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 94.5% in the first quarter of 2003 from 90.8% in the first quarter of 2002. The 22 multifamily residential properties located in Southern California offset the net decrease in total property revenues from the Quarterly Same Store Properties. The property revenues for these properties increased by $1,176,000 or 7.2% to $17,470,000 in the first quarter of 2003 from $16,294,000 in the first quarter of 2002. The $1,176,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.2% in the first quarter of 2003 from 92.0% in the first quarter of 2002.

Total Expenses increased by $10,663,000 or approximately 33.1% to $42,867,000 in the first quarter of 2003 from $32,204,000 in the first quarter of 2002. This increase was mainly due to an increase in interest expense $2,010,000 or 22.9% to $10,799,000 in the first quarter of 2003 from $8,789,000 in the first quarter of 2002. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances. Property operating expenses increased by $8,489,000 or 39.4% to $30,056,000 in the first quarter of 2003 from $21,567,000 in the first quarter of 2002. Of such operating expense increase $7,795,000 was attributable to the Quarterly Acquisition Properties.

Discontinued operations decreased by $176,000 to $0 in the first quarter of 2003 from $176,000 in the first quarter in 2002. This decrease is due to the reduction of operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Net income decreased by $1,255,000 or 7.2% to $16,097,000 in the first quarter of 2003 from $17,352,000 in the first quarter of 2002. The decrease in net income is mainly attributable to the factors noted above.

Liquidity and Capital Resources

At March 31, 2003, the Operating Partnership had $10,367,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

The Operating Partnership has two outstanding unsecured lines of credit for an aggregate amount of $195,000,000. The first line, in the amount of $165,000,000, matures in May 2004, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10%. At March 31, 2003 the Operating Partnership had $123,000,000 outstanding on this line of credit. A second line of credit in the amount of $30,000,000 matures in December 2003. Outstanding balances, if any, on this second line bear interest based on a tiered rate structure currently at LIBOR plus 1.10%. At March 31, 2003 the Operating Partnership had $30,000,000 outstanding on this line of credit. At March 31, 2003, these lines of credit bore interest rates of approximately 2.6%. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth. In addition, the Fund, the investment fund managed by the Operating Partnership, has an unsecured line of credit for an aggregate amount of $125,000,000. This line matures in December 2003. The line bears interest at LIBOR plus 0.875%. As of March 31 2003, the line had an outstanding balance of $71,260,000. The line provides for debt covenants relating to limitations on mortgage indebtedness.

In addition to the Operating Partnership's unsecured lines of credit, the Operating Partnership had $658,896,000 of secured indebtedness at March 31, 2003. Such indebtedness consisted of $598,527,000 in fixed rate debt with interest rates varying from 5.5% to 8.2% and maturity dates ranging from 2005 to 2026. The indebtedness also includes $60,369,000 of tax-exempt variable rate demand bonds with interest rates paid during the three months ended March 31, 2003 ranging from approximately 4.5% to 5.5% and maturity dates ranging from 2020 to 2032. The tax-exempt variable rate demand bonds are capped at interest rates ranging from 7.1% to 7.3%.

The Operating Partnership's unrestricted cash balance increased by $1,805,000 from $8,562,000 as of December 31,2002 to $10,367,000 as of March 31, 2003. The Operating Partnership generated $29,678,000 in cash from operating activities, used $15,059,000 cash in investing activities and used $12,814,000 cash in financing activities. The $15,059,000 net cash used in investing activities was primarily a result of $6,742,000 used to fund real estate under development, $3,636,000 used in additions to notes receivables from investees, other related parties and other receivables and $3,158,000 used to upgrade rental properties. The $12,814,000 net cash used in financing activities was primarily a result of $19,614,000 of repayments of mortgages and other notes payable and lines of credit, $15,336,000 of distributions to the general partner, $5,063,000 of distributions to limited partners and minority interest offset by $27,447,000 of proceeds from mortgages and other notes and line of credit.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $375 per weighted average occupancy unit in non- revenue generating capital expenditures for the year ended December 31, 2003. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2003 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing five multifamily residential projects, with an aggregate of 1,248 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $226,300,000. As of March 31, 2003, the remaining commitment to fund these development projects is approximately $102,300,000, of which approximately $40,300,000 is the Operating Partnership's commitment. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $342,000,000 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in short-term investment grade securities or is used by the Company to reduce balances outstanding under its line of credit.

Essex Apartment Value Fund, L.P. (the "Fund"), is an investment fund organized by the Operating Partnership in 2001. The Fund will be, subject to specific exceptions, the Operating Partnership's exclusive investment vehicle for new investments until the Fund's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. The Fund has total capital commitments of $250 million and is expected to utilize leverage of approximately 65% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by the Fund for its asset management, property management, development and redevelopment services and may receive incentive distributions if the Fund exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of March 31, 2003 is approximately $40.3 million.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                Less Than     2-3        4-5      Over 5
                                 1 Year      Years      Years      Years      Total
(In thousands)                  ---------  ---------  ---------  ---------  ---------
Mortgage notes payable         $   5,192  $  48,094  $  83,527  $ 522,083  $ 658,896
Lines of credit                   30,000    123,000         --         --    153,000
Development commitments(1)        40,300         --         --         --     40,300
Essex Apartment Value Fund, L.P.
   capital commitment             40,295         --         --         --     40,295
                                ---------  ---------  ---------  ---------  ---------
                               $ 115,787  $ 171,094  $  83,527  $ 522,083  $ 892,491
                                =========  =========  =========  =========  =========

(1) $32,502 of these commitments relate to hard contracts as of March 31, 2003.

New Accounting Pronouncements

In January 2003, the FASB approved for issuance FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The disclosure requirements of FIN 46 are effective for all financial statements initially issued after January 31, 2003. It is reasonably possible that certain of the entities through which and with which the Operating Partnership conducts business, including those described in Notes 3(b) and 5 of the Operating Partnership's December 31, 2002 consolidated financial statements will be deemed to be Variable Interest Entities (VIEs) under the provisions of FIN 46. The total assets and liabilities net of intercompany balances of such entities were estimated at $78,782 and $51,853 at March 31, 2003. The Operating Partnership's estimated maximum exposure to loss would be equal to its investments in these arrangements, plus the related debt guarantees, which totaled $29,235, as of March 31, 2003. The disclosures provided reflect management's understanding and analysis of FIN 46 based upon information currently available. The evaluation of the Operating Partnership's various arrangements is ongoing and is subject to change in the event additional interpretive guidance is provided by the Financial Accounting Standards Board or others.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non- revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Operating Partnership's partners in this Fund fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, and that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include those factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2002 and the following:

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in an economic downturn. The impacts of such recession on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

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

For the Years Ended           2003      2004      2005       2006      2007    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ---------
Fixed rate debt
   (In thousands)
Amount                     $  5,192  $  7,091  $  41,003  $ 20,397  $ 63,130  $   461,714     $ 598,527   $ 576,894
Average interest rate           6.9%      6.9%       6.9%      6.9%      6.9%         6.8%

Variable rate LIBOR debt
   (In thousands)
Amount                     $ 30,000  $123,000  $      --  $     --  $     --  $    60,369 (1) $ 213,369   $ 213,369
Average interest                2.6%      2.6%        --        --        --          5.1%

(1) Capped at interest rates ranging from 7.1% to 7.3%.

The table incorporates only those exposures that exist as of March 31, 2003; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of Essex Property Trust, Inc., our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II -- Other Information

Item 2. Changes in Securities and Use of Proceeds

On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35 million, which excluded a contingent payment to be paid by the Operating Partnership pursuant to the terms of the agreement. The amount of the contingent payment was disputed, and submitted to binding arbitration. On March 19, 2003, in connection with that arbitration, the Operating Partnership was directed to issue an additional 109,875 operating partnership units to the seller. Such operating partnership units are exchangeable into shares of the Company's common stock, at the option of the holder. This issuance of operating partnership units was completed pursuant to the exemption from registration set forth in Section 4(2) Securities Act of 1933 as amended. The arbitration award has not been finalized as of the date of this report, and is not expected to be materially in excess of what was recorded to date.

Item 6. Exhibits and Reports on Form 8-K

  Exhibits

  99.1   Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2   Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

    On January 16, 2003 the Operating Partnership filed a Current Report on Form 8-K to set forth audited consolidated statements of operations of the Operating Partnership for the years ended December 31, 2001, 2000 and 1999, including an additional note thereto, which reflect the impact of the Operating Partnership's adoption of SFAS No. 144.

    On February 19, 2003 the Operating Partnership filed a Current Report on Form 8-K/A to amend Item 7 of the Form 8-K, dated December 23, 2002, to provide the financial information required in connection with the merger of John M. Sachs, Inc., into a subsidiary of Essex.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P.
A California Limited Partnership
(Registrant)

May 15, 2003

By: /s/ MARK J. MIKL

Mark J. Mikl
First Vice President and Controller
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

4. The general partner's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The general partner's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of general partner's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The general partner's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

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

4. The general partner's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The general partner's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of general partner's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The general partner's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003

/s/ MICHAEL J. SCHALL

Michael J. Schall
Chief Financial Officer