Form 10-K
period 2003-12-31
ESSEX PORTFOLIO LP
filed 2004-03-15
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X]   No [    ]

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part III, Item 15, on page number 52.

DOCUMENTS INCORPORATED BY REFERENCE:

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 11, 2004.

Essex Portfolio, L.P.
2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

As used herein, the terms "Company" and "Essex" mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc. and Predecessors of Essex Property Trust, Inc., unless the context indicates otherwise and the term "Operating Partnership" refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 90.8% general partnership interest, as of December 31, 2003 (except with regard to the section entitled "Risk Factors," below, wherein all reference to the "Company" shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

Forward Looking Statements

Certain statements in this Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements under the caption "Business Objectives" in this Part I, statements regarding the Operating Partnership's expectation as to the performance of future acquisition properties, expectations of the future multifamily fundamentals and operating results in various geographic regions and the Operating Partnership's investment focus in such regions, expectation as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations to meet all REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of the Essex Apartment Value Fund II, L.P., the anticipated performance of existing properties, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that estimates of future income from an acquired property may prove to be inaccurate, acquisition and development projects will fail to meet expectations, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, the Operating Partnership will fail to meet all REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Essex Apartment Value Fund II, L.P. will not be formed or formed on less favorable terms, that the Operating Partnership's partners in the Funds fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and the Operating Partnership will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption "Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The Operating Partnership is engaged in the ownership, acquisition, development and management of multifamily apartment communities. The Operating Partnership's multifamily portfolio as of December 31, 2003 consists of ownership interests in 121 properties (comprising 26,012 apartment units), of which 14,943 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,605 units are located in Northern California (the San Francisco Bay Area), 5,886 of which are located in the Pacific Northwest (4,515 units in the Seattle metropolitan area and 1,371 units in the Portland, Oregon metropolitan area), and 578 are located in other areas (302 units in Houston, Texas and 276 units in Hemet, California). In addition, the Operating Partnership has an ownership interest in other real estate assets consisting of five recreational vehicle parks (comprising 1,717 spaces), four office buildings (totaling approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, together with the Operating Partnership's multifamily residential properties, the "Properties"). One of the office buildings located in Northern California (Palo Alto) has approximately 17,400 square feet and houses the Operating Partnership's headquarters and another office building located in Southern California (Woodland Hills) has approximately 38,940 square feet, of which the Operating Partnership currently occupies approximately 8,600 square feet. The Woodland Hills office building has nine third-party tenants occupying approximately 27,300 feet. The Operating Partnership along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,056 units in five multifamily communities; two of which are in Northern California and three are in Southern California.

The Company conducts substantially all of its activities through Essex Portfolio, L.P. (the "Operating Partnership"). The Company currently owns an approximate 90.8% general partnership interest and members of the Company's Board of Directors, senior management and certain third-party investors own limited partnership interests of approximately 9.2% in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership. The Operating Partnership either controls or has significant influence over the Properties.

The Company's website address is http://www.essexpropertytrust.com. The Operating Partnership's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are all available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission ("SEC").

References in this Form 10-K to "us," "we," or "our" refer to Essex unless indicated otherwise.

Business Objectives

The Operating Partnership's primary business objective is to maximize funds from operations and total returns to stockholders through active property and portfolio management, including the redevelopment of existing properties. The Operating Partnership's strategies include:

  Active Property Marketing and Management. Maximize, on a per share basis, cash available for distribution and the capital appreciation of its property portfolio through active property marketing and management and, if applicable, redevelopment.
  Selected Expansion of Property Portfolio. Increase, on a per share basis, cash available for distribution through the acquisition and development of multifamily residential properties in selected major metropolitan areas located primarily in the west coast region of the United States.
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

Recognizing that all real estate markets are cyclical, the Operating Partnership regularly evaluates the results of regional economic and local market research and proceeds to adjust its portfolio allocations accordingly. The Operating Partnership actively manages the allocation of assets within its portfolio. The Operating Partnership seeks to increase its portfolio allocation in markets projected to have economic growth and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Operating Partnership also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields. Although the Operating Partnership is generally a long-term investor, it does not establish defined or preferred holding periods for its Properties.

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

The Company conducts substantially all of its activities through the Operating Partnership, of which it owns an approximate 90.8% general partnership interest. The approximate 9.2% limited partnership interests in the Operating Partnership are owned by directors, officers and employees of the Company and certain third-party investors. As the sole general partner of the Operating Partnership, the Company has operating control over the management of the Operating Partnership. The Operating Partnership either controls or has significant influence over the Properties.

Acquisitions

On October 9, 2003, the Operating Partnership acquired two multifamily communities comprising 442 apartment homes in the Seattle, Washington metropolitan area for an aggregate purchase price of $41.7 million. The properties acquired were: Canyon Pointe, a 250-unit multifamily property located in Bothell, Washington; and Forest View, a 192-unit multifamily property located in Renton, Washington. These newly acquired assets are not encumbered by any mortgage.

On October 23, 2003, the Operating Partnership acquired Walnut Heights Apartments, a 163-unit multifamily community located in the City of Walnut, California, for a contract price of approximately $24.3 million. This newly acquired asset was not encumbered by any mortgage.

Subsequent Events - Acquisitions

On January 21, 2004, the Operating Partnership acquired the improvements of Marina City Club, located in Marina del Rey, California, which include a 101-unit promenade apartment community, an adjacent marina with approximately 340 boat slips and assorted retail space. The total contract price was approximately $27.7 million. The improvements are subject to a non- cancellable long-term ground lease with the County of Los Angeles that expires in 2067. This newly acquired asset was not encumbered by any mortgage.

On January 28, 2004, the Operating Partnership acquired Mountain View Apartments, a 106-unit multifamily community located in Camarillo, California, for a contract price of approximately $14.3 million. This newly acquired asset was not encumbered by any mortgage.

On February 27, 2004, the Operating Partnership acquired Fountain Park Apartments, a 705-unit multifamily community located in Playa Vista, California, for a contract price of approximately $124.5 million. In connection with the transaction the Operating Partnership assumed tax-exempt variable rate bond obligations totaling $83.2 million that mature in 2033. Financing and other agreements require 53% of the apartment homes in Fountain Park to be subject to various rent restrictions based on resident income criteria.

Development

Development communities are defined by the Operating Partnership as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not yet reached stabilized operations (defined as 95% physical occupancy). As of December 31, 2003, the Operating Partnership had direct ownership interests in two development communities, with an aggregate of 444 multifamily units. During 2003, the Operating Partnership achieved stabilized operations at two development communities. The Essex on Lake Merritt, a 270-unit high-rise luxury apartment community located in Oakland, California achieved stabilized operations during the first quarter of 2003 and The San Marcos (phase I), a 312-unit apartment community located in Richmond, California achieved stabilized operations during the fourth quarter of 2003.

Construction began at Phase II of The San Marcos project, which is located directly adjacent to the first phase. It is anticipated that construction of these additional units will be completed in the second quarter of 2004 and is expected to reach stabilized operations in the fourth quarter of 2004.

During 2003 the Operating Partnership began leasing activities at Hidden Valley, a 324-unit apartment community located in Simi Valley, California. The Operating Partnership expects to reach stabilized operations at Hidden Valley in the fourth quarter of 2004. The Operating Partnership consolidates this property since its 75% ownership interest in this development project gives the Operating Partnership control.

In connection with the properties currently under development, the Operating Partnership has directly, or in some cases through affiliated joint venture entities, entered into contractual construction-related commitments with unrelated third parties. As of December 31, 2003, the Operating Partnership and its partners are committed to fund approximately $17.9 million in estimated development expenditures to complete these projects.

The following table sets forth information regarding the Operating Partnership's development communities at December 31, 2003.

                                                                      Estimated Project Incurred Project
                                                                         Cost as of        Cost as of
                                                                        12/31/03(1)       12/31/03(1)       Projected
        Development Communities              Location        Units    ($ in millions)   ($ in millions)   Stabilization
---------------------------------------- ----------------- ---------  ----------------  ----------------  -------------
Hidden Valley - Parker Ranch(2)          Simi Valley, CA        324  $           46.4  $           41.2      Oct. 2004
The San Marcos Phase II(3)               Richmond, CA           120              23.9              11.2      Oct. 2004
                                                           ---------  ----------------  ----------------
Total Development Communities                                   444  $           70.3  $           52.4
                                                           =========  ================  ================

(1) Estimated project cost as of December 31, 2003 includes incurred costs and estimated costs to complete the development projects.
(2) The Operating Partnership has a 75% controlling interest in this development project.
(3) The Operating Partnership is the sole owner of this development project.

The Operating Partnership is entitled to receive development fee income on the joint venture development communities. The portion of the fees associated with our ownership percentage is eliminated in consolidation.

Although the Operating Partnership will continue to evaluate the development of multifamily properties as deemed appropriate given market conditions, it does not expect to start any new development projects in 2004.

Redevelopment

Redevelopment communities are defined by the Operating Partnership as existing properties owned or recently acquired which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns. Redevelopment communities typically have apartment units that are under construction and, as a result, may have less than stabilized operations. As of December 31, 2003, the Operating Partnership has direct ownership interests in one redevelopment community which contain 608 units. The estimated cost specifically related to the redevelopment of this community is $3.4 million of which approximately $1.9 million remains to be expended.

Debt Transactions

On January 15, 2003, the Operating Partnership repaid a non-recourse mortgage with an interest rate of 7.6% that matured in the amount of $18.8 million.

During the third quarter of 2003 the Operating Partnership expanded its existing $165.0 million unsecured revolving credit facility to $185.0 million. No other material terms of this facility were revised.

On October 15, 2003, the Operating Partnership obtained four mortgage loans aggregating $42.4 million with a variable interest rate priced at Freddie Mac's Reference Rate plus 1.3%. On January 31, 2004, the interest rates on these loans was converted from a variable rate to a 5.65% fixed rate through February 2012. The loans mature in February 2013.

On December 18, 2003, the Operating Partnership obtained a 5-year, $90.0 million credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility is $90.0 million, increasing to $100.0 million on July 1, 2004. The Operating Partnership borrowed $80.6 million under this facility, comprised of two tranches as follows: $41 million, locked for 60 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $39.6 million locked for 180 days at a base rate of 1.695% (59 basis points over Freddie Mac's Reference Rate). This credit facility has a lower cost of borrowing as compared to the Operating Partnership's unsecured credit facility.

Equity Transactions

On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million, which excluded a contingent payment to be paid by the Operating Partnership pursuant to the terms of the agreement. The amount of the contingent payment was disputed, and submitted to binding arbitration. On March 19, 2003, in connection with that arbitration, the Operating Partnership was directed to issue an additional 109,875 units to the seller. As a result, the Operating Partnership has increased its capitalized acquisition cost of this asset by approximately $7.2 million with an offset to other liabilities. The arbitration award is finalized, however no Operating Partnership units have been issued as of December 31, 2003. The Operating Partnership expects to issue the units during the first quarter of 2004.

On July 30, 2003, in connection with the Operating Partnership's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") on December 17, 2002, and under terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date. Based on this final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Operating Partnership made a final payment of $1.8 million in cash and issued an additional 35,860 shares of the Company's common stock to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares. The shares did not begin to accrue a dividend until November 25, 2003 and following that date, pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable at the Company's option on or after September 23, 2008. The shares were issued pursuant to the Company's existing shelf registration statement. Essex contributed the net proceeds from the Series F Preferred Stock offering to the Operating Partnership and it is to receive a preferred distribution from the Operating Partnership equal to the quarterly dividends on the Series F Preferred Stock ("Series F Preferred Distribution"). The Operating Partnership amortized the original discount in connection with the contribution from Essex in the fourth quarter of 2003, resulting in a charge of approximately $336,000. On November 24, 2003, the Operating Partnership used the net proceeds from the contribution from Essex to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"). In connection with this redemption, the Operating Partnership incurred a non-cash charge of $625,000 related to the write-off of the issuance costs.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold. The shares were issued pursuant to the Company's existing shelf registration statement. The proceeds of the offering were approximately $97,072,000, which were contributed to the Operating Partnership. Subsequent to the offering, the net proceeds generated from the offering were used to acquire multifamily communities located in the Operating Partnership's targeted West Coast markets and for general corporate purposes, including the repayment of debt and the funding of development activities.

Subsequent Event - Equity

In January 2004, the Operating Partnership restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units will be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option will be extended by six years to July 28, 2010. The dates that the Series B Units can first be redeemed at the Operating Partnership's option will be extended from February 6, 2003 to December 31, 2009.

Notes and Other Receivables

In July 2000 the Operating Partnership acquired a development land parcel in Irvine, California. As a condition to the acquisition, an affiliate of the Operating Partnership acquired a vacant 110,000 square foot office building located adjacent to the development site for $14.6 million. In August 2000 the affiliate sold the office building to a third party for $15.0 million. The Operating Partnership loaned the buyer $15.0 million as a secured first mortgage on the property. In addition, after the buyer expended $500,000 for such items as tenant improvements, leasing commissions, and carrying costs, the Operating Partnership agreed to lend an additional $4.5 million to the buyer for these related items, under a mezzanine loan, which is secured by a second deed of trust on the property (the "Mezzanine Loan"). The recorded balance of the Mezzanine Loan is approximately $4.5 million, of which the principal shareholder of the buyer personally guarantees $1.7 million. The Operating Partnership evaluated the realization potential of the first and mezzanine loans and, effective June 2002, ceased accruing interest income on these notes until the timing of the borrower's cash flow from the office building is more predictable. The loan matured in March 2003 and is in default. As of December 31, 2003, the owner leased 62.7% of the rentable square footage for amounts acceptable to the Operating Partnership. The Operating Partnership has determined that the current recorded balances due under these loans are properly valued.

Other

During the fourth quarter of 2003, the Operating Partnership entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites. Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41.7 million - a 5% premium to the gross book value of the assets. The Operating Partnership received $474,000 as consideration for entering into the option agreement. The option premium of approximately $4.0 million has been recorded as deferred revenue and has been classified with accounts payable and accrued liabilities in the Operating Partnership's consolidated balance sheets. Under the lease agreements Essex is to receive a fixed monthly lease payment in addition to a non-refundable upfront payment that will be amortized over approximately five years (the life of the lease). These operating leases also provide for the Operating Partnership to pass through all executory costs such as property taxes.

Essex Apartment Value Fund I ("Fund I")

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's acquisition, development, redevelopment and asset management capabilities. Currently Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to Fund I. As of December 31, 2003, the Operating Partnership's share of such capital commitment which may be called by Fund I is $9.6 million. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if the Fund exceeds certain financial return benchmarks.

The Operating Partnership is in the process of forming a second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, which would result in a final $50 million capital commitment by a subsidiary of the Operating Partnership.

Since its formation, Fund I has acquired ownership interests in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate purchase price of approximately $500 million, excluding redevelopment expenses, and disposed of two multifamily residential property, consisting of 530 apartment units at a gross sales price of approximately $73.2 million resulting in a net realized gain of approximately $5.7 million. In addition, two development land parcels, where approximately 480 apartment units are planned for construction, have been purchased by Fund I with total estimated costs related to the development of such projects of approximately $101.7 million. As of December 31, 2003, the estimated remaining commitments to complete these development projects is approximately $37.4 million of which approximately $8.0 million is the Operating Partnership's commitment.

The current portfolio of stabilized properties in which Fund I has an ownership interest as of December 31, 2003 is set forth below:

                                                                       Loan         Fixed     Loan
                                                                      Amount      Interest  Maturity
           Property Name                 Location        Units    ($ in millions)   Rate      Date
----------------------------------- ------------------- --------  --------------- --------- ---------
Villas at Carlsbad                  Carlsbad, CA            102  $           9.6      5.03%   Aug-11
Villa Venetia                       Costa Mesa, CA          468             53.6      4.58%   Jun-13
Huntington Villas                   Huntington Beach, CA    400             38.1      4.64%   May-10
Rosebeach Apartments                La Mirada, CA           174              8.3      7.09%   Feb-11
The Arboretum at Lake Forest        Lake Forest, CA         225             23.0      5.16%   Feb-10
Newport Beach North (49.9%)(1)      Newport Beach, CA       732             28.0      5.30%   Dec-12
Newport Beach South (49.9%)(1)      Newport Beach, CA       715             24.6      5.30%   Dec-12
Foxborough Homes                    Orange, CA               90              4.8      7.84%   Jul-09
Ocean Villa                         Oxnard, CA              119              9.9      5.42%   May-13
The Crest at Phillips Ranch         Pomona, CA              501             35.4      7.99%   Jul-05
Villas at Bonita                    San Dimas, CA           102              8.3      4.67%   May-10
Villas at San Dimas                 San Dimas, CA           156             13.0      4.67%   May-10
Vista del Rey                       Tustin, CA              116              7.9      6.95%   Feb-11
Andover Park Apartments             Beaverton, OR           240             12.2      6.66%   Oct-11
Hunt Club                           Lake Oswego, OR         256             11.5      7.05%   Feb-11
                                                        --------  ---------------
   Total                                                  4,396  $         288.2
                                                        ========  ===============

(1) Fund I acquired a 49.9% equity investment in this property and accounts for its investment under the equity method of accounting.

In addition to distributions with respect to its pro-rata share of Fund I's limited partnership interest, VFGP (1) is to receive special priority distributions from Fund I in the annual amount of 1% of Fund I's unreturned third party capital, payable quarterly for managing Fund I's operations, and (2) may receive over the life of Fund I incentive distributions of up to 20% of the cumulative net profits on Fund I's investments, if Fund I exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the limited partners' total capital contributions. VFGP is to also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to the Fund's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of Fund I.

Acquisition Activities

During 2003, Fund I acquired ownership interests in seven multifamily properties consisting of 2,603 units with an aggregate purchase price of approximately $202.5 million. These investments were primarily funded by the contribution of equity from joint venture partners, cash generated from operations, proceeds from the dispositions of properties or proceeds from Fund I's line of credit. All of these properties are located in Southern California.

Ownership interests in multifamily properties acquired in 2003 are as follows:

                                                                     Contract
                                                                     Purchase
                                                                       Price
           Property Name                 Location        Units    ($ in millions)
----------------------------------- ------------------- --------  ---------------
  Huntington Villas                 Huntington Beach, CA    400  $          58.2
  Newport Beach North (49.9%)(1)    Newport Beach, CA       732             18.4
  Newport Beach South (49.9%)(1)    Newport Beach, CA       715             15.3
  The Villas                        San Dimas, CA            30              3.9
  Villa Venetia                     Costa Mesa, CA          468             74.0
  Villas at Bonita                  San Dimas, CA           102             12.7
  Villas at San Dimas               San Dimas, CA           156             20.0
                                                        --------  ---------------
Total                                                     2,603  $         202.5
                                                        ========  ===============

(1) Fund I acquired a 49.9% equity investment in this property and accounts for its investment under the equity method of accounting.

Disposition Activities

On July 24, 2003, Fund I sold a 30 unit apartment community, which was acquired on May 1, 2003 in conjunction with the purchase of three multifamily properties comprised of 288 apartment homes all located in San Dimas, California, for $4.2 million in cash to an unrelated third party. This property was not encumbered by a mortgage.

Debt Transactions

On January 30, 2003, Fund I obtained a non-recourse mortgage on a previously unencumbered property in the amount of $23.2 million, with a 5.16% fixed interest rate, which matures in February 2010.

On April 11, 2003, Fund I obtained a non-recourse mortgage on a previously unencumbered property in the amount of $10.0 million, with a 5.42% fixed interest rate for a 9-year term, which matures in May 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

On April 29, 2003, Fund I obtained a non-recourse mortgage on a previously unencumbered property in the amount of $38.5 million, with a 4.64% fixed interest rate, which matures in May 2010.

On May 29, 2003, Fund I obtained a non-recourse mortgage on a previously unencumbered property in the amount of $54.0 million, with a 4.58% fixed interest rate for a 9-year term, which matures in June 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

On July 28, 2003, Fund I obtained a non-recourse mortgage on a previously unencumbered property in the amount of $9.6 million, with a 5.03% fixed interest rate for an 8-year term, which matures in August 2011, with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

During 2003, Fund I reduced its existing credit facility from $125.0 million to $30.0 million. All other material terms remain the same for this facility. As of December 31, 2003, outstanding balance on this credit facility was zero.

On December 15, 2003, Fund I obtained construction loans for the development of two of its communities in the committed principal amount of $66.0 million, with a variable interest rate of LIBOR plus 2%. These loans mature in January 2007, with options to extend the maturity for up to two years thereafter. The principal balance of these construction loans was $28.1 million on December 31, 2003.

Development Communities

At December 31, 2003 Fund I owned two development communities with an aggregate of 480 multifamily units and an estimated total cost of $101.7 million, of which $37.4 million remains to be expended and approximately $8.0 million is expected to be funded by the Operating Partnership through its capital commitments.

The following table sets forth information regarding Fund I's development communities at December 31, 2003.

                                                                      Estimated Project Incurred Project
                                                                         Cost as of        Cost as of
                                                                        12/31/03(1)       12/31/03(1)       Projected
        Development Communities              Location        Units    ($ in millions)   ($ in millions)   Stabilization
---------------------------------------- ----------------- ---------  ----------------  ----------------  -------------
Fund I(2)
  River Terrace                          Santa Clara, CA        250  $           56.8  $           32.3      Jun. 2005
  Chesapeake                             San Diego, CA          230              44.9              32.0      Dec. 2004
  Pre-development - Kelvin Avenue        Irvine, CA             132               5.9               5.9         --
                                                           ---------  ----------------  ----------------
Total Fund I Development Communities                            612  $          107.6  $           70.2
                                                           =========  ================  ================

(1) Estimated project cost as of December 31, 2003 includes incurred costs and estimated costs to complete the development projects.
(2) The Operating Partnership has a 21.4% interest in Fund I, which owns these properties.

Redevelopment Communities

At December 31, 2003 Fund I had one redevelopment community, a 174 unit apartment community with an estimated cost specifically related to the redevelopment project of $3.5 million, of which $1.6 million remains to be expended and approximately $340,000 is the Operating Partnership's commitment.

Offices and Employees

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Newport Beach, California; Tustin, California; San Diego, California; Seattle, Washington; and Portland, Oregon. As of December 31, 2003, the Operating Partnership had approximately 800 employees.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. In addition, certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although we have sought to comply with Proposition 65 requirements, we cannot assure you that we will not be adversely affected by litigation relating to Proposition 65.

Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas of California, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but can be ignitable in confined spaces when exposed to air.  Although naturally-occurring methane gas is not regulated at the state or federal level, some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection systems in areas where methane gas is known to be located.  Methane gas is also associated with certain industrial activities, such as former municipal waste landfills.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Essex has been sued for mold related matters and has settled or is in the process of settling such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to manage the existence of mold in our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

All of the Properties have been subjected to preliminary environmental assessments, including a review of historical and public data ("Phase I assessments"), by independent environmental consultants. Phase I assessments generally consist of an investigation of environmental conditions at the Property, including a preliminary investigation of the site, an identification of publicly known conditions occurring at properties in the vicinity of the site, an investigation as to the presence of polychlorinated biphenyl's ("PCBs"), ACMs and above-ground and underground storage tanks presently or formerly at the sites, and preparation and issuance of written reports. As a result of information collected in the Phase I assessments, certain of the Properties were subjected to additional environmental investigations, including, in a some cases, soil sampling or ground water analysis to further evaluate the environmental conditions of those Properties.

The environmental studies revealed the presence of soil and groundwater contamination and the presence of methane and associated gases at certain of the Properties.  Based on its current knowledge, the Operating Partnership does not believe the future liabilities associated with the contamination or with the methane gas is material and is not in receipt of any cleanup order from a regulatory agency.    Environmental studies also indicate that one of the Properties is located on a former municipal landfill, which has been closed for approximately eighty years.  To the Operating Partnership's knowledge, the property has not been subject to any regulatory requirements since it was initially closed; however, state regulatory agencies have discretion to impose various requirements on closed landfills, including monitoring for methane gas.  Limited sampling has indicated there is no methane gas above explosive limits at the property.  Based on its current knowledge, the Operating Partnership does not believe that any regulatory requirements or other liabilities associated with this property are material.  The environmental studies have also indicated that several properties contain ACM, a common building material prior to the 1980s.  The ACM is found primarily in the ceiling textures, floor tiles, and adhesives.  To the Operating Partnership's knowledge, the ACM is in good condition.  The Operating Partnership has implemented an operations and maintenance plan to inspect and monitor the ACM to ensure that the ACM remains in good condition and is properly managed.  Based on the information contained in the environmental studies, the Operating Partnership believes that the costs, if any, it might bear as a result of environmental contamination or other conditions at these Properties would not have a material adverse affect on the Operating Partnership's financial condition, result of operations, or liquidity. Certain Properties that have been sold by the Operating Partnership were identified as having potential groundwater contamination. While the Operating Partnership does not anticipate any losses or costs related to groundwater contamination on Properties that have been sold, it is possible that such losses or costs may materialize in the future.

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

Insurance

The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the Properties. There are, however, certain types of extraordinary losses for which the Operating Partnership does not have insurance. Substantially all of the Properties are located in areas that are subject to earthquake activity. The Operating Partnership has obtained earthquake insurance for most the Properties. Most of the Properties are included in an earthquake insurance program that is subject to an aggregate limit of $40.0 million payable upon a covered loss in excess of a $7.5 million self-insured retention amount and a 5% deductible. In the future, the Operating Partnership may selectively exclude properties from being covered by earthquake insurance based on management's evaluation of the following factors: (i) the availability of coverage on terms acceptable to the Operating Partnership, (ii) the location of the property and the amount of seismic activity affecting that region, and, (iii) the age of the property and building codes in effect at the time of construction. Despite earthquake coverage on most of the Operating Partnership's Properties, should a property sustain damage as a result of an earthquake, the Operating Partnership may incur losses due to deductibles, co-payments and losses in excess of applicable insurance, if any.

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

Working Capital

The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and its amounts available on lines of credit. The Operating Partnership believes that its future net cash flows and borrowing capacity will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership has line of credit facilities in the committed amount of approximately $275.0 million. At December 31, 2003 the Operating Partnership had an outstanding balance of $93.1 million under these line of credit facilities.

Risk Factors

Our operations involve various risks that could have adverse consequences to us. These risks include, among others, the following:

Debt Financing

At December 31, 2003, we had approximately $832.2 million of indebtedness (including $168.4 million of variable rate indebtedness, of which $75.3 million is subject to interest rate protection agreements).

We are subject to the risks normally associated with debt financing, including the following:

  cash flow may not be sufficient to meet required payments of principal and interest;
  inability to refinance existing indebtedness on encumbered properties;
  the terms of any refinancing may not be as favorable as the terms of existing indebtedness;
  inability to comply with debt covenants which could cause an acceleration of the maturity date; and
  repaying debt before the scheduled maturity date could result in prepayment penalties.

Uncertainty of Ability to Refinance Balloon Payments

At December 31, 2003, we had an aggregate of approximately $832.2 million of mortgage debt and line of credit borrowings, some of which are subject to balloon payments of principal. We do not expect to have sufficient cash flows from operations to make all of such balloon payments when due under these mortgages and the line of credit borrowings.

At December 31, 2003, these mortgages and lines of credit borrowings had the following scheduled maturity dates:

2004--$20.7 million (includes lines of credit balance of $12.5 million as of December 31, 2003);

2005--$41.3 million

2006--$20.7 million;

2007--$63.5 million;

2008--$108.9 million;

2009 and thereafter--$577.1 million (includes lines of credit balance of $80.6 million as of December 31, 2003).

We may not be able to refinance such mortgage indebtedness or lines of credit. The properties subject to these mortgages could be foreclosed upon or otherwise transferred to the mortgagee. This could cause us to lose income and asset value. Alternatively, we may be required to refinance the debt at higher interest rates. If we are unable to make such payments when due, a mortgage lender could foreclose on the property securing the mortgage, which could have a material adverse effect on our financial condition and results of operations.

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which we own, manage and develop properties, some of which are concentrated in high-tech sectors, have been and may continue to be in an economic downturn. The impact of such downturn on our operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

Our property type and diverse geographic locations provide some degree of risk moderation but we are not immune to a prolonged down cycle in the real estate markets in which we operate. Although we believe we are well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and the market value of our shares. Prolonged downturn could also affect our ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable prices.

Risk of Rising Interest Rates

At December 31, 2003, we had approximately $75.3 million of long-term variable rate indebtedness bearing interest at a floating rate tied to the rate of short-term tax-exempt revenue bonds (which matures at various dates from 2020 through 2032), and $93.1 million of variable rate indebtedness under our lines of credit of which $12.5 million bearing interest at 1.10% over LIBOR and $80.6 million bearing interest at the Freddie Mac's Reference Rate plus 0.55% to 0.60%. The long-term variable rate indebtedness of approximately $75.3 million is subject to an interest rate protection agreement, which may reduce the risks associated with fluctuations in interest rates. The remaining $93.1 million of long-term variable rate indebtedness is not subject to any interest rate protection agreement, and consequently, an increase in interest rates may have an adverse effect on our net income and results of operations.

Current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on our variable rate indebtedness. The effect of prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

Risk of Inflation /Deflation

Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses. The Operating Partnership believes it effectively manages its property and other expenses but understands that substantial annual rates of inflation or deflation could adversely impact operating results.

Risk of Losses on Interest Rate Hedging Arrangements

We have, from time to time, entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, these agreements also may reduce the benefits to us when interest rates decline. We cannot assure you that we can refinance any such hedging arrangements or that we will be able to enter into other hedging arrangements to replace existing ones if interest rates decline. Furthermore, interest rate movements during the term of interest rate hedging arrangements may result in a gain or loss on our investment in the hedging arrangement. In addition, if a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with large financial institutions.

Acquisition Activities: Risks that Acquisitions Will Fail to Meet Expectations

We intend to continue to acquire multifamily residential properties. There are risks that acquired properties will fail to perform as expected. Estimates of future income, expenses and the costs of improvements necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. In addition, we expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by Essex. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of Essex's existing stockholders. If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, Essex may not be able to secure further lines of credit for new development or such lines of credit may be available only on disadvantageous terms.

Also, we may not be able to refinance our existing lines of credit upon maturity, or the terms of such refinancing may not be as favorable as the terms of the existing indebtedness. Further, acquisitions of properties are subject to the general risks associated with real estate investments. For further information regarding these risks, please see "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

On December 17, 2002, we completed the acquisition of John M. Sachs, Inc., a real estate company pursuant to which we acquired a real estate portfolio, consisting primarily of apartment communities located in San Diego County, California. The assets in this transaction were valued at approximately $301 million. This is our largest real estate portfolio acquisition to date. The integration of these properties into Essex has placed a burden on our management team and infrastructure. To date these properties have performed as expected. In addition, as this transaction was structured as a merger, there is the risk that we assumed unknown liabilities, which might adversely affect our results of operations.

Risks that Development Activities Will Be Delayed, not Completed, and/or Fail to Achieve Expected Results

We pursue multifamily residential property development projects from time to time. Development projects generally require various governmental and other approvals, which we cannot assure you that we will receive. Our development activities generally entail certain risks, including the following:

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

These risks may reduce the funds available for distribution to Essex's stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see "Adverse Effect to Property Income and Value Due to General Real Estate Investment Risks."

The Geographic Concentration of the Properties and Fluctuations in Local Markets May Adversely Impact Our Financial Conditions and Results of Operations

We derived significant amounts of rental revenues for the year ended December 31, 2003 from properties concentrated in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As of December 31, 2003, of our 121 ownership interests in multifamily residential properties, 90 are located in California. As a result of this geographic concentration, if a local property market performs poorly, the income from the properties in that market could decrease. As a result of such a decrease in income, we may be unable to pay expected dividends to our stockholders. The performance of the economy in each of these areas affects occupancy, market rental rates and expenses and, consequently impacts the income generated from the properties and their underlying values. The financial results of major local employers also may impact the cash flow and value of certain of the properties. Economic downturns in the local markets in which we own properties could have a negative impact on our financial condition and results of operations.

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

Debt Financing on Properties May Result in Insufficient Cash Flow

Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make. There is a risk that the cash flow from the properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code. We may obtain additional debt financing in the future, through mortgages on some or all of the properties. These mortgages may be recourse, non-recourse, or cross-collateralized. As of December 31, 2003, Essex had 55 of its 91 consolidated properties encumbered by debt. Of the 55 properties, 35 are secured by deeds of trust relating solely to those properties, and with respect to the remaining 20 properties, 5 cross- collateralized mortgages are secured by 8 properties, 4 properties, 3 properties, 3 properties and 2 properties, respectively. The holders of this indebtedness will have a claim against these properties and to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This, in turn, may accelerate other indebtedness secured by properties. Foreclosure of properties would reduce our income and asset value.

Distribution Requirements as a Result Of Preferred Units and Preferred Distributions May Lead to a Possible Inability to Sustain Distributions

In 1998 and 1999, the Operating Partnership issued $210 million in aggregate of Series B Cumulative Redeemable Preferred Units (the "Series B Preferred Units"), Series C Cumulative Redeemable Preferred Units, (the "Series C Preferred Units"), Series D Cumulative Redeemable Preferred Units (the "Series D Preferred Units") and Series E Cumulative Redeemable Preferred Units (the "Series E Preferred Units"). Essex issued approximately $25 million of Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"). Essex contributed the net proceeds from the Series F Preferred Stock offering to the Operating Partnership and will receive a preferred distribution from the Operating Partnership equal to the quarterly dividends on the Series F Preferred Stock ("Series F Preferred Stock Distribution"). The Operating Partnership used this contribution from Essex to redeem the Series C Preferred Units. The Series B Preferred Units, the Series D Preferred Units, the Series E Preferred Units and the Series F Preferred Distribution are collectively referred to as the "Preferred Equity".

The terms of the Series F Preferred Stock and of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash dividends per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, Essex cannot authorize, declare, or pay any dividends on the Common Stock, unless all dividends accumulated on all shares of such preferred stock have been paid in full. The dividends payable on such preferred stock may impair Essex's ability to pay dividends on its Common Stock. The Series F Preferred Stock dividend is funded by the Series F Preferred Stock Distribution.

If Essex wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends, an the Operating Partnership's distribution to Essex at current levels will be increased. The Operating Partnership's ability to pay distributions will depend largely upon the performance of the properties and other properties that may be acquired in the future.

Essex's ability to pay dividends on its stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, Essex may not make a distribution on stock if, after giving effect to such distribution, either:

  we would not be able to pay its indebtedness as it becomes due in the usual course of business; or
  our total assets would be less than its total liabilities.

If Essex cannot pay dividends on its stock, Essex's status as a real estate investment trust may be jeopardized.

Resale of Shares Pursuant to our Effective Registration Statement May Have an Adverse Effect on the Market Price of the Shares

Pursuant to the acquisition of John M. Sachs, Inc., a real estate company, in December 2002, we issued 2,719,875 shares of common stock, as partial consideration for the acquisition, to the trusts that were the shareholders of that company. In connection with the acquisition, Essex entered into a registration rights agreement with these trusts, pursuant to which in January 2003 we filed a registration statement on Form S-3 in order to enable the resale of these shares of common stock. In an amendment to this registration statement filed in April 2003, we also registered, pursuant to certain registration rights, 50,000 shares of common stock which are issuable to the trusts in connection with certain contractual obligations and 2,270,490 shares of common stock which are issuable upon exchange of limited partnership interests in the Operating Partnership. These limited partnership interests are held by senior members of our management, certain members of our Board of Directors and certain outside investors, or the Operating Partnership holders, and comprise approximately 9.2% of the limited partnership interests of the Operating Partnership as of December 31, 2003. In addition, the Operating Partnership has invested in certain real estate partnerships. In the 2003 registration statement, we also registered, pursuant to certain registration rights, 1,473,125 shares of common stock, which are issuable upon redemption of all of the limited partnership interests in such real estate partnerships. In sum, this 2003 registration statement covers in aggregate 6,513,490 shares of our common stock. The resale of the shares of common stock pursuant to the registration statement may have an adverse effect on the market price of our shares.

Our Chairman is Involved in Other Real Estate Activities and Investments, Which May Lead to Conflicts of Interest

Our Chairman, George M. Marcus is not an employee of Essex. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of The Marcus & Millichap Company, or MM, which is the holding company for real estate brokerage and services companies. MM has an interest in Pacific Property Company, a company that invests in West Coast multifamily residential properties. In 1999 we sold an office building to MM, which Essex previously occupied.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of Essex to any of his affiliated companies and that he will absent himself from any and all discussions by the Essex Board of Directors regarding any proposed acquisition and/or development of a multifamily property where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with us in acquiring and/or developing multifamily properties, which competition may be detrimental to us. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with us, which may be detrimental to the interests of Essex's stockholders.

The Influence of Executive Officers, Directors and Significant Stockholders May Be Detrimental to Holders of Common Stock

As of December 31, 2003, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,746,282 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.7% of the outstanding shares of common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for any amendment of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions with us, our directors and executive officers, including Mr. Marcus and Mr. William A. Millichap, a director of Essex, have substantial influence on us. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.

Further pursuant to our acquisition of John M. Sachs, Inc. in December 2002, we issued, as partial consideration for the acquisition, 2,719,875 shares of our common stock and an additional 35,860 shares of common stock in July 2003 to the trusts that were the shareholders of that company. As a result of this issuance, these trusts own, as of December 31, 2003, in aggregate, approximately 8% of our outstanding common stock. Pursuant to their ownership interest in Essex, these trusts may have significant influence over us. Such influence could result in decisions that do not reflect the interest of all our stockholders.

The Voting Rights of Preferred Stock May Allow Holders of Preferred Stock to Impede Actions that Otherwise Benefit Holders of Common Stock

In general, the holders of Series F Preferred stock and of the preferred stock into which our preferred units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on Essex's Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

In addition, while any shares of Series F Preferred Stock or shares of preferred stock into which the preferred units are exchangeable are outstanding, Essex may not without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class:

    authorize or create any class of series of stock that ranks senior to such preferred stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of our business;
    amend, alter or repeal the provisions of Essex's Charter or Bylaws, that would materially and adversely affect the rights of such preferred stock; or
    in the case of the preferred stock into which our preferred units are exchangeable, merge or consolidate with another entity or transfer substantially all of its assets to another entity, except if such preferred stock remains outstanding with the surviving entity and has the same terms and except in certain other circumstances.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of Essex's Common Stock.

The Redemption Rights of the Series B Preferred Units, Series D Preferred Units and Series F Preferred Stock may be Detrimental to Holders of Common Stock

Upon the occurrence of one of the following events, the terms of the Operating Partnership's Series B and D Preferred Units require it to redeem all of such units and the terms of the Company's Series F Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock the right to require the Company to redeem all of such stock:

    the Company completes a "going private" transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended:
    the Company completes a consolidation or merger or sale of substantially all of its assets and the surviving entity's debt securities do not possess an investment grade rating; or
    the Company fails to qualify as a REIT

The aggregate redemption price of the Series B Preferred Units would be $80 million, the aggregate redemption price of the Series D Preferred Units would be $50 million and the aggregate redemption price of the Series F Preferred Stock would be $25 million, plus, in each case, any accumulated distributions.

These redemption rights may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these redemption rights might trigger in situations where the Operating Partnership needs to conserve its cash reserves, in which event such redemption might adversely affect the Operating Partnership and the Company's common stock holders.

Maryland Business Combination Law May Not Allow Certain Transactions Between us and Affiliates to Proceed Without Compliance with Such Law

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

However, as permitted by the statute, the Board of Directors of Essex irrevocably has elected to exempt any business combination by us, George M. Marcus, William A. Millichap, who are the chairman and a director of Essex, respectively, and MM or any entity owned or controlled by Messrs. Marcus and Millichap and MM. Consequently, the super-majority vote requirement described above will not apply to any business combination between us and Mr. Marcus, Mr. Millichap, or MM. As a result, we may in the future enter into business combinations with Messrs. Marcus and Millichap and MM, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-Takeover Provisions Contained in the Operating Partnership Agreement, Charter, Bylaws, and Certain Provisions of Maryland Law Could Delay, Defer or Prevent a Change in Control

While Essex is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership's partnership agreement place limitations on Essex's ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of Essex's stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, Essex cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on Essex's ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of Essex's stockholders. In addition, as of December 31, 2003, one individual, George M. Marcus, held or controlled more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked by a small number of limited partners.

Essex's Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock. We may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for our stock or otherwise be in the best interests of the holders of common stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.

Essex's Charter, as well as Essex's stockholder rights plan, also contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of Essex's stockholders. Essex's stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of us without offering a fair price to all of Essex's stockholders. Also, the Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although Essex presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

In addition, the Maryland General Corporations Law restricts the voting rights of shares deemed to be "control shares." Under the Maryland General Corporations Law, "control shares" are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt Essex from the control share provisions of the Maryland General Corporations Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporations Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporations Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of Essex's stockholders.

Bond Compliance Requirements May Limit Income From Certain Properties

At December 31, 2003, we had approximately $75.3 million of variable rate tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments, Camarillo Oaks Apartments and Parker Ranch Apartments and $15.9 million of fixed rate tax- exempt financing related to Meadowood Apartments. This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed 50% of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If Essex does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax- exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

Adverse Effect To Property Income And Value Due To General Real Estate Investment Risks

Real property investments are subject to a variety of risks. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the properties do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected. The performance of the economy in each of the areas in which the properties are located affects occupancy, market rental rates and expenses.

Consequently, the income from the properties and their underlying values may be impacted. The financial results of major local employers may have an impact on the cash flow and value of certain of the properties as well.

Income from the properties may be further adversely affected by, among other things, the following factors:

  the general economic climate;
  local economic conditions in which the properties are located, such as oversupply of housing or a reduction in demand for rental housing;
  the attractiveness of the properties to tenants;
  competition from other available space;
  Essex's ability to provide for adequate maintenance and insurance; and
  increased operating expenses.

Also, as leases on the properties expire, tenants may enter into new leases on terms that are less favorable to us. Income and real estate values also may be adversely affected by such factors as applicable laws (e.g., the Americans With Disabilities Act of 1990 and tax laws), interest rate levels and the availability and terms of financing. In addition, real estate investments are relatively illiquid and, therefore, our ability to vary our portfolio promptly in response to changes in economic or other conditions may be quite limited.

Essex's Joint Ventures and Joint Ownership of Properties and Partial Interests in Corporations and Limited Partnerships Could Limit Essex's Ability to Control Such Properties and Partial Interests

Instead of purchasing properties directly, we have invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a co-venturer's actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence of any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners' approval, or joint venture partners could take actions binding on the joint venture without consent. Additionally, should a joint venture partner become bankrupt, we could become liable for such partner's share of joint venture liabilities.

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

Dedicated Investment Activities and Other Factors Specifically Related to Essex Apartment Value Fund, L.P.

In 2001, we organized an investment fund, Essex Apartment Value Fund, L.P., or Fund I, which will be, subject to specific exceptions, our exclusive investment vehicle for new investment until at least 90% of Fund I's committed capital has been invested or committed for investments, or if earlier, December 31, 2003. Currently Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. We are committed to invest 21.4% of the aggregate capital committed to Fund I. The Operating Partnership is in the process of forming a second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, which would result in a final $50 million capital commitment by a subsidiary of the Operating Partnership. These Funds involves risks to us such as the following: our partners in the Funds might become bankrupt (in which event we might become generally liable for the liabilities of Fund I and/or Fund II), have economic or business interests or goals that are inconsistent with our business interests or goals, fail to fund capital commitments as contractually required, or fail to approve decisions regarding the Funds that are in our best interest. We will, however, generally seek to maintain sufficient influence over the Funds to permit it to achieve its business objectives.

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

  that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;
  the borrower may not pay indebtedness under the mortgage when due, requiring us to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;
  that interest rates payable on the mortgages may be lower than our cost of funds; and
  in the case of junior mortgages, that foreclosure of a senior mortgage would eliminate the junior mortgage.

If any of the above were to occur, cash flows from operations and our ability to make expected dividends to stockholders could be adversely affected.

Possible Environmental Liabilities

Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. We carry certain limited insurance coverage for this type of environmental risk. We have conducted environmental studies which revealed the presence of groundwater contamination at certain properties. Such contamination at certain of these properties was reported to have migrated on-site from adjacent industrial manufacturing operations. The former industrial users of the properties were identified as the source of contamination. The environmental studies noted that certain properties are located adjacent to any possible down gradient from sites with known groundwater contamination, the lateral limits of which may extend onto such properties. The environmental studies also noted that at certain of these properties, contamination existed because of the presence of underground fuel storage tanks, which have been removed. In general, in connection with the ownership, operation, financing, management and development of real properties, we may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. We may also be subject to governmental fines and costs related to injuries to persons and property.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties other than Essex alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. Essex has been sued for mold related matters and has settled or is in the process of settling such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. We have adopted programs designed to manage the existence of mold in our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property.

California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although we have sought to comply with Proposition 65 requirements, we cannot assure you that we will not be adversely affected by litigation relating to Proposition 65.

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

General Uninsured Losses

We carry comprehensive liability, fire, extended coverage and rental loss insurance for each of the properties. There are, however, certain types of extraordinary losses for which we may not have sufficient insurance. Certain of the properties are located in areas that are subject to earthquake activity. We have obtained certain limited earthquake insurance coverage. We may sustain losses due to insurance deductibles, co-payments on insured losses or uninsured losses, or losses in excess of applicable coverage.

Changes In Real Estate Tax And Other Laws

Generally we do not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders. In addition, recent changes to the U.S. federal income tax law may adversely affect us and other REITs by reducing the demand for REIT stocks generally.

Changes In Financing Policy; No Limitation On Debt

We have adopted a policy of maintaining a debt-to-total-market- capitalization ratio of less than 50%. The calculation of debt-to-total-market- capitalization is as follows: total property indebtedness divided by the sum of total property indebtedness plus total equity market capitalization.

As used in the above formula, total equity market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units of the Operating Partnership. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to- total-market-capitalization ratio was approximately 31.2% as of December 31, 2003.

Our organizational documents do not limit the amount or percentage of indebtedness that may be incurred. Accordingly, the Board of Directors of Essex could change current policies and the policies of the Operating Partnership regarding indebtedness. If we changed these policies, we could incur more debt, resulting in an increased risk of default on our obligations and the obligations of the Operating Partnership, and an increase in debt service requirements that could adversely affect our financial condition and results of operations. Such increased debt could exceed the underlying value of the properties.

Failure To Qualify As A REIT

We have elected to be taxed as a REIT under the Internal Revenue Code. However, we cannot assure you that we have qualified as a REIT or that we will continue to so qualify in the future. To qualify as a REIT, we must satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions. Only limited judicial or administrative interpretation exists for these provisions and involves the determination of various factual matters and circumstances not entirely within our control. In addition, future legislation, new regulations, administrative interpretations or court decisions may apply to us, potentially with retroactive effect, and adversely affect our ability to qualify as a REIT. We may receive significant non-qualifying income or acquire non-qualifying assets, which as a result, may cause us to approach the income and assets test limits imposed by the Internal Revenue Code. There is a risk that we may not satisfy these tests. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. We also may be disqualified from treatment as a REIT for the four taxable years following the year in which we failed to qualify. This would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

Other Matters

Certain Policies of the Operating Partnership

The Operating Partnership intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its Common Stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of Common Stock and/or units of limited partnership interest in the Operating Partnership or affiliated partnerships as partial consideration for property acquisitions. The Operating Partnership from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Operating Partnership, when such entities' underlying assets are real estate. In general, the Operating Partnership does not (i) underwrite securities of other issuers or (ii) actively trade in loans or other investments.

The Operating Partnership primarily invests in multifamily properties in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). The Operating Partnership currently intends to continue to invest in multifamily properties in such regions, but may change such policy without a vote of the stockholders. In connection with the Sachs' portfolio acquisition in December 2002, the Operating Partnership has acquired two properties in Nevada and one property in Texas.

The policies discussed above may be reviewed and modified from time to time by the Board of Directors without the vote of the stockholders.

Item 2. Properties

The Operating Partnership's property portfolio as of December 31, 2003 (including partial ownership interests) consists of ownership interests in 121 multifamily properties (comprising 26,012 apartment units), of which 14,943 units are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), 4,605 units are located in Northern California (the San Francisco Bay Area), 5,886 of which are located in the Pacific Northwest (4,515 units in the Seattle metropolitan area and 1,371 units in the Portland, Oregon metropolitan area), and 578 are located in other areas (302 units in Houston, Texas and 276 units in Hemet, California). In addition, the Operating Partnership owns other real estate assets consisting of five recreational vehicle parks (comprising 1,717 spaces), four office buildings (totaling approximately 63,540 square feet) and two manufactured housing communities (containing 607 sites). One office building, which is located in Northern California (Palo Alto), has approximately 17,400 square feet and houses the Operating Partnership's headquarters. Another office building, located in Southern California (Woodland Hills), has approximately 38,940 square feet, of which the Operating Partnership currently occupies approximately 8,600 square feet. The Woodland Hills office building has nine third party tenants occupying approximately 27,300 feet. The Operating Partnership along with its affiliated entities and joint ventures also have entered into commitments for the development of 1,056 units in five multifamily communities; two of which are in Northern California and three in Southern California. See "Development" in Item 1 of this Annual Report on Form 10-K for a list of our properties under development.

The Operating Partnership's multifamily properties accounted for 95% of the Operating Partnership's property revenues for the year ended December 31, 2003.

Occupancy Rates

The 121 multifamily residential properties had an average occupancy, based on "financial occupancy," during the year ended December 31, 2003, of approximately 96%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on financial occupancy, which is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2003, the headquarters building was 100% occupied by the Operating Partnership and the Southern California office building was 92% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on "physical occupancy" which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on "physical occupancy" which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2003, none of the Operating Partnership's Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties

The Operating Partnership's multifamily Properties are generally suburban garden apartments and townhomes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 215 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

The Operating Partnership selects, trains and supervises a full team of on- site service and maintenance personnel. The Operating Partnership believes that its customer service approach enhances its ability to retain tenants and that its multifamily Properties were built well and have been maintained well since acquisition.

Office Buildings

The Operating Partnership's corporate headquarters is located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997. The Operating Partnership also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,940 square feet building, of which the Operating Partnership currently occupies approximately 8,600 square feet. The building has nine third party tenants occupying approximately 28,700 feet. The largest single tenant occupies approximately 10,900 square feet. The Operating Partnership acquired this property in 2001. The Operating Partnership also has two small office buildings comprising approximately 7,200 square feet that are located in San Diego, California.

Recreational Vehicle Parks

The Operating Partnership owns five recreational vehicle parks, acquired in the Operating Partnership's December 2002 acquisition of the Sachs Corporation, (comprising of 1,717 spaces) located in El Cajon, California; Hemet, California; and Las Vegas Nevada.

Manufactured Housing Communities

The Operating Partnership owns manufactured housing communities, acquired in the Operating Partnership's December 2002 acquisition of the Sachs Corporation, (containing 607 sites) located in Vista, California and Las Vegas, Nevada.

During the fourth quarter of 2003, the Operating Partnership entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites. Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41.7 million - a 5% premium to the gross book value of the assets. Under the lease agreements Essex is to receive a fixed monthly lease payment in addition to a non-refundable upfront payment that will be amortized over approximately five years (the life of the lease).

The following tables describe the Operating Partnership's Properties as of December 31, 2003. The first table describes the Operating Partnership's multifamily residential properties and the second table describes the Operating Partnership's other real estate assets.

                                                                          Rentable
                                                                           Square       Year       Year
Multifamily Residential Properties (1)         Location          Units     Footage      Built    Acquired  Occupancy(2)
---------------------------------------  --------------------- --------- ----------- ----------- --------- ------------
Southern California
Alpine Country.........................  Alpine, CA                 108      81,900     1986       2002        94%
Alpine Village.........................  Alpine, CA                 306     254,400     1971       2002        95%
Barkley Apartments(3)(4)...............  Anaheim, CA                161     139,800     1984       2000        97%
Vista Pointe(5)........................  Anaheim, CA                286     242,400     1968       1985        95%
Bonita Cedars..........................  Bonita, CA                 120     120,800     1983       2002        97%
Villas at Carlsbad(6)..................  Carlsbad, CA               102      72,900     1985       2002        94%
Camarillo Oaks(7)......................  Camarillo, CA              564     459,000     1985       1996        97%
Cambridge..............................  Chula Vista, CA             40      22,100     1965       2002        96%
Woodlawn Colonial......................  Chula Vista, CA            159     104,500     1974       2002        95%
Mesa Village...........................  Clairemont, CA             133      43,600     1963       2002        95%
Villa Venetia(6).......................  Costa Mesa, CA             468     405,800     1972       2003        94%
Valley Park(8).........................  Fountain Valley, CA        160     169,700     1969       2001        98%
Casa Tierra............................  El Cajon, CA                40      28,700     1972       2002        98%
Coral Gardens..........................  El Cajon, CA               200     182,000     1976       2002        97%
Tierra del Sol/Norte...................  El Cajon, CA               156     117,000     1969       2002        97%
Grand Regency..........................  Escondido, CA               60      42,400     1967       2002        98%
Capri at Sunny Hills(8)................  Fullerton, CA              100     128,100     1961       2001        96%
Wilshire Promenade(9)..................  Fullerton, CA              149     128,000     1992       1997        97%
Montejo(8).............................  Garden Grove, CA           124     103,200     1974       2001        97%
Hampton Court (Columbus)(7)............  Glendale, CA                83      71,500     1974(10)   1999        95%
Hampton Place (Loraine)(7).............  Glendale, CA               132     141,500     1970(11)   1999        92%
Huntington Breakers(7).................  Huntington Beach, CA       342     241,700     1984       1997        95%
Huntington Villas(6)...................  Huntington Beach, CA       400     352,800     1972       2003        94%
Hillsborough Park......................  La Habra, CA               235     215,500     1999       1999        98%
Rosebeach(6)...........................  La Mirada, CA              174     172,200     1970(12)   2000        98%
Arboretum at Lake Forest(6)............  Lake Forest, CA            225     215,300     1970       2002        96%
Trabuco Villas.........................  Lake Forest, CA            132     131,000     1985       1997        97%
Marbrisa...............................  Long Beach, CA             202     122,800     1987       2002        95%
Pathways...............................  Long Beach, CA             296     197,700     1975       1991        96%
Bunker Hill(7).........................  Los Angeles, CA            456     346,600     1968       1998        97%
City Heights(5)........................  Los Angeles, CA            687     424,100     1968       2000        97%
Cochran Apartments.....................  Los Angeles, CA             58      51,400     1989       1998        98%
Kings Road.............................  Los Angeles, CA            196     132,100     1979       1997        97%
Park Place.............................  Los Angeles, CA             60      48,000     1988       1997        98%
Windsor Court..........................  Los Angeles, CA             58      46,600     1988       1997        98%
Mirabella..............................  Marina Del Rey, CA         188     176,800     2000       2000        95%
Mira Woods Villa.......................  Mira Mesa, CA              355     262,600     1962       2002        95%
Hillcrest Park (Mirabella).............  Newbury Park, CA           608     521,900  1973(13)(14)  1998        96%
Coronado at Newport North(15)(16)......  Newport Beach, CA          732     459,600     1968(17)   1999        94%
Coronado at Newport South(15)(16)......  Newport Beach, CA          715     498,700     1968       1999        94%
Fairways(7)(18)........................  Newport Beach, CA           74     107,100     1972       1999        96%
Country Villas.........................  Oceanside, CA              180     179,700     1976       2002        91%
Foxborough (Woodland Apartments)(6)....  Orange, CA                  90     108,000     1969(19)   2000        98%
Mariners Place.........................  Oxnard, CA                 105      77,200     1987       2000        98%
Ocean Villas(6)........................  Oxnard, CA                 119     108,900     1974       2002        97%
Tierra Vista(20).......................  Oxnard, CA                 404     387,100     2001       2001        94%
Monterey Villas (Village Apartments)...  Oxnard, CA                 122     122,100     1974(21)   1997        95%
Monterra del Mar (Windsor Terrace).....  Pasadena, CA               123      74,400     1972(22)   1999        96%
Monterra del Rey (Glenbrook)...........  Pasadena, CA                84      73,100     1972(23)   1999        94%
Monterra del Sol (Euclid)..............  Pasadena, CA                85      69,200     1972(24)   1999        96%
Villa Angelina(8)......................  Placentia, CA              256     217,600     1970       2001        97%
Crest, The(6)..........................  Pomona, CA                 501     498,000     1986       2000        96%
Highridge(8)...........................  Rancho Palos Verdes, CA    255     290,200     1972       1997        97%

                                                                          Rentable
                                                                           Square       Year       Year
Multifamily Residential Properties (1)         Location          Units     Footage      Built    Acquired  Occupancy(2)
---------------------------------------  --------------------- --------- ----------- ----------- --------- ------------
Southern California (continued)
Bluffs II, The(25).....................  San Diego, CA              224     126,700     1974       1997        98%
Emerald Palms..........................  San Diego, CA              152     133,000     1986       2002        97%
Summit Park............................  San Diego, CA              300     229,400     1972       2002        96%
Vista Capri - East.....................  San Diego, CA               26      16,800     1967       2002        93%
Vista Capri - North....................  San Diego, CA              106      51,800     1975       2002        95%
Villas at Bonita(6)....................  San Dimas, CA              102      94,200     1981       2003        95%
Villas at San Dimas(6) ................  San Dimas, CA              156     144,600     1981       2003        97%
Hearthstone(8).........................  Santa Ana, CA              140     154,800     1970       2001        96%
Treehouse(8)...........................  Santa Ana, CA              164     135,700     1970       2001        97%
Carlton Heights........................  Santee, CA                  70      48,400     1979       2002        98%
Meadowood(7)...........................  Simi Valley, CA            320     264,500     1986       1996        96%
Shadow Point...........................  Spring Valley, CA          172     131,200     1983       2002        95%
El Encanto(6)..........................  Tustin, CA                 116      92,700     1969       2000        98%
Lofts at Pinehurst, The (Villa Scandia)  Ventura, CA                118      71,100     1971(26)   1997        97%
Walnut Heights.........................  Walnut, CA                 163     146,700     1964      2003        93%
Avondale at Warner Center..............  Woodland Hills, CA         446     331,000     1970       1999        97%
                                                               --------- -----------                       ------------
                                                                 14,943  12,161,900                            96%

Northern California
Brookside Oaks (8).....................  Cupertino, CA              170     119,900     1973       2000        96%
Point at Cupertino, The (Westwood)(20).  Cupertino, CA              116     135,200     1963(27)   1998        97%
Stevenson Place........................  Fremont, CA                200     146,200     1971(28)   1983        95%
Treetops (7)...........................  Fremont, CA                172     131,200     1978       1996        94%
Wimbledon Woods........................  Hayward, CA                560     462,400     1975       1998        95%
Summerhill Commons.....................  Newark, CA                 184     139,000     1987       1987        94%
Essex at Lake Merritt, The.............  Oakland, CA                270     258,900     2003       2003        94%
San Marcos (Vista del Mar).............  Richmond, CA               312     292,700     2003       2003        99%
Le Parc Luxury Apartments (Plumtree)...  Santa Clara, CA            140     113,200     1975(29)   1994        98%
Marina Cove (30).......................  Santa Clara, CA            292     250,200     1974       1994        97%
Mt. Sutro Terrace (7)..................  San Francisco, CA           99      64,000     1973       1999        94%
The Carlyle (7)........................  San Jose, CA               132     129,200     2000       2000        96%
Waterford Place........................  San Jose, CA               238     219,600     2000       2000        99%
Bel Air (7)............................  San Ramon, CA              462     391,000     1988(31)   1995        94%
Eastridge..............................  San Ramon, CA              188     174,100     1988       1996        94%
Foothill Gardens.......................  San Ramon, CA              132     155,100     1985       1997        96%
Twin Creeks............................  San Ramon, CA               44      51,700     1985       1997        96%
Bristol Commons (7)....................  Sunnyvale, CA              188     142,600     1989       1995        97%
Oak Pointe.............................  Sunnyvale, CA              390     294,100     1973       1988        96%
Summerhill Park........................  Sunnyvale, CA              100      78,500     1988       1988        96%
Windsor Ridge..........................  Sunnyvale, CA              216     161,800     1989       1989        97%
                                                               --------- -----------                       ------------
                                                                  4,605   3,910,600                            96%

                                                                          Rentable
                                                                           Square       Year       Year
Multifamily Residential Properties (1)         Location          Units     Footage      Built    Acquired  Occupancy(2)
---------------------------------------  --------------------- --------- ----------- ----------- --------- ------------

Pacific Northwest
Seattle, Washington Metropolitan Area
Emerald Ridge..........................  Bellevue, WA               180     144,000     1987       1994        95%
Foothill Commons (7)...................  Bellevue, WA               360     288,300     1978       1990        95%
Palisades, The (7).....................  Bellevue, WA               192     159,700     1977       1990        97%
Sammamish View.........................  Bellevue, WA               153     133,500     1986       1994        97%
Woodland Commons (7)...................  Bellevue, WA               236     172,300     1978       1990        95%
Canyon Pointe..........................  Bothell, WA                250     210,400     1990       2003        94%
Inglenook Court........................  Bothell, WA                224     183,600     1985       1994        95%
Salmon Run at Perry Creek..............  Bothell, WA                132     117,100     2000       2000        94%
Stonehedge Village (7).................  Bothell, WA                196     214,800     1986       1997        94%
Park Hill at Issaquah (32).............  Issaquah, WA               245     277,700     1999       1999        90%
Wandering Creek........................  Kent, WA                   156     124,300     1986       1995        95%
Bridle Trails (7)......................  Kirkland, WA                92      73,400     1986       1997        95%
Evergreen Heights......................  Kirkland, WA               200     188,300     1990       1997        94%
Laurels at Mill Creek..................  Mill Creek, WA             164     134,300     1981       1996        95%
Anchor Village (8).....................  Mukilteo, WA               301     245,900     1981       1997        92%
Castle Creek...........................  Newcastle, WA              216     191,900     1997       1997        96%
Brighton Ridge.........................  Renton, WA                 264     201,300     1986       1996        95%
Forest View............................  Renton, WA                 192     182,500     1998       2003        97%
Fountain Court (7).....................  Seattle, WA                320     207,000     2000       2000        97%
Linden Square..........................  Seattle, WA                183     142,200     1994       2000        94%
Maple Leaf (7).........................  Seattle, WA                 48      35,500     1986       1997        96%
Spring Lake (7)........................  Seattle, WA                 69      42,300     1986       1997        96%
Wharfside Pointe.......................  Seattle, WA                142     119,200     1990       1994        98%
Portland, Oregon Metropolitan Area
Andover Park (6).......................  Beaverton, OR              240     227,800     1992       2001        95%
Jackson School Village (7).............  Hillsboro, OR              200     196,800     1996       1996        91%
Landmark...............................  Hillsboro, OR              285     282,900     1990       1996        94%
Hunt Club (6)..........................  Lake Oswego, OR            256     198,000     1985       2000        95%
Meadows at Cascade Park................  Vancouver, WA              198     199,300     1989       1997        94%
Village at Cascade Park................  Vancouver, WA              192     178,100     1989       1997        96%
                                                               --------- -----------                       ------------
                                                                  5,886   5,072,400                            95%
Other areas
Devonshire.............................  Hemet, CA                  276     207,200     1988       2002        96%
St. Cloud..............................  Houston, TX                302     306,800     1968       2002        85%
                                                               --------- -----------                       ------------
                                                                    578     514,000                            90%
                                                               --------- -----------                       ------------
        Total/Weighted Average                                   26,012  21,658,900                            96%
                                                               ========= ===========                       ============

                                                                 Rentable
                                                                  Square     Year      Year
Other real estate assets (1)         Location          Tenants    Footage    Built   Acquired  Occupancy(2)
------------------------------ --------------------- ----------- --------- --------- --------- -------------
Office Buildings
925 East Meadow Drive........  Palo Alto, CA              1        17,400    1988      1997        100%(33)
22110-22120 Clarendon Street.  Woodland Hills, CA        10        38,940    1982      2001         92%(34)
2399 Camino Del Rio South....  San Diego, CA              3         5,200    1978      2002        100%
3205 Moore Street............  San Diego, CA              3         2,000    1957      2002        100%
                                                     ----------- ---------                     -------------
    Total Office Buildings                               17        63,540                           95%
                                                     =========== =========                     =============

Recreational Vehicle Parks
Circle RV....................  El Cajon, CA           179 spaces             1977      2002        (35)
Vacationer...................  El Cajon, CA           159 spaces             1973      2002        (35)
Diamond Valley...............  Hemet, CA              224 spaces             1974      2002        (35)
Golden Village...............  Hemet, CA             1,019 spaces            1972      2002        (35)
Riviera RV...................  Las Vegas, NV          136 spaces             1969      2002        (35)
                                                     -----------
    Total Recreational Vehicle Parks                 1,717 spaces
                                                     ===========

Manufactured Housing Communities
Green Valley.................  Vista, CA              157 sites              1973      2002        (35)
Riviera......................  Las Vegas, NV          450 sites              1969      2002        (35)
                                                     -----------
    Total Manufactured Housing Communities            607 sites
                                                     ===========

(1) Unless otherwise specified, the Operating Partnership has a 100% ownership interest in each Property.

(2) For multifamily residential properties, occupancy rates are based on financial occupancy for the year ended December 31, 2003; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2003. For an explanation of how financial occupancy and physical occupancy are calculated, see "Properties-Occupancy Rates" in this Item 2.

(3) The Operating Partnership has a 30% special limited partnership interest in this property, which owns this multifamily property. This investment was made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation. The Operating Partnership accounts for this property under the equity method of accounting.

(4) The property is subject to a ground lease, which, unless extended, will expire in 2082.

(5) The Operating Partnership owns the land and has entered into a leasehold interest. The leasehold interest entitles the Operating Partnership to receive a monthly payment for the 34-year term of the land lease. The Operating Partnership may be required to sell its interest in the property anytime following the seventh anniversary of the leasehold date which was created in 2002.

(6) This property is owned by Fund I. The Operating Partnership has a 21.4% interest in Fund I and is accounted for using the equity method of accounting.

(7) This Property is owned by a single asset limited partnership in which the Operating Partnership has at least a 99.0% limited partnership interest.

(8) The Operating Partnership holds a 1% special limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner interest and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Operating Partnership may, however, elect to deliver an equivalent number of shares of the Company's Common Stock in satisfaction of the applicable partnership's cash redemption obligation. The Operating Partnership accounts for this property under the equity method of accounting.

(9) The Operating Partnership purchased an additional 21 units adjacent to this property in 2002 for $3 million, which was built in 1991.

(10) The Operating Partnership completed an approximate $1.6 million redevelopment on this property in 2000.

(11) The Operating Partnership completed an approximate $2.3 million redevelopment on this property in 2000.

(12) Fund I is in the process of performing a $3.5 million redevelopment on this property.

(13) The Operating Partnership completed an $11.0 million redevelopment on this property in 2001.

(14) The Operating Partnership is in the process of performing a $3.4 million redevelopment on this property.

(15) The Operating Partnership has an approximate 49.9% direct ownership interest in this property. The Operating Partnership accounts for this property under the equity method of accounting.

(16) Fund I has an approximate 49.9% direct ownership in this property. The Operating Partnership has a 21.4% interest in Fund I and is accounted for using the equity method of accounting.

(17) The Operating Partnership completed a $13.6 million redevelopment on this property in 2001.

(18) This property is subject to a ground lease, which, unless extended, will expire in 2027.

(19) Fund I completed a $1.7 million redevelopment on this property in 2001.

(20) The Operating Partnership has a 20.0% ownership this property. The Operating Partnership accounts for this property under the equity method of accounting.

(21) The Operating Partnership completed an approximate $3.2 million redevelopment on this property in 2002.

(22) The Operating Partnership completed a $1.9 million redevelopment on this property in 2000.

(23) The Operating Partnership completed a $1.9 million redevelopment on this property in 2001.

(24) The Operating Partnership completed a $1.7 million redevelopment on this property in 2001.

(25) The Operating Partnership has an 85.0% controlling limited partnership interest in this property.

(26) The Operating Partnership completed an approximate $3.5 million redevelopment on this property in 2002.

(27) The partnership that owns this property completed a $2.7 million redevelopment on this property in 2001.

(28) The Operating Partnership completed an approximately $4.5 million redevelopment on this property in 1998.

(29) The Operating Partnership completed an approximate $3.4 million redevelopment on this property in 2002.

(30) A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(31) The Operating Partnership completed construction of 114 units of the property's 462 total units in 2000.

(32) The Operating Partnership has an approximate 45% preferred limited partnership interest in this property.

(33) The Operating Partnership occupies 100% of this property.

(34) The Operating Partnership occupies 22% of this property.

(35) The Operating Partnership leased this property in 2003 to an unrelated third party for approximately 5 years with an option to purchase the property in approximately 4 years.

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

During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Unregistered Sales of Securities

During the fourth quarter of 2003, there were no sales of unregistered securities.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 1999 through December 31, 2003.

                                                                                    Years Ended December 31,
                                                                    ----------------------------------------------------------
                                                                       2003        2002        2001        2000        1999
                                                                    ----------  ----------  ----------  ----------  ----------
                                                                     (Dollars in thousands, except unit and per unit amounts)
OPERATING DATA:
Revenues
   Rental......................................................... $  215,699  $  171,909  $  175,894  $  161,097  $  135,476
   Other property income..........................................      7,169       5,356       5,493       4,790       3,136
   Interest and other income......................................     11,582      22,857      22,152      10,969       5,618
                                                                    ----------  ----------  ----------  ----------  ----------
       Total revenues.............................................    234,450     200,122     203,539     176,856     144,230
                                                                    ----------  ----------  ----------  ----------  ----------
EXPENSES
   Property operating expenses, excluding depreciation and
     amortization.................................................     74,037      52,454      52,277      46,091      41,119
   Depreciation and amortization..................................     49,409      37,042      35,915      30,442      25,862
   Amortization of deferred financing costs.......................      1,008         605         657         639         566
   General and administrative.....................................      7,106       6,291       7,498       6,062       4,263
   Interest(1)....................................................     42,751      35,012      38,746      30,163      21,184
                                                                    ----------  ----------  ----------  ----------  ----------
       Total expenses.............................................    174,311     131,404     135,093     113,397      92,994
                                                                    ----------  ----------  ----------  ----------  ----------
   Income from continuing operations before gain on sale
     of real estate, minority interest, and discontinued
     operations...................................................     60,139      68,718      68,446      63,459      51,236
   Gain on sales of real estate...................................         --          --       3,788       4,022       9,524
   Minority interests.............................................       (122)       (135)       (196)       (372)       (549)
                                                                    ----------  ----------  ----------  ----------  ----------
   Income from continuing operations..............................     60,017      68,583      72,038      67,109      60,211
   Discontinued operations:
     Operating income from real estate sold.......................         --         253         710         622         642
     Gain on sale of real estate..................................         --       9,051          --          --          --
                                                                    ----------  ----------  ----------  ----------  ----------
Net income........................................................     60,017      77,887      72,748      67,731      60,853
                                                                    ----------  ----------  ----------  ----------  ----------
Write off of Series C preferred units offering costs..............       (625)         --          --          --          --
Amortization of discount on general partner preferred equity......       (336)         --          --          --          --
Preferred return to general partner - Series F....................       (195)         --          --          --          --
Dividends on preferred units - general partner....................         --          --          --        (245)     (1,333)
Dividends on preferred units - limited partners...................    (17,996)    (18,319)    (18,319)    (18,319)    (12,238)
                                                                    ----------  ----------  ----------  ----------  ----------
Net income available to common units ............................. $   40,865  $   59,568  $   54,429  $   49,167  $   47,282
                                                                    ==========  ==========  ==========  ==========  ==========
Net income from continuing operations available to
  common units per unit-diluted................................... $     1.71  $     2.39  $     2.56  $     2.35  $     2.35
                                                                    ==========  ==========  ==========  ==========  ==========
Net income available to common units per unit-diluted............. $     1.71  $     2.84  $     2.59  $     2.37  $     2.37
                                                                    =========== ==========  ==========  ==========  ==========
   Weighted average common units outstanding-
     diluted (in thousands).......................................     23,948      21,008      21,005      20,731      20,513
                                                                    ==========  ==========  ==========  ==========  ==========
Distribution per common unit...................................... $     3.12  $     3.08  $     2.80  $     2.38  $     2.15
                                                                    ==========  ==========  ==========  ==========  ==========

                                                                                         As of December 31,
                                                                    ----------------------------------------------------------
                                                                       2003        2002        2001        2000        1999
                                                                    ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
   Investment in real estate (before accumulated
     depreciation)................................................ $1,732,920  $1,515,956  $1,175,200  $1,156,408  $  929,076
   Net investment in real estate..................................  1,491,685   1,324,135   1,018,931   1,036,909     832,471
   Real estate under development..................................     52,439     143,756      93,256      38,231     120,414
   Total assets...................................................  1,728,564   1,619,734   1,329,458   1,281,849   1,062,313
   Total property indebtedness....................................    832,229     804,063     638,660     595,535     384,108
   Partners' capital..............................................    820,642     748,117     631,727     629,441     623,603

(1) Extraordinary item - loss on early extinguishment of debt of $119 and $214 for the years ended December 31, 2000 and 1999, respectively, have been reclassified as interest expense in accordance with the adoption of SFAS No. 145 on January 1, 2003.

                                                                                       As of December 31,
                                                                  ----------------------------------------------------------
                                                                     2003        2002        2001        2000        1999
                                                                  ----------  ----------  ----------  ----------  ----------
OTHER DATA:
Interest coverage ratio(1)......................................         3.6x        4.0x        3.7x        4.1x        4.7x
Gross operating margin(2).......................................         67%         70%         71%         72%         70%
Average same property monthly rental rate per
  apartment unit(3)(4).......................................... $    1,088  $    1,108  $    1,153  $    1,039  $      950
Average same property monthly operating expenses
  per apartment unit(3)(5)...................................... $      325  $      310  $      293  $      271  $      259
Total multifamily units (at end of period)......................     26,012      23,699      20,762      18,673      15,106
Same property occupancy rate(6).................................         96%         95%         95%         97%         96%
Total Properties (at end of period).............................        132         123          94          87          72

(1) Interest coverage ratio represents earnings before minority interest, gain on sales of real estate, interest expense, taxes, depreciation and amortization ("EBITDA") divided by interest expense. The Operating Partnership believes that in addition to net income, Funds from Operations and cash flows, the interest coverage ratio is a useful financial performance measurement of an equity REIT because, together with net income, Funds from Operations and cash flows, the interest coverage ratio provides investors with an additional measure to evaluate a REIT's ability to incur and service debt and to fund acquisitions and other capital expenditures. To evaluate EBITDA and the trends it depicts, the components of EBITDA, such as rental revenues, rental expenses, real estate taxes and general and administrative expenses, should be considered. Excluded from EBITDA are financing costs such as interest as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBITDA does not represent net income or cash flows from operating, financing and investing activities as defined by generally accepted accounting principles and does not necessarily indicate that cash flows will be sufficient to fund all of our cash needs. It should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Further, EBITDA as disclosed by other REITs may not be comparable to our calculation of EBITDA.

The following table reconciles net income from continuing operations before gain on sale of real estate, minority interest, and discontinued operations to EBITDA for the periods presented:

                                                                                  Years Ended December 31,
                                                                  ----------------------------------------------------------
                                                                     2003        2002        2001        2000        1999
                                                                  ----------  ----------  ----------  ----------  ----------
                                                                                   (Dollars in thousands)
Income from continuing operations before gain on sale
   of real estate, minority interest, and discontinued
   operations................................................... $   60,139  $   68,718  $   68,446  $   63,459  $   51,236
Interest expense.................................................    42,751      35,012      38,746      30,163      21,184
Depreciation and amortization....................................    49,409      37,042      35,915      30,442      25,862
Amortization of deferred financing costs.........................     1,008         605         657         639         566
                                                                  ----------  ----------  ----------  ----------  ----------
EBITDA..........................................................    153,307     141,377     143,764     124,703      98,848
Interest expense................................................     42,751      35,012      38,746      30,163      21,184
Interest coverage ratio.........................................        3.6 x       4.0 x       3.7 x       4.1 x       4.7 x

(2) Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization, divided by rental revenues and other property income.

(3) Same property apartment units are those units in properties that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year-end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based on the consolidated financial statements of the Operating Partnership as of and for the years ended December 31, 2003, 2002 and 2001. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Overview

The Operating Partnership believes that its operating results have largely been a result of its business strategy of investing in submarkets that provide the greatest potential for rental growth at the lowest relative risk. Essex believes that its market research process, which includes an analysis of both metropolitan statistical areas (MSA's) and submarkets, provides it with a distinct competitive advantage. Essex researches markets by reviewing data from private and government sources as well as information developed or verified by its field personnel. Essex then utilizes its proprietary research model to project market rent trends, allowing the Operating Partnership to allocate capital to the markets with the best risk-adjusted return potential.

Essex's research process begins with a macro-economic analysis of various MSA's, followed by an evaluation of the submarkets within that MSA. The objective of the economic research department is to estimate the amount of new demand for housing, comparing it to the number of single family and multifamily homes being constructed within a submarket. Historically, markets with demand for multifamily housing that is greater than supply generate increasing occupancy levels and growth in rents.

Key components of Essex's analysis are as follows:

Job Growth: The Operating Partnership believes that quality job growth will lead to demand for multifamily and for-sale housing. Based on a variety of considerations, the Operating Partnership estimates how the total demand for housing will be allocated between rental and for-sale housing.

Housing Supply: Limited housing supply, both rental and for-sale, is a very important factor in maintaining high occupancy levels, particularly in periods of recession or slow economic growth. The Operating Partnership seeks to identify markets in which there is a low level of housing construction, measured as a percentage of existing housing stock.

Cost of for-sale housing: The Operating Partnership prefers areas with relatively expensive for-sale housing, which is usually caused by an insufficient amount of single-family housing construction. The Operating Partnership seeks to identify areas where the cost of rent is low relative to both median income levels and the cost of homeownership.

Demographic trends: The Operating Partnership evaluates areas with long- term positive immigration and demographic trends, and areas that provide an attractive quality of life.

Based on its evaluation of multifamily housing supply and demand factors, the Operating Partnership forecasts the occupancy and rent trends for its targeted submarkets, and actively seeks to expand its multifamily portfolio in the submarkets with the greatest risk-adjusted return.

By region, the Operating Partnership's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Operating Partnership had ownership interests representing 17% of its multifamily units in this region. Following the IPO, the Operating Partnership, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Operating Partnership, accordingly increased its ownership in such markets. As of December 31, 2003, we have ownership interests representing 58% of our multifamily units in this region. During 2003, the region continued to perform well, with same store property revenues increasing 4.8% versus 2002. The Operating Partnership expects this region to continue generating positive operating results in the near term.

Northern California Region: As of December 31, 2003, the Operating Partnership has ownership interests representing 18% of its multifamily units in this region. Several years of job losses have resulted in declining rents. In 2003, same store property revenues decreased 9.4% versus 2002. The Operating Partnership expects market rents to remain flat in 2004, which would result in same store property revenues to decline. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As a result, the Operating Partnership will begin to increase its investment focus in this region.

Pacific Northwest Region: As of December 31, 2003, the Operating Partnership has ownership interests representing 23% of its multifamily units in the region. This region also lost jobs in 2003, but at a lower rate as compared to the Operating Partnership's Northern California region. In 2003, same store property revenues decreased 3.0% versus 2002. The Operating Partnership expects job growth in this region in 2004, and believes this region will generate a slight increase in same property revenue versus 2003. The Operating Partnership expects positive multifamily fundamentals in this region after 2004, and the Operating Partnership will begin to increase it investment focus in this region.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements under the caption "Business Objectives" in this Part I, statements regarding the Operating Partnership's expectation as to performance of future acquisitions properties, expectations of the future multifamily fundamentals and operating results in various geographic regions and the Operating Partnership's investment focus in such regions, expectation as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of current development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations to meet all REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P., the anticipated performance of the Essex Apartment Value Fund II, L.P., the anticipated performance of existing properties, and statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that estimates of future income from an acquired property may prove to be inaccurate, acquisition and development projects will fail to meet expectations, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, the Operating Partnership will fail to meet all REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Essex Apartment Value Fund will fail to perform as anticipated, that the Essex Apartment Value Fund II, L.P. will not be formed or formed on less favorable terms, that the Operating Partnership's partners in the Funds fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, and that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and the Operating Partnership will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption "Risk Factors" in Item 1 of this Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-K are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, and its notes receivables. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

The Operating Partnership assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development. Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities. Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges. When the Operating Partnership determines that a property is held for sale, it discontinues the periodic depreciation of that property. The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status. Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

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

The Operating Partnership assesses the carrying value of its notes receivables pursuant to FASB's SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Operating Partnership will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Operating Partnership does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

The Operating Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 95% of its property revenues for the years ended December 31, 2003, 2002, and 2001. The Operating Partnership's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas). The average occupancy level of the Operating Partnership's portfolio has equaled or exceeded 95% for the last five years.

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks.

The Operating Partnership is in the process of forming a second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, which would result in a final $50 million capital commitment by a subsidiary of the Operating Partnership.

Since its formation, Fund I has acquired ownership interest in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate purchase price of approximately $500 million, excluding redevelopment expenses, and disposed of two multifamily residential properties, consisting of 530 apartment units at a gross sales price of approximately $73.2 million resulting in a net realized gain of approximately $5.7 million. In addition, two development land parcels, where approximately 480 apartment units are planned for construction, have been purchased by Fund I with a total estimated cost for the projects of approximately $101.7 million. As of December 31, 2003, the remaining commitments to fund these development projects is approximately $37.4 million of which approximately $8.0 million is the Operating Partnership's commitment.

The Operating Partnership (excluding Fund I's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 444 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $70.3 million. As of December 31, 2003, the remaining commitment to fund these projects is approximately $17.9 million.

Results of Operations

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Average financial occupancy rates of the Operating Partnership's multifamily "Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2003 and 2002) increased to 95.8% for the year ended December 31, 2003 from 94.7% for the year ended December 31, 2002. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the Same Store Properties for the years ended December 31, 2003 and 2002 are as follows:

                                            Years ended
                                            December 31,
                                    -------------------------
                                        2003         2002
                                    ------------ ------------
Southern California................        96.3%        94.7%
Northern California................        95.8%        95.9%
Pacific Northwest..................        95.1%        93.1%

Total Revenues increased by $34,328,000 or by 17.2% to $234,450,000 in 2003 from $200,122,000 in 2002. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                                                  Years Ended
                                                                                  December 31,
                                                                  Number of   --------------------   Dollar   Percentage
                                                                  Properties    2003       2002      Change    Change
                                                                  ----------  ---------  ---------  --------- ---------
                                                                              (dollars in thousands)
Revenues
   Property revenues -
   Same Store Properties:
       Southern California.......................................        22  $  71,192  $  67,905  $   3,287       4.8%
       Northern California.......................................        16     50,346     55,557     (5,211)     (9.4)
       Pacific Northwest.........................................        23     40,726     41,989     (1,263)     (3.0)
                                                                  ----------  ---------  ---------  ---------
          Total property revenues
            Same Store Properties................................        61    162,264    165,451     (3,187)     (1.9)
                                                                  ==========
   Property revenues - properties acquired subsequent
     to January 1, 2002 (1)......................................               60,604     11,814     48,790     413.0
                                                                              ---------  ---------  ---------
          Total property revenues................................              222,868    177,265     45,603      25.7
Interest and other income........................................               11,582     22,857    (11,275)    (49.3)
                                                                              ---------  ---------  ---------
          Total revenues.........................................            $ 234,450  $ 200,122  $  34,328      17.2%
                                                                              =========  =========  ========= =========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities.

As set forth in the above table, the $34,328,000 net increase in total revenues was mainly attributable to an increase of $48,790,000 attributable to multifamily properties acquired subsequent to January 1, 2002, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities, which was offset in part by a decrease in interest and other income of $11,275,000 and a decrease in revenue from the Same Store Properties of $3,187,000. Subsequent to January 1, 2002, the Operating Partnership acquired 25 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities, had three communities in redevelopment and achieved stabilized operations at two development communities (the "Acquisitions Properties").

Interest and other income decreased by $11,275,000 or 49.3% to $11,582,000 in 2003 from $22,857,000 in 2002. The decrease primarily relates to the sale of certain co-investment assets resulting in the decrease in income earned on the Operating Partnership's co-investments and the repayment or conversion to non- accrual of notes receivable which resulted in a decrease in interest income on notes receivables.

Property revenues from the Same Store Properties decreased by $3,187,000 or 1.9% to $162,264,000 in 2003 from $165,451,000 in 2002. The majority of this decrease was attributable to the 16 Same Store Properties located in Northern California and the 23 Same Store Properties located in the Pacific Northwest. The property revenues of the Same Store Properties in Northern California decreased by $5,211,000 or 9.4% to $50,346,000 in 2003 from $55,557,000 in 2002. The decrease in Northern California is primarily attributable to rental rate decreases and a slight decrease in financial occupancy to 95.8% in 2003 from 95.9% in 2002. The property revenues of the Same Store Properties in the Pacific Northwest decreased by $1,263,000 or 3.0% to $40,726,000 in 2003 from $41,989,000 in 2002. The $1,263,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 95.1% in 2003 from 93.1% in 2002. The 22 multifamily residential properties located in Southern California offset the net decrease in total property revenues from the other Same Store Properties. The property revenues for these properties increased by $3,287,000 or 4.8% to $71,192,000 in 2003 from $67,905,000 in 2002. The $3,287,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 96.3% in 2003 from 94.7% in 2002.

Total Expenses increased by $42,907,000 or approximately 32.7% to $174,311,000 in 2003 from $131,404,000 in 2002. This increase was mainly due to an increase in property operating expenses of $33,950,000 or 37.9% to $123,446,000 in 2003 from $89,496,000 in 2002. Of such operating expense increase $32,154,000 was attributable to the Acquisition Properties. Interest expense increased by $7,739,000 or 22.1% to $42,751,000 in 2003 from $35,012,000 in 2002. The increase in interest expense is mainly due to increases in the mortgage notes payable balance.

Discontinued operations decreased by $9,304,000 to $0 in 2003 from $9,304,000 in 2002. This decrease is due to the reduction of gain on sale of real estate and operating income from Tara Village, a 168-unit apartment community located in Tarzana, California, which was sold on June 18, 2002.

Net income decreased by $17,870,000 or 22.9% to $60,017,000 in 2003 from $77,887,000 in 2002. The decrease in net income is mainly attributable to the factors noted above.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Average financial occupancy rates of the Operating Partnership's multifamily "2002/2001 Same Store Properties" (properties consolidated by the Operating Partnership for each of the years ended December 31, 2002 and 2001) decreased to 94.5% for the year ended December 31, 2002 from 94.7% for the year ended December 31, 2001. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of financial occupancy for the 2002/2001 Same Store Properties for the years ended December 31, 2002 and 2001 are as follows:

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

Total Revenues decreased by $3,417,000 or 1.7% to $200,122,000 in 2002 from $203,539,000 in 2001. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the 2002/2001 Same Store Properties.

                                                                                  Years Ended
                                                                                  December 31,
                                                                  Number of   --------------------   Dollar   Percentage
                                                                  Properties    2002       2001      Change    Change
                                                                  ----------  ---------  ---------  --------- ---------
                                                                              (dollars in thousands)
Revenues
   Property revenues -
   Same Store Properties:
       Southern California.......................................        19  $  56,244  $  54,305  $   1,939       3.6%
       Northern California.......................................        14     49,829     56,943     (7,114)    (12.5)
       Pacific Northwest.........................................        23     41,989     45,109     (3,120)     (6.9)
                                                                  ----------  ---------  ---------  ---------
          Total property revenues
            Same Store Properties................................        56    148,062    156,357     (8,295)     (5.3)
                                                                  ==========
   Property revenues - properties acquired subsequent
     to January 1, 2001 and disposed of in 2001 (1)..............               29,203     25,030      4,173      16.7
                                                                              ---------  ---------  ---------
          Total property revenues................................              177,265    181,387     (4,122)     (2.3)
Interest and other income........................................               22,857     22,152        705       3.2
                                                                              ---------  ---------  ---------
          Total revenues.........................................            $ 200,122  $ 203,539  $  (3,417)     (1.7)%
                                                                              =========  =========  ========= =========

(1) Also includes four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities.

As set forth in the above table, the $3,417,000 net decrease in total revenues was the result of a decrease in property revenues from 2002/2001 Same Store Properties, which was offset in part by $4,173,000 attributable to properties acquired subsequent to January 1, 2001 and disposed of in 2001, four office buildings, five recreational vehicle parks, two manufactured housing communities, redevelopment communities and development communities. Subsequent to January 1, 2001, the Operating Partnership acquired 22 multifamily properties, two office buildings, five recreational vehicle parks, two manufactured housing communities, had six communities in redevelopment and two development communities in the lease up stage (the "Acquisitions Properties").

Of the net decrease in total revenues, $8,295,000 was mainly attributable to a decrease in property revenues from the 2002/2001 Same Store Properties. Property revenues from the 2002/2001 Same Store Properties decreased by 5.3% to $148,062,000 in 2002 from $156,357,000 in 2001. The majority of this decrease was attributable to the 14 2002/2001 Same Store Properties located in Northern California and the 23 2002/2001 Same Store Properties located in the Pacific Northwest. The property revenues of the 2002/2001 Same Store Properties in Northern California decreased by $7,114,000 or 12.5% to $49,829,000 in 2002 from $56,943,000 in 2001. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in average financial occupancy to 95.6% in 2002 from 95.4% in 2001. The property revenues of the 2002/2001 Same Store Properties in the Pacific Northwest decreased by $3,120,000 or 6.9% to $41,989,000 in 2002 from $45,109,000 in 2001. The $3,120,000 decrease in the Pacific Northwest is primarily attributable to rental rate decreases and a decrease in average financial occupancy to 93.1% in 2002 from 93.9% in 2001. The 19 multifamily residential properties located in Southern California partially offset the net decrease in total revenues. The property revenues of these properties increased by $1,939,000 or 3.6% to $56,244,000 in 2002 from $54,305,000 in 2001. The $1,939,000 increase is primarily attributable to rental rate increases, which were partially offset by a slight decrease in average financial occupancy to 94.7% in 2002 from 94.8% in 2001.

Interest and other income increased by $705,000 or 3.2% to $22,857,000 in 2002 from $22,152,000 in 2001. The increase of $705,000 primarily relates to the equity in income from the gain on sale of co-investment assets and additional fee income earned in connection with the sale of co-investment assets.

Total Expenses decreased by $3,689,000 or approximately 2.7% to $131,404,000 in 2002 from $135,093,000 in 2001. This decrease was attributable to a decrease in interest expense, which decreased by $3,734,000 or 9.6% to $35,012,000 in 2002 from $38,746,000 in 2001 The interest expense decrease was primarily due to declining interest rates. General and administrative expenses represent the costs of the Operating Partnership's various acquisition and administrative departments as well as partnership administration and non- operating expenses. Such expenses decreased by $1,207,000 or 16.1% to $6,291,000 in 2002 from $7,498,000 in 2001. This decrease is largely due to a reduction in incentive compensation expense as compared to 2001.

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

Liquidity and Capital Resources Including Non-consolidated Investments

At December 31, 2003, the Operating Partnership had $9,146,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2003, non-revenue generating capital expenditures totaled approximately $385 per weighted average occupancy unit. The Operating Partnership expects to incur approximately $390 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2004. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for unidentified deferred maintenance renovations on acquisition properties, expenditures for property renovations and improvements which are expected to reposition a property and generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2004 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing two multifamily residential projects, with an aggregate of 444 units. Such projects involve certain risks inherent in real estate development. See "Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2003. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $70,300,000. As of December 31, 2003, the remaining commitment to fund these development projects is approximately $17,900,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Essex Apartment Value Fund, L.P. (the "Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. Fund I now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, the Operating Partnership will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of December 31, 2003 is approximately $9.6 million.

The Operating Partnership is in the process of forming a second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, which would result in a final $50 million capital commitment by a subsidiary of the Operating Partnership.

The Operating Partnership has two outstanding lines of credit for an aggregate amount of $275,000,000. The first line, in the amount of $185,000,000, matures in May 2004, with an option to extend it for one year thereafter. The Operating Partnership is currently negotiating to renew this line. During the third quarter of 2003 the Operating Partnership expanded this unsecured revolving credit facility to $185,000,000 from $165,000,000. No other material terms of this facility were revised. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10% during 2003 and 2002. As of December 31, 2003 and 2002, the interest rate was approximately 2.1% and 2.6%, respectively. At December 31, 2003 the Operating Partnership had $12,500,000 outstanding on this line of credit. On December 18, 2003, the Operating Partnership obtained a 5-year, $90,000,000 credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility is $90,000,000, increasing to $100,000,000 on July 1, 2004. The Operating Partnership borrowed $80,600,000 under this facility, comprised of two tranches as follows: $41,000,000, locked for 60 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $39,600,000 locked for 180 days at a base rate of 1.695% (59 basis points over Freddie Mac's Reference Rate). This credit facility has a lower cost of borrowing as compared to the Operating Partnership's unsecured credit facility. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

In addition, Fund I, the investment fund managed by the Operating Partnership, has credit facility for an aggregate amount of $30,000,000. During 2003 the Fund reduced this credit facility from $125,000,000 to $30,000,000, and matures in June 2004. The line bears interest at LIBOR plus 0.875%. As of December 31 2003, the line had no balance outstanding on this line. The line provides for debt covenants relating to limitations on mortgage indebtedness.

In addition to the Operating Partnership's lines of credit, the Operating Partnership had $739,129,000 of secured indebtedness at December 31, 2003. Such indebtedness consisted of $663,833,000 in fixed rate debt with interest rates varying from 5.5% to 8.2% and maturity dates ranging from 2005 to 2026. The secured indebtedness also includes $75,296,000 of tax-exempt variable rate demand bonds with interest rates paid during 2003 ranging from approximately 2.9% to 3.2% and maturity dates ranging from 2020 to 2032. The tax-exempt variable rate demand bonds are subject to interest rates caps.

Pursuant to existing shelf registration statements, the Company has the capacity to issue up to $219,455,250 of equity securities and the Operating Partnership has the capacity to issue up to $250,000,000 of debt securities.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

Financing and equity issuances.  During 2003, the Operating Partnership undertook the following financing activities and equity issuances.

On July 30, 2003, in connection with the Operating Partnership's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Operating Partnership made a final payment of approximately $1,766,000 in cash and issued an additional 35,860 shares of the Company's common stock to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares. The shares did not begin to accrue a dividend until November 25, 2003 and following that date, pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable at the Company's option on or after September 23, 2008. The shares were issued pursuant to the Company's existing shelf registration statement. Essex contributed the net proceeds from the Series F Preferred Stock offering to the Operating Partnership and it is to receive a preferred distribution from the Operating Partnership equal to the quarterly dividends on the Series F Preferred Stock ("Series F Preferred Distribution"). The Operating Partnership amortized the original discount in connection with the contribution from Essex in the fourth quarter of 2003, resulting in a charge of approximately $336,000. On November 24, 2003, the Operating Partnership used the net proceeds from the contribution from Essex to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"). In connection with this redemption, the Operating Partnership incurred a non-cash charge of $625,000 related to the write-off of the issuance costs.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold. The shares were issued pursuant to the Company's existing shelf registration statement. The proceeds of the offering were approximately $97,072,000, which were contributed to the Operating Partnership. Subsequent to the offering, the net proceeds generated from the offering were used to acquire multifamily communities located in the Company's targeted West Coast markets and for general corporate purposes, including the repayment of debt and the funding of development activities.

In January 2004, the Operating Partnership restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units will be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option will be extended by six years to July 28, 2010. The dates that the Series B Units can first be redeemed at the Operating Partnership's option will be extended from February 6, 2003 to December 31, 2009.

Operating Partnership Investments; Off-Balance Sheet Arrangements

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

At December 31, 2003 and 2002, the Operating Partnership did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Operating Partnership is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Operating Partnership had engaged in such relationships.

Included in the Operating Partnership's investments accounted for under the equity method investments are limited partnership interests in 17 partnerships (Down REIT entities), which collectively own ten multifamily properties, comprised of 1,831 units. These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect, with certain limitations, to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. At December 31, 2003, the maximum number of shares that could be required to meet redemption of these Down REIT entities is 1,449,138. The equity in income or loss reported by the Operating Partnership under the equity method of accounting for these down REIT entities is the residual net income of these down REIT entities after income has been allocated to the other limited partners equal to the distributions they received.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2003, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                           Less Than       2-3          4-5        Over 5
                                            1 Year        Years        Years        Years        Total
(In thousands)                            -----------  -----------  -----------  -----------  -----------
Mortgage notes payable.................. $     8,223  $    62,003  $   172,395  $   496,508  $   739,129
Lines of credit.........................      12,500           --           --       80,600       93,100
Development commitments(1)..............      17,900           --           --           --       17,900
Redevelopment commitments(2)............       1,930           --           --           --        1,930
Essex Apartment Value Fund, L.P.
   capital commitment...................       9,600           --           --           --        9,600
Mountain Vista, LLC captial commitment..       9,200           --           --           --        9,200
                                          -----------  -----------  -----------  -----------  -----------
                                         $    59,353  $    62,003  $   172,395  $   577,108  $   870,859
                                          ===========  ===========  ===========  ===========  ===========

(1) $17,900 of these commitments relate to hard contracts as of December 31, 2003.
(2) $450 of these commitments relate to hard contracts as of of December 31, 2003.

New Accounting Pronouncements Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" to variable interest entities (VIEs) in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004 may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. Non-SPEs created prior to February 1, 2003 are to be accounted for under FIN 46 Revised no later than the first quarter of 2004. The Operating Partnership has not formed nor is a party to any SPEs. Under FIN 46 Revised, the disclosure requirements are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which we conduct business, have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, we expect to consolidate Essex Management Corporation (EMC) and Essex Fidelity I Corporation (EFC), effective March 31, 2004, as we are the primary beneficiary of these VIEs. The total assets and liabilities of EMC and EFC, net of intercompany eliminations, were approximately $23,300,000 and $9,000,000, respectively, at December 31, 2003.

It is reasonably possible that certain other entities through which and with which the Operating Partnership conducts business, including those described in Notes 3(c), 4, 5 and 9 of the consolidated financial statements will be deemed to be VIEs under the provisions of FIN 46 Revised and that we may be the primary beneficiary. The Operating Partnership is continuing its evaluation of these other various entities, which currently it is uncertain if such entities would result in consolidation. If such other entities are required to be consolidated pursuant to FIN 46 Revised, the total assets and liabilities, net of intercompany balances would be $214,300,000 and $198,400,000 and an estimated maximum exposure to loss would be equal to the Operating Partnership's investments and commitments to invest in these entities of $15,600,000, as of December 31, 2003.The disclosures provided reflect management's understanding and analysis of FIN 46 Revised based upon information currently available. The Operating Partnership continues to evaluate and analyze the complex terms of this FIN 46 Revised and the evaluation of the impact of FIN 46 Revised on the Operating Partnership's consolidated financial statements is ongoing and is subject to change in the event additional interpretive guidance is provided by the FASB or others.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on our consolidated financial position or results of operations.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include those set fourth under the caption "Risk Factors" in Item I of this Annual Report on Form 10-K and the following:

Economic Environment

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties have been and continue to be in an economic downturn. This has resulted in increased concessions and reductions in market rental rates.

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged downturn in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that further reductions in market rental rates will result in reduction of rental revenues, operating income, cash flows, and the market value of the Company's shares. A prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the disposition of properties at acceptable disposition prices.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with historic levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt (see Item 7A and Notes 7 and 8 to consolidated financial statements). The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

Inflation

Inflationary increases would likely have a negative effect on property operating expenses and such increases may be at a greater rate than growth in property rental rates. The Operating Partnership believes it effectively manages its property and other expenses, but realizes that higher annual rates of inflation could result in increases to operating expense.

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

The Operating Partnership's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2003 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership's $663,833,000 of fixed rate mortgage notes payable at December 31, 2003 is approximately $632,111,000 based on the terms of existing mortgage notes payable compared to those available in the marketplace.

                                                  For the Years Ended December 31
                            ----------------------------------------------------------------------------------
                             2004      2005     2006     2007     2008    Thereafter      Total    Fair value
(In thousands)              -------  --------  -------  -------  -------  ---------     ---------  -----------
Fixed rate debt........... $ 8,223  $ 41,300  $20,703  $63,448  $108,947 $ 421,212     $ 663,833  $   632,111
Average interest rate.....     6.8%      6.8%     6.8%     6.7%      6.7%      6.7%
Variable rate LIBOR debt.. $12,500  $     --  $    --  $    --  $    --  $ 155,896 (1) $ 168,396  $   168,396
Average interest rate.....     2.3%       --       --       --       --        2.1%

(1) $75,296 subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2003; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 8. Financial Statements and Supplemental Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2004.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2004.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2004.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2004.

Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(B) Reports on Form 8-K

None

(C) Exhibits

The Operating Partnership hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Independent Auditors' Report

The Partners
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule of Real Estate and Accumulated Depreciation. These consolidated financial statements and the financial statement schedule are the responsibility of the management of Essex Portfolio, L.P. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

San Francisco, California
February 4, 2004, except Note 18,
as to which the date is
February 27, 2004

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(Dollars in thousands)

                                                                2003         2002
                                                             -----------  -----------
                          ASSETS
                          ------
Real estate:
   Rental properties:
       Land and land improvements.......................... $   422,549  $   368,712
       Buildings and improvements..........................   1,310,371    1,147,244
                                                             -----------  -----------
                                                              1,732,920    1,515,956
   Less accumulated depreciation...........................    (241,235)    (191,821)
                                                             -----------  -----------
                                                              1,491,685    1,324,135
   Investments.............................................      93,395       61,212
   Real estate under development...........................      52,439      143,756
                                                             -----------  -----------
                                                              1,637,519    1,529,103
Cash and cash equivalents--unrestricted....................       9,146        8,562
Cash and cash equivalents--restricted cash.................       6,168        9,265
Notes receivable from investees and other related parties..      19,007       24,081
Notes and other receivables................................      33,025       31,318
Prepaid expenses and other assets..........................      17,002       11,133
Deferred charges, net......................................       6,697        6,272
                                                             -----------  -----------
          Total assets..................................... $ 1,728,564  $ 1,619,734
                                                             ===========  ===========

             LIABILITIES AND PARTNERS' CAPITAL
           ------------------------------------
Mortgage notes payable..................................... $   739,129  $   677,563
Lines of credit............................................      93,100      126,500
Accounts payable and accrued liabilities...................      32,648       35,791
Distributions payable......................................      21,443       17,879
Other liabilities..........................................      15,886        8,157
                                                             -----------  -----------
          Total liabilities................................     902,206      865,890
Minority interests.........................................       5,716        5,727

Partners' capital:
   General Partner:
     Common equity.........................................     565,289      491,314
     Preferred equity (liquidation value of $25,000 and
          zero, respectively)..............................      24,412           --
                                                             -----------  -----------
                                                                589,701      491,314
                                                             -----------  -----------

   Limited Partners:
     Common equity.........................................      50,826       52,313
     Preferred equity (liquidation value of $185,000 and
          $210,000, respectively)..........................     180,115      204,490
                                                             -----------  -----------
                                                                230,941      256,803
                                                             -----------  -----------
          Total partners' capital..........................     820,642      748,117
                                                             -----------  -----------
Commitments and contingencies

          Total liabilities and partners' capital..........$  1,728,564  $ 1,619,734
                                                             ===========  ===========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per unit and unit amounts)

                                                                                2003         2002         2001
                                                                             -----------  -----------  -----------
Revenues:
   Rental.................................................................. $   215,699  $   171,909  $   175,894
   Other property..........................................................       7,169        5,356        5,493
                                                                             -----------  -----------  -----------
      Total property revenues..............................................     222,868      177,265      181,387
   Interest and other......................................................      11,582       22,857       22,152
                                                                             -----------  -----------  -----------
      Total revenues.......................................................     234,450      200,122      203,539
                                                                             -----------  -----------  -----------
Expenses:
   Property operating expenses:
     Maintenance and repairs...............................................      16,830       10,971       12,442
     Real estate taxes.....................................................      17,752       12,707       12,151
     Utilities.............................................................      12,312        8,826        8,620
     Administrative........................................................      19,957       14,963       15,087
     Advertising...........................................................       3,842        2,932        2,841
     Insurance.............................................................       3,344        2,055        1,136
     Depreciation and amortization.........................................      49,409       37,042       35,915
                                                                             -----------  -----------  -----------
      Total property operating expenses....................................     123,446       89,496       88,192
   Interest................................................................      42,751       35,012       38,746
   Amortization of deferred financing costs................................       1,008          605          657
   General and administrative..............................................       7,106        6,291        7,498
                                                                             -----------  -----------  -----------
      Total expenses.......................................................     174,311      131,404      135,093
                                                                             -----------  -----------  -----------
      Income from continuing operations before gain on sale of real
        estate, minority interests, and discontinued operations............      60,139       68,718       68,446
Gain on the sales of real estate...........................................          --           --        3,788
Minority interests.........................................................        (122)        (135)        (196)
                                                                             -----------  -----------  -----------
      Income from continuing operations....................................      60,017       68,583       72,038
                                                                             -----------  -----------  -----------
Discontinued operations:
   Operating income from real estate sold..................................          --          253          710
   Gain on sale of real estate.............................................          --        9,051           --
                                                                             -----------  -----------  -----------
      Income from discontinued operations..................................          --        9,304          710
                                                                             -----------  -----------  -----------
      Net income...........................................................      60,017       77,887       72,748
Write off of Series C preferred units offering costs.......................        (625)          --           --
Amortization of discount on general partner preferred equity...............        (336)          --           --
Preferred return to general partner - Series F.............................        (195)          --           --
Dividends on preferred units - limited partners............................     (17,996)     (18,319)     (18,319)
                                                                             -----------  -----------  -----------
      Net income available to common unitholders........................... $    40,865  $    59,568  $    54,429
                                                                             ===========  ===========  ===========
Per common Operating Partnership unit data:
   Basic:
     Income from continuing operations available to common units........... $      1.72  $      2.41  $      2.60
     Income from discontinued operations...................................          --         0.45         0.03
                                                                             -----------  -----------  -----------
       Net income.......................................................... $      1.72  $      2.86  $      2.63
                                                                             ===========  ===========  ===========
   Weighted average number of common partnership units outstanding
       during the year.....................................................  23,737,077   20,812,272   20,688,246
                                                                             ===========  ===========  ===========
   Diluted:
     Income from continuing operations available to common units........... $      1.71  $      2.39  $      2.56
     Income from discontinued operations...................................          --         0.45         0.03
                                                                             -----------  -----------  -----------
       Net income.......................................................... $      1.71  $      2.84  $      2.59
                                                                             ===========  ===========  ===========
   Weighted average number of common partnership units outstanding
       during the year.....................................................  23,947,930   21,007,501   21,004,707
                                                                             ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners' Capital
Years ended December 31, 2003, 2002 and 2001
(Dollars and units in thousands)

                                       General Partner                  Limited Partners
                                       -------------------------------  -------------------------------
                                                             Preferred                        Preferred
                                       Common Equity          Equity    Common Equity          Equity
                                       --------------------  ---------  --------------------  ---------
                                         Units     Amount     Amount      Units     Amount     Amount       Total
                                       ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2000.........   18,417  $ 391,675  $      --      2,129  $  33,276  $ 204,490   $ 629,441

Issuance of common units under
   stock-based compensation plan......      112      2,906         --         --         --         --       2,906
Shares purchased by
   Operating Partnership..............     (101)    (4,822)        --         --         --         --      (4,822)
Redemption of limited partner
   common units.......................       --         --         --        (52)    (2,652)        --      (2,652)
Issuance of limited partner
   common units.......................       --         --         --        209     10,381         --      10,381
Reallocation of partners' capital.....       --     (4,925)        --         --      4,925         --          --
Net income............................       --     48,545         --         --      5,884     18,319      72,748
Partners' distributions...............       --    (51,705)        --         --     (6,251)   (18,319)    (76,275)
                                       ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2001.........   18,428    381,674         --      2,286     45,563    204,490     631,727

Issuance of common units under
   stock-based compensation plan......      246      3,376         --         --         --         --       3,376
Shares purchased by
   Operating Partnership..............     (411)   (19,715)        --         --         --         --     (19,715)
Redemption of limited partner
   common units.......................       --         --         --         (6)      (309)        --        (309)
Vested series Z incentive units.......       --         --         --         40        647         --         647
Issuance of common units..............    2,720    136,809         --         --         --         --     136,809
Reallocation of partners' capital.....       --     (6,937)        --         --      6,937         --          --
Net income............................       --     52,874         --         --      6,694     18,319      77,887
Partners' distributions...............       --    (56,767)        --         --     (7,219)   (18,319)    (82,305)
                                       ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2002.........   20,983    491,314         --      2,320     52,313    204,490     748,117

Issuance of common units under
   stock-based compensation plan......      207      7,323         --         --         --         --       7,323
Issuance of general partner
   common units.......................    1,636     99,202         --         --         --         --      99,202
Contribution of general partner
   preferred equity...................       --         --     24,076         --         --         --      24,076
Amortization of discount on general
   partner preferred equity...........       --       (302)       336         --        (34)        --          --
Redemption of limited partner
   common units.......................       --         --         --        (15)      (769)        --        (769)
Redemption of Series C
   preferred units....................       --         --         --         --         --    (25,000)    (25,000)
Write off of Series C preferred units
   offering costs.....................       --       (562)        --         --        (63)       625          --
Vested series Z incentive units.......       --         --         --         16        259         --         259
Reallocation of partners' capital.....       --     (2,203)        --         --      2,203         --          --
Net income............................       --     37,655        195         --      4,171     17,996      60,017
Partners' distributions...............       --    (67,138)      (195)        --     (7,254)   (17,996)    (92,583)
                                       ---------  ---------  ---------  ---------  ---------  ---------   ---------
Balances at December 31, 2003.........   22,826  $ 565,289  $  24,412      2,321  $  50,826  $ 180,115   $ 820,642
                                       =========  =========  =========  =========  =========  =========   =========

See accompanying notes to consolidated unaudited financial statements.

ESSEX POORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

                                                                             2003       2002       2001
                                                                           ---------  ---------  ---------
Cash flows from operating activities:
   Net income............................................................ $  60,017  $  77,887  $  72,748
   Minority interests....................................................       122        135        196
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on the sales of real estate....................................        --     (9,051)    (3,788)
     The Operating Partnership's share of gain on the sales of
        co-investment assets.............................................        --     (1,391)         --
     Equity in income of limited partnerships............................    (2,203)    (6,185)    (3,854)
     Depreciation and amortization.......................................    49,409     37,236     36,295
     Amortization of deferred financing costs............................     1,008        605        657
     Changes in operating assets and liabilities, net of effects of
      Sachs merger in 2002:
        Prepaid expenses and other assets................................    (2,769)    (2,381)       955
        Accounts payable and accrued liabilities.........................    (2,763)    (9,946)    (7,386)
        Other liabilities................................................       499     (1,179)        44
                                                                           ---------  ---------  ---------
           Net cash provided by operating activities.....................   103,320     85,730     95,867
                                                                           ---------  ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
        Acquisitions of real estate......................................   (65,607)    (9,323)    (6,665)
        Acquisition of Sachs' Portfolio..................................    (1,766)   (96,637)         --
        Improvements to recent acquisitions..............................   (11,131)    (1,422)    (4,876)
        Redevelopment....................................................    (3,329)    (7,739)    (5,094)
        Revenue generating capital expenditures..........................      (170)    (1,040)       (52)
        Non-revenue generating capital expenditures......................    (7,540)    (6,145)    (5,481)
   Contribution of real estate to corporate investee.....................         --         --    21,005
   Decrease in restricted cash...........................................     3,097      7,898      1,802
   Additions to notes receivable from investees,
      other related parties and other receivables........................   (16,573)    (5,478)   (42,766)
   Repayments of notes from investees, other
      related parties and other receivables..............................    16,290     44,864     56,640
   Net distribution from (contribution) to investments in
      corporations and limited partnerships..............................   (28,645)    41,221    (25,352)
   Additions to real estate under development............................   (27,758)   (51,917)   (49,965)
                                                                           ---------  ---------  ---------
           Net cash used in investing activities.........................  (143,132)   (85,718)   (60,804)
                                                                           ---------  ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage and other notes payable and lines of credit....   298,158    221,640    252,153
   Repayment of mortgage and other notes payable and lines of credit.....  (269,992)  (120,877)  (215,172)
   Additions to deferred charges.........................................    (1,758)    (1,204)       (43)
   Net proceeds from stock options exercised.............................     6,865      3,376      2,906
   Issuance of common units to general partner...........................    97,072         --         --
   Issuance of preferred equity to general partner.......................    24,664         --         --
   General partner shares purchased by limited partners..................        --    (19,715)    (4,822)
   Redemption of Series C Preferred units................................   (25,000)        --         --
   Redemption of limited partner units...................................      (769)      (309)    (2,650)
   Contributions from minority interest partners.........................        --        (14)     6,660
   Distributions to limited partners and minority interest ..............   (20,467)   (25,184)   (24,268)
   Distributions to general partner......................................   (68,377)   (55,603)   (49,987)
                                                                           ---------  ---------  ---------
           Net cash provided by (used in) financing activities...........    40,396      2,110    (35,223)
                                                                           ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.....................       584      2,122       (160)
Cash and cash equivalents at beginning of year...........................     8,562      6,440      6,600
                                                                           ---------  ---------  ---------
Cash and cash equivalents at end of year................................. $   9,146  $   8,562  $   6,440
                                                                           =========  =========  =========

See accompanying notes to consolidated financial statements. (continued)

ESSEX POORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $4,084, $6,139 and $3,917
    capitalized in 2003, 2002 and 2001, respectively..................... $  38,666  $  29,636  $  34,895
                                                                           =========  =========  =========
Supplemental disclosure of noncash investing and
 financing activities:
   Real estate under development transferred to rental properties........ $ 124,459  $       -- $       --
                                                                           =========  =========  =========
   Mortgage notes payable assumed in connection
     with the purchase of real estate.................................... $       -- $       -- $   6,144
                                                                           =========  =========  =========
   Issuance of Operating Partnership units in
     connection with the purchase of real estate......................... $       -- $       -- $  10,381
                                                                           =========  =========  =========
   Capitalized costs relating to arbitration agreement in
     connection with the purchase of real estate......................... $   7,200  $       -- $       --
                                                                           =========  =========  =========
   Consolidation of previously unconsolidated investment................. $       -- $       -- $   8,087
                                                                           =========  =========  =========
   Common stock issued pursuant to phantom stock plan.................... $     458  $       -- $       --
                                                                           =========  =========  =========
   Exchange of notes receivable for investment........................... $       -- $       -- $   8,347
                                                                           =========  =========  =========
   Exchange of investment for note receivable from investee.............. $       -- $       -- $   1,929
                                                                           =========  =========  =========
   Contribution of real estate in exchange for notes
     receivable and investments.......................................... $       -- $       -- $  22,463
                                                                           =========  =========  =========
   Receipt of note receivable from third party in
    exchange for the following:
      Note receivable from investee...................................... $       -- $  34,000  $       --
      Accrued interest on note receivable from investee..................         --     2,393          --
      Investments........................................................         --     8,990          --
      Other receivables from investee....................................         --       117          --
      Less cash received from investee...................................         --    (5,500)         --
                                                                           ---------  ---------  ---------
                                                                          $       -- $  40,000  $       --
                                                                           =========  =========  =========
    Proceeds from disposition of real estate held by
      exchange facilitator............................................... $       -- $  19,477  $       --
                                                                           =========  =========  =========
    Additional investment in limited partnership:
      Investments........................................................ $       -- $   3,681  $       --
      Accounts payable...................................................         --    (3,681)         --
                                                                           ---------  ---------  ---------
                                                                          $       -- $       -- $       --
                                                                           =========  =========  =========
   Real estate assets acquired due to merger:
      Real estate........................................................ $   3,970  $ 306,708  $       --
      Prepaid expenses...................................................         --     2,053          --
      Deferred charges...................................................         --       490          --
      Notes payable......................................................         --   (64,640)         --
      Accounts payable and accrued liabilities...........................         --    (8,411)         --
      Other liabilities..................................................         --    (2,754)         --
      Additional paid in capital.........................................    (2,170)  (136,809)         --
                                                                           ---------  ---------  ---------
                                                                          $   1,800  $  96,637  $       --
                                                                           =========  =========  =========

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001
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

The limited partners own an aggregate 9.2% interest in the Operating Partnership as of December 31, 2003. The limited partners may convert their interests into shares of common stock of the Company or cash (based upon the trading price of the common stock at the conversion date). The Company has reserved 2,280,304 shares of common stock for such conversions. These conversion rights may be exercised by the limited partners at any time through 2024.

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

On December 17, 2002, the Operating Partnership acquired, by merger, John M. Sachs, Inc. ("Sachs Portfolio") resulting in the acquisition of its real estate portfolio, which consists of 20 multifamily properties, five recreational vehicle parks, two manufactured housing communities and two small office buildings. The cost of the transaction was $306,700 and was structured as a tax-free reorganization whereby the Operating Partnership: (i) issued 2,719,875 units of the Operating Partnership's common units valued at $136,800, (ii) assumed mortgages on four of the newly acquired properties for approximately $64,600 with a fixed interest rate of 5.51%, maturing in January 2013, (iii) assumed and repaid unsecured liabilities in the amount of approximately $33,000, and (iv) paid the balance in cash of $72,200. The cash portion was funded through four new non-recourse mortgages on four previously unencumbered properties, with a weighted average interest rate of 5.64%, maturing in January 2013 and draws upon new and existing lines of credit. The Operating Partnership accounted for this transaction using the purchase method of accounting; which resulted in the allocation of the purchase price to the assets and liabilities acquired based on their fair values. The fair value of assets and liabilities were based on management's estimates. No goodwill was recognized in connection with this purchase. The Operating Partnership's results of operations for the period December 17, 2002 through December 31, 2002 include the Sachs Portfolio. On July 30, 2003, and under terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date. Based on this final analysis and as a post- closing adjustment payment pursuant to the merger agreement, the Operating Partnership made a final payment of $1,800 in cash and issued an additional 35,860 shares of the Company's common stock valued at $2,170 to certain of the pre-merger shareholders of Sachs.

Unaudited pro forma information reflecting the acquisition of the Sachs Portfolio is presented in the following table. The amounts included therein assume that the acquisition had taken place at the beginning of the year.

                                   For the years ended December
                                   --------------------------
                                       2002          2001
                                   ------------  ------------
Total revenues................... $    239,394  $    239,722
Total expenses...................      165,489       167,812
Gain the on sales of real estate.           --         3,788
Minority interests...............         (135)         (196)
Dividends on preferred units.....      (18,319)      (18,319)
Income from continuing operations
  available to common units......       55,451        57,183
Basic earnings per unit..........         2.37          2.44
Diluted earnings per unit........         2.35          2.41

Weighted average number of proforma
  units outstanding:
    Basic.........................  23,427,873    23,408,121
    Diluted.......................  23,623,102    23,724,582

As of December 31, 2003, the Operating Partnership operates and has ownership interests in 121 multifamily properties (containing 26,012 units), five recreational vehicle parks (containing 1,717 spaces), four office buildings (totaling approximately 63,540 square feet), and two manufactured housing communities (containing 607 sites) (collectively, the Properties). The Properties are located in Southern California (Los Angeles, Ventura, Orange, and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (Seattle, Washington, and Portland, Oregon metropolitan areas) and other areas (Hemet, California, Las Vegas, Nevada and Houston, Texas).

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

(2) Summary of Significant Accounting Policies

(a) Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, and its notes receivable. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

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

Certain rental properties are pledged as collateral for the related mortgage notes payable and secured line of credit.

In accordance with Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," the Operating Partnership allocates the purchase price of real estate to land and building, and identifiable intangible assets, such as the value of above, below and at-market in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. Acquired at-market leases are amortized to amortization expense over the term the Operating Partnership expects to retain the acquired tenant, which is generally 20 months.

In accordance with SFAS 141 and its applicability to acquired in-place leases, we perform the following procedures for properties we acquire:

    estimate the value of the real estate "as if vacant" as of the acquisition date;
    allocate that value among land and building and determine the associated asset life for each;
    compute the value of the difference between the "as if vacant" value and the purchase price, which will represent the total intangible assets;
    allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;
    allocate the remaining intangible value to the at-market in- place leases or customer relationships, if any, and the associated life of these assets.

As of December 31, 2003 the carrying value of acquired at-market in-place leases, net of accumulated amortization of $1,413 was $1,687. Amortization expense of acquired at-market in-place leases was $1,413 for the year ended December 31, 2003. The majority of the remaining unamortized at-market in-place leases as of December 31, 2003 will be amortized to expense in 2004.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated. If the sum of the property's expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.

The Operating Partnership presents income and gain/losses on properties sold as discontinued operations. Real estate investments accounted for under the equity method method of accounting remains classified in continuing operations upon disposition.

(c) Investments and Joint Ventures

The Operating Partnership owns investments in joint ventures and affiliates and has significant influence but does not have voting control. Therefore, we account for our interest using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership's equity in undistributed earnings or losses since its initial investment. The Operating Partnership's share of equity in income and gains on sales of real estate are included in other income in the accompanying consolidated statement of operations.

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

A note is considered impaired pursuant to FASB's SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Operating Partnership will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Operating Partnership does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter. See note 5 for note receivable in which the Operating Partnership has ceased accrual of interest income.

(g) Interest Rate Protection, Swap, and Forward Contracts

The Operating Partnership has from time to time used interest rate protection, swap and forward contracts to manage its interest rate exposure on current or identified future debt transactions. The Operating Partnership accounts for such derivative contracts using SFAS No. 133. Under SFAS No. 133 derivative instruments are required to be included in the balance sheet at fair value. The changes in the fair value of the derivatives are accounted for depending on the use of the derivative and whether it has been designated and qualifies as a part of a hedging relationship. If the hedged exposure is a cash flow exposure, changes in fair value of the effective portion of the gain or loss on the derivative instrument are reported initially as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the ineffective portion of the gain or loss are reported in earnings immediately.

(h) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(i) Interest

The Operating Partnership capitalized $4,084, $6,139, and $3,917 of interest related to the development of real estate during 2003, 2002, and 2001, respectively.

(j) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Operating Partnership's tax- exempt variable rate bond financings.

(k) Stock-based Compensation

The Company applies APB Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans granted to employees and directors of the Operating Partnership. Under APB 25, no compensation cost has been recognized for stock options granted to employees and directors since all such stock options were granted with an exercise price equal to the fair market value of the underlying common stock. For the Operating Partnership's Series Z Incentive Plan and Phantom Stock Plan (See note 12), compensation expense recognized during the years ended December 31, 2003, 2002, and 2001 was $407, $911, and $327, respectively. Had compensation cost for these stock options and the Operating Partnership's other plans been determined based on the fair value at the grant dates consistent with the fair value method pursuant to SFAS 123, the Operating Partnership's net income applicable to common units for the years ended December 31, 2003, 2002, and 2001 would have been reduced to the pro forma amounts indicated below:

                                                 2003         2002        2001
                                             ------------  ----------  ----------
Net income available to common units:
    As reported............................ $     40,865  $   59,568  $   54,429
    Compensation expense under APB 25......          407         911         327
    Compensation expense under SFAS 123....         (924)     (1,416)       (848)
                                             ------------  ----------  ----------
    Pro forma..............................       40,348      59,063      53,908

Basic earnings per common share:
    As reported............................ $       1.72  $     2.86  $     2.63
    Pro forma..............................         1.70        2.83        2.60

Diluted earnings per common share:
    As reported............................ $       1.71  $     2.84  $     2.59
    Pro forma..............................         1.68        2.80        2.56

Weighted-average fair value of stock
  options granted during the year.......... $       4.18  $     4.69  $     5.82

Fair value of junior stock
  (Series Z units) granted................. $         --  $       --  $    16.16

The fair value of stock options granted each period was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                             2003         2002        2001
                                         ------------  ----------  ----------
Risk-free interest rates...............  2.58%-3.21%   3.08%-4.62% 3.54%-4.96%
Expected lives.........................   5-6 years     6 years     6 years
Volatility.............................  17.89%-19.18%   18.92%      18.93%
Dividend yield.........................  5.66%-6.12%     6.30%       5.70%

(l) New Accounting Pronouncements Adopted

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The other provisions of SFAS 148 are effective for the Operating Partnership with the beginning of fiscal year 2003. Beginning January 1, 2004, the Operating Partnership will adopt the fair value based method of accounting to account for its stock-based compensation plans granted to employees and directors using the retroactive restatement method as provided by SFAS 123. The adoption of the fair value method will increase compensation expense in the amount of $517, $505 and $521 for the years ended December 31, 2003, 2002 and 2001 on the Operating Partnership's consolidated income statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 clarifies the application of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements" to variable interest entities (VIEs) in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature as well as the creation of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004 may be accounted for either based on FIN 46 or FIN 46 Revised. However, FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. VIEs created after January 1, 2004 must be accounted for under FIN 46 Revised. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. Non-SPEs created prior to February 1, 2003 are to be accounted for under FIN 46 Revised no later than the first quarter of 2004. The Operating Partnership has not formed nor is a party to any SPEs. Under FIN 46 Revised, the disclosure requirements are effective for all financial statements initially issued after December 31, 2003. Certain of the entities through which and with which we conduct business, have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, we expect to consolidate Essex Management Corporation (EMC) and Essex Fidelity I Corporation (EFC), effective March 31, 2004, as we are the primary beneficiary of these VIEs. The total assets and liabilities of EMC and EFC, net of intercompany eliminations, were approximately $23,300 and $9,000, respectively, at December 31, 2003.

It is reasonably possible that certain other entities through which and with which the Operating Partnership conducts business, including those described in Notes 3(c), 4, 5 and 9 of the consolidated financial statements will be deemed to be VIEs under the provisions of FIN 46 Revised and that we may be the primary beneficiary. The Operating Partnership is continuing its evaluation of these other various entities, which currently it is uncertain if such entities would result in consolidation. If such other entities are required to be consolidated pursuant to FIN 46 Revised, the total assets and liabilities, net of intercompany balances would be $214,300 and $198,400 and an estimated maximum exposure to loss would be equal to the Operating Partnership's investments and commitments to invest in these entities of $15,600, as of December 31, 2003.The disclosures provided reflect management's understanding and analysis of FIN 46 Revised based upon information currently available. The Operating Partnership continues to evaluate and analyze the complex terms of this FIN 46 Revised and the evaluation of the impact of FIN 46 Revised on the Operating Partnership's consolidated financial statements is ongoing and is subject to change in the event additional interpretive guidance is provided by the FASB or others.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions have been deferred indefinitely by the FASB under FSP 150-3. This standard did not have a material impact on our consolidated financial position or results of operations.

(m) Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(3) Real Estate

(a) Rental Properties

Rental properties consist of multifamily properties with a net book value of $1,445,008 and other rental properties (office buildings, recreational vehicle parks, and manufactured housing communities) with a net book value of $46,677.

The properties are located in California, Washington, Oregon, Nevada and Texas. The operations of the properties could be adversely affected by a recession, general economic downturn or a natural disaster in the areas where the properties are located.

For the years ended December 31, 2003, 2002, and 2001, gain on the sales of real estate was $0, $9,051 and $3,788, respectively. The Operating Partnership utilized Internal Revenue Code section 1031 to defer the majority of the taxable gains resulting from these sales.

For the years ended December 31, 2003, 2002, and 2001, depreciation expense on real estate within continuing operations was $49,409, $37,042, and $35,915, respectively. For the years ended December 31, 2003, 2002, and 2001, depreciation expense on real estate within discontinued operations was $0, $191, and $380, respectively.

(b) Sales of Real Estate

The Operating Partnership recognizes sale of real estate when a contract has been executed, a closing has occurred, the buyer's initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Operating Partnership does not have a substantial continuing involvement in the property. Each property is considered a separately identifiable component of the Operating Partnership and is reported in discontinued operations when the operations and cash flows of the property have been (or will be) eliminated from the ongoing operations of the Operating Partnership as a result of a disposal transaction. Interest expense associated with a mortgage loan is classified as a component of discontinued operations if that loan is directly secured by a property classified as a discontinued operation.

(c) Investments

The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the value of the underlying real estate portfolio. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to Fund I. As of December 31, 2003, the Operating Partnership's share of such capital commitment which may be called by Fund I is $9,600. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks.

The current portfolio of stabilized properties of Fund I as of December 31, 2003 is set forth below:

                                                                       Loan         Fixed     Loan
                                                                      Amount      Interest  Maturity
           Property Name                 Location        Units    ($ in millions)   Rate      Date
----------------------------------- ------------------- --------  --------------- --------- ---------
Villas at Carlsbad                  Carlsbad, CA            102  $           9.6      5.03%   Aug-11
Villa Venetia                       Costa Mesa, CA          468             53.6      4.58%   Jun-13
Huntington Villas                   Huntington Beach, CA    400             38.1      4.64%   May-10
Rosebeach Apartments                La Mirada, CA           174              8.3      7.09%   Feb-11
The Arboretum at Lake Forest        Lake Forest, CA         225             23.0      5.16%   Feb-10
Newport Beach North (49.9%)(1)      Newport Beach, CA       732             28.0      5.30%   Dec-12
Newport Beach South (49.9%)(1)      Newport Beach, CA       715             24.6      5.30%   Dec-12
Foxborough Homes                    Orange, CA               90              4.8      7.84%   Jul-09
Ocean Villa                         Oxnard, CA              119              9.9      5.42%   May-13
The Crest at Phillips Ranch         Pomona, CA              501             35.4      7.99%   Jul-05
Villas at Bonita                    San Dimas, CA           102              8.3      4.67%   May-10
Villas at San Dimas                 San Dimas, CA           156             13.0      4.67%   May-10
Vista del Rey                       Tustin, CA              116              7.9      6.95%   Feb-11
Andover Park Apartments             Beaverton, OR           240             12.2      6.66%   Oct-11
Hunt Club                           Lake Oswego, OR         256             11.5      7.05%   Feb-11
                                                        --------  ---------------
   Total                                                  4,396  $         288.2
                                                        ========  ===============

(1) Fund I acquired a 49.9% equity investment in this property and accounts for its investment under the equity method of accounting.

On December 15, 2003, Fund I obtained construction loans for the development of two of its communities in the committed principal amount of $66,000, with a variable interest rate of LIBOR plus 2%. These loans mature in January 2007, with options to extend the maturity for up to two years thereafter. The principal balance of these construction loans was $28,100 on December 31, 2003.

During 2003, Fund I reduced its credit facility to $30,000 from $125,000. The line bears interest at LIBOR plus 0.875% and matures in June 2004. As of December 31 2003, the outstanding balance on this line was zero. The line provides for debt covenants relating to limitations on mortgage indebtedness. The facility agreement contains debt covenants related to limitations on mortgage indebtedness.

In addition to distributions with respect to its pro-rata share of Fund I's limited partnership interest, VFGP (1) is to receive special priority distributions from Fund I in the annual amount of 1% of Fund I's unreturned third party capital, payable quarterly for managing Fund I's operations, and (2) may receive over the life of Fund I incentive distributions up to 20% of the cumulative net profits on Fund I's investments, if Fund I exceeds certain financial return benchmarks, including a minimum 10% compounded annual return on the Limited Partner's total capital contributions. VFGP is to also be paid fees consistent with industry standards for its property management, development and redevelopment services with respect to Fund I's investments. VFGP will not receive transaction fees, such as acquisition, disposition, and financing or similar fees, in connection with the operation of the Fund.

In October 1999, the Operating Partnership entered into two separate joint venture arrangements and through two separate private REITs, Newport Beach North, Inc. and Newport Beach South, Inc., received an approximate 49.9% equity interest in each. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management and redevelopment fees from the joint ventures. On July 11, 2003 Fund I acquired a 49.9% ownership interest in these joint ventures from an unrelated co-investment partner.

In December 1999, the Operating Partnership entered into a joint venture arrangement (AEW joint venture) and received an approximate 20% equity interest in the joint venture. The Operating Partnership contributed its investment in Riverfront Apartments, Casa Mango Apartments, and Westwood Apartments into the joint venture. The Operating Partnership also contributed land and development rights for a development community, Tierra Vista, located in Oxnard, California. The AEW joint venture completed construction and reached stabilized operations of Tierra Vista in 2001. On April 17, 2002, Riverfront Apartments and Casa Mango Apartments were sold to an unrelated third party. The combined sales price was approximately $52,000. The buyer of these two properties assumed two non- recourse mortgages in the cumulative amount of approximately $26,500, with a 6.5% fixed interest rate, which matures in February 2009. The Operating Partnership's equity in income from the gain on the sale of real estate was $2,000 and is presented as interest and other income in the accompanying consolidated statement of operations. The Operating Partnership contributed the assets to the joint venture in December 1999 at costs of approximately $41,000. In addition, the Operating Partnership earned a fee in conjunction with the sale of these assets in the amount of $1,110 and this fee is presented as interest and other income in the accompanying consolidated statement of operations. In the third quarter of 2002, the Operating Partnership recognized an incentive fee it earned related specifically to these two asset sales in the amount of $475. Generally, profit and loss are allocated to the partners in accordance with their ownership interests. In addition to its equity earnings, the Operating Partnership is entitled to management, redevelopment and development fees from the joint venture and incentive payments based on the financial success of the joint venture.

The Operating Partnership holds limited partnership interests in 17 partnerships which collectively own ten multifamily properties, comprised of 1,831 units (Down REIT entities). These investments were made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock on a one unit per share basis. Redemption values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of redemption shares. The equity in income or loss reported by the Operating Partnership under the equity method of accounting by these down REIT entities is the residual net income of these down REIT entities after income has been allocated to the other limited partners equal to the distributions they received.

In November 2001, the Operating Partnership received a loan for approximately $6,800 from Mountain Vista, LLC ("Mountain Vista"), which is due on December 1, 2011. The Operating Partnership recorded the loan as a reduction to the balance of the Operating Partnership's investment in Mountain Vista since the substance of the transaction was a distribution from an equity method investee.

The Operating Partnership has investments in two taxable REIT subsidiaries, EMC and Essex Fidelity I Corporation (EFC). The Operating Partnership has a 99% economic interest in these entities through its ownership 100% of the nonvoting preferred stock. Executives of the Operating Partnership have a 1% economic interest through ownership of 100% of the common stock and for the years ended December 31, 2003, 2002 and 2001 have not received any form of compensation from this ownership interest. These entities were formed for the purpose of acquiring, developing and managing real property and are accounted for on the equity method of accounting. As of December 31, 2003, the majority of the assets owned by EFC are a 67-unit townhome community and a 9.8 acre land parcel and the majority of the assets owned by EMC are 0.5% to 1% general partnership interests in Down REIT entities and other single asset entities in which the Operating Partnership is the limited partner. EFC and EMC made these investments by using proceeds from loans from the Operating Partnership.

                                                                                    2003       2002
                                                                                  ---------  ---------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC........................................................................ $  13,020  $  13,234
   Limited partnership interest of 20.4% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P..........................    51,110     17,832
   Limited partnership interest of 20% in AEW joint venture.....................     4,406      7,352
   Class A member interest of 45% in Park Hill LLC..............................     5,731      5,652
   Preferred limited partnership interests in Mountain Vista
     Apartments.................................................................     5,276      5,276
   Minority limited partnership interests in Down REIT
     entities...................................................................    13,367     11,346
                                                                                  ---------  ---------
       Total equity method investments..........................................    92,910     60,692

   Other investments, primarily through EFC and EMC.............................       485        520
                                                                                  ---------  ---------
       Total investments........................................................ $  93,395  $  61,212
                                                                                  =========  =========

Distributions in excess of earnings in joint ventures:
   Minority limited partnership interests in Down REIT
     entities................................................................... $  (7,669) $  (7,810)
                                                                                  =========  =========

Distributions in excess of earnings in joint ventures has been classified within accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                                                      December 31,
                                                                                  --------------------
                                                                                    2003       2002
 Balance sheets:                                                                  ---------  ---------
    Real estate and real estate under development............................... $ 830,054  $ 612,349
    Other assets................................................................    39,694     36,014
                                                                                  ---------  ---------
        Total assets............................................................ $ 869,748  $ 648,363
                                                                                  =========  =========

    Mortgage notes payable...................................................... $ 574,906  $ 378,408
    Other liabilities...........................................................    65,851    135,192
    Partners' equity............................................................   228,991    134,763
                                                                                  ---------  ---------
        Total liabilities and partners' equity.................................. $ 869,748  $ 648,363
                                                                                  =========  =========

 Operating Partnership's share of equity........................................ $  85,726  $  53,402
                                                                                  =========  =========

                                                                                           Years ended
                                                                                           December 31,
                                                                                  --------------------------------
                                                                                    2003       2002        2001
                                                                                  ---------  ---------   ---------
  Statements of operations:
     Total revenue.............................................................. $  89,390  $  97,950  $   70,414
     Total expenses.............................................................    75,354     63,798      60,289
                                                                                  ---------  ---------   ---------
         Total net income....................................................... $  14,036  $  34,152  $   10,125
                                                                                  =========  =========   =========

  Operating Partnership's share of net income................................... $   3,180  $   7,576  $    3,854
                                                                                  =========  =========   =========

(c) Real Estate Under Development

The Operating Partnership is developing two multifamily residential communities, with an aggregate of 444 units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for this projects are approximately $70,300. As of December 31, 2003, the remaining development commitment, including those held in joint ventures, is approximately $17,900.

(4) Notes Receivable from Investees and Other Related Parties

Notes receivable from joint venture investees and other related party receivables consist of the following as of December 31, 2003 and 2002:

                                                                                    2003       2002
                                                                                  ---------  ---------
Notes receivable from joint venture investees:
   Note receivable from Highridge Apartments, secured, bearing
     interest at 10%, due on demand............................................. $   2,950  $   2,950
   Notes receivable from EFC, secured, bearing interest at LIBOR
     + 2.5%, due 2004...........................................................        --      9,700
   Notes receivable from EFC, secured, bearing interest at
     10.0%, due 2009............................................................     7,065      5,279
   Notes receivable from EFC, unsecured, bearing interest at
     7.5%, due 2011.............................................................       390        726
   Receivable from Newport Beach North LLC and Newport Beach
     South LLC, due on demand...................................................       200        376
Other related party receivables, unsecured:
   Loans to officers prior to July 31, 2002, bearing interest at 8%,
    due April 2006..............................................................       633        633
   Other related party receivables, substantially all due on
     demand.....................................................................     7,769      4,417
                                                                                  ---------  ---------
                                                                                 $  19,007  $  24,081
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

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2003 and 2002:

                                                                                    2003       2002
                                                                                  ---------  ---------
Note receivable from Derian Ave., LLC, secured, bearing interest at 9.3%, due on demand........................................................ $  15,000  $  15,000
Note receivable from DOIT City Heights Los Angeles L.P.,
  secured, interest payable monthly at 9%, principal due
  December 2007.................................................................     2,434      2,434
Note receivable from Derian Ave., LLC, secured, bearing interest
  at 15.0%, due on demand.......................................................     4,459      3,848
Other receivables...............................................................    11,132     10,036
                                                                                  ---------  ---------
                                                                                 $  33,025  $  31,318
                                                                                  =========  =========

Other receivables consist primarily of accrued interest income on receivables and other advances including subordination fees and land lease fees.

In July 2000 the Operating Partnership acquired a development land parcel in Irvine, California. As a condition to the acquisition, an affiliate of the Operating Partnership acquired a vacant 110,000 square foot office building located adjacent to the development site for $14,600. In August 2000 the affiliate sold the office building to a third party for $15,000. The Operating Partnership loaned Derian Ave., LLC $15,000 as a secured first mortgage on the property as noted above. In addition, after the buyer expended $500 for such items as tenant improvements, leasing commissions, and carrying costs, the Operating Partnership agreed to lend an additional $4,500 to the buyer for these related items, under a mezzanine loan, which is secured by a second deed of trust on the property (the "Mezzanine Loan"). The recorded balance of the Mezzanine Loan is approximately $4,459, of which the principal shareholder of the buyer personally guarantees $1,700. The Operating Partnership has evaluated the realization potential of the first and mezzanine loans and, effective June 2002, has ceased accruing interest income on these notes until the timing of the borrower's cash flow from the office building is more predictable. The loan matured in March 2003 and is in default. As of December 31, 2003, the owner leased 62.7% of the rentable square footage for amounts acceptable to the Operating Partnership. The Operating Partnership has determined that the current recorded balances due under these loans are properly valued.

(6) Related Party Transactions

The Operating Partnership provides some of its fee-based property management services through EMC. All general and administrative expenses of the Operating Partnership and EMC are initially borne by the Operating Partnership, with a portion subsequently allocated to EMC based on a business unit allocation methodology, formalized and approved by management and the Board of Directors. Expenses allocated to EMC for the years ended December 31, 2003, 2002, and 2001 totaled $2,553, $2,717, and $2,635, respectively, and are reflected as a reduction in general and administrative expenses in the accompanying consolidated statements of operations.

The Company's Chairman, George Marcus, is also the Chairman of the Marcus & Millichap Company (MM), which is a real estate brokerage firm. During the years ended December 31, 2003, 2002, and 2001, the Operating Partnership paid brokerage commissions totaling $854, $0, and $0 to MM on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations. EMC is entitled to receive a percentage of MM brokerage commissions on certain transactions in which the Operating Partnership is a party.

Interest and other income includes interest income of $315, $1,639, and $1,236 for the years ended December 31, 2003, 2002, and 2001, respectively, which was earned principally on the notes receivable from related party partnerships in which the Operating Partnership owns an ownership interest (Joint Ventures). Interest and other income also include management fee income and investment income earned by the Operating Partnership from its Joint Ventures in which it has an ownership interest of $9,491, $15,463, and $11,567 for the years ended December 31, 2003, 2002, and 2001, respectively.

(7) Mortgage Notes Payable

Mortgage notes payable consist of the following as of December 31, 2003 and 2002:

                                                                                    2003       2002
                                                                                  ---------  ---------
Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable. Three loans are cross-collateralized by eight, three and two properties................................................................ $ 237,018  $ 238,501
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 5.490% to 8.055%, principal and interest payments due monthly, and maturity dates ranging from February 2006 through
  January 2014. At December 31, 2003, four mortgage notes payable totaling
  $42,410 had a variable interest rate priced at Freddie Mac's Reference
  Rate plus 1.3%. On January 31, 2004, these notes converted to a
  fixed interest rate of 5.65%..................................................   377,860    322,015
Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
  (approximately 2.9% at December 2003 and 2.6% at December 2002), plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%.
  The bonds are convertible to a fixed rate at the Company's option. Among the terms imposed on the properties, which are security for the bonds, is that 20% of the units are subject to tenant income qualifications criteria. Principal balances are due in full at various maturity dates from July 2020 through December 2032. These bonds are subject to various interest rate cap agreements which limit the maximum interest rate
  with respect to such bonds....................................................    75,296     59,420
Mortgage notes payable, secured by deeds of trust, bearing interest at rates ranging from 7.00% to 7.08%, principal and interest payments due monthly, and maturity dates ranging from January 2005 through April 2005. Under certain conditions these loans can be converted to unsecured notes payable.
  One loan is cross-collateralized by three proprties...........................    33,072     33,664
Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly through
  January 2026. Among the terms imposed on the property, which is security for the bonds, is a requirement that 20% of the units are subject to tenant income qualification criteria.
  The interest rate will be repriced in February 2008 at the then
  current tax-exempt bond rate..................................................    15,883     16,198
Multifamily housing mortgage revenue bonds secured by deed of trust on rental property, bearing interest at 7.69%, principal and interest installments due monthly through June 2018. Among the terms imposed on the property, which is security for the bonds, is a requirement that
  20% of the units are subject to tenant income qualifications criteria.
  This bond was repaid in 2003 from proceeds of a new mortgage note
  payable on the property which served as security for this financing...........        --      7,765
                                                                                  ---------  ---------
                                                                                 $ 739,129  $ 677,563
                                                                                  =========  =========

The aggregate scheduled maturities of mortgage notes payable are as follows:

   2004......................................................................... $   8,223
   2005.........................................................................    41,300
   2006.........................................................................    20,703
   2007.........................................................................    63,448
   2008.........................................................................   108,947
   Thereafter...................................................................   496,508
                                                                                  ---------
                                                                                 $ 739,129
                                                                                  =========

Repayment of debt before the scheduled maturity date could result in prepayment penalties.

The Operating Partnership has interest rate cap contracts in order to reduce the risks associated with increases in interest rates on its tax exempt variable rate demand bonds. The Operating Partnership has the right to receive cash if interest rates increase above a specified level. The purpose of the caps is to hedge the exposure to variability in expected future interest cash flows above a fixed interest rate, and, accordingly, they are accounted for as cash flow hedges under SFAS 133. The Operating Partnership determines the fair value of the caps and assesses the ineffectiveness of the hedge based on changes in the time value of the caps. As of December 31, 2003 and 2002, the Operating Partnership's tax-exempt debt subject to cap agreements totaled $75,296 and $59,420 at a weighted average interest rate of 2.9% and 2.6%, respectively. These cap agreements have maturity dates ranging from 2004 to 2009. The cap agreements are accounted for in accordance with SFAS No. 133, which as amended, was adopted by the Operating Partnership on January 1, 2001. At December 31, 2003 and 2002, the Operating Partnership was not a party to any other interest rate protection agreements.

(8) Lines of Credit

The Operating Partnership has two outstanding lines of credit for an aggregate amount of $275,000. The first line, in the amount of $185,000, matures in May 2004, with an option to extend it for one year thereafter. During the third quarter of 2003 the Operating Partnership expanded this unsecured revolving credit facility to $185,000 from $165,000. No other material terms of this facility were revised. Outstanding balances under this line of credit bear interest at a rate, which uses a tiered rate structure tied to the Company's corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.10% during 2003 and 2002. As of December 31, 2003 and 2002, the interest rate was approximately 2.1% and 2.6%, respectively. At December 31, 2003 the Operating Partnership had $12,500 outstanding on this line of credit. On December 18, 2003, the Operating Partnership obtained a 5-year, $90,000 credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility is $90,000, increasing to $100,000 on July 1, 2004. The Operating Partnership borrowed $80,600 under this facility, comprised of two tranches as follows: $41,000 locked for 60 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $39,600 locked for 180 days at a base rate of 1.695% (59 basis points over Freddie Mac's Reference Rate). This credit facility has a lower cost of borrowing as compared to the Operating Partnership's unsecured credit facility. The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.

(9) Lease Agreements

During the fourth quarter of 2003, the Operating Partnership entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites. Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41,700 - a 5% premium to the gross book value of the assets. The Operating Partnership received $474 as consideration for entering into the option agreement. The option premium of $4,030 has been recorded as deferred revenue and has been classified with accounts payable and accrued liabilities in the accompanying consolidated balance sheets. Under the lease agreements Essex is to receive a fixed monthly lease payment in addition to a non-refundable upfront payment that will be amortized using the straight-line method over approximately five years (the life of the lease). These operating leases also provide for the Operating Partnership to pass through all executory costs such as property taxes.

The Operating Partnership is a lessor under a land lease associated with two properties located in Southern California. The land leases entitle the Operating Partnership to receive fixed annual land lease payments totaling a minimum of $1,569 over a thirty-four year term ended 2034. The Operating Partnership has the option to purchase the properties in 2006 or can be required to sell the land in 2006 as specified in the buyout provisions of the agreement.

The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31, 2003 are summarized as follows:

                                     Future
                                     Minimum
                                      Rent
                                   -----------
2004............................. $     4,533
2005.............................       4,533
2006.............................       4,533
2007.............................       4,533
2008.............................       4,130
2009 and thereafter..............      40,652
                                   -----------
                                  $    62,914
                                   ===========

The carrying value of the rental properties as of December 31, 2003 is $50,298.

(10) Equity Transactions

As of December 31, 2003, Operating Partnership has the following cumulative redeemable preferred limited partnership units securities outstanding.

                                                              Liquidation
    Description          Issue Date                           Preference
------------------ -----------------------                    ----------
Cumulative redeemable preferred limited partner units:
  7.875% Series B        February 1998     1,200,000 units   $   60,000
  7.875% Series B         April 1998         400,000 units       20,000
  9.125% Series C        November 1998            --                 --
  9.300% Series D          July 1999       2,000,000 units       50,000
  9.250% Series E       September 1999     2,200,000 units       55,000
                                                              ----------
                                                             $  185,000
                                                              ==========

Cumulative redeemable preferred general partner interest:
  7.8125% Series F      September 2003                       $   25,000
                                                              ==========

Distributions on the securities are payable quarterly. The holders of the securities do not have any voting rights. The Operating Partnership has the right to redeem the units on the fifth anniversary after the issue date.

On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35,000, which excluded a contingent payment to be paid by the Operating Partnership pursuant to the terms of the agreement. The amount of the contingent payment was disputed, and submitted to binding arbitration. On March 19, 2003, in connection with that arbitration, the Operating Partnership was directed to issue an additional 109,875 units to the seller. As a result, the Operating Partnership has increased its capitalized acquisition cost of this asset by approximately $7,200 with an offset to other liabilities. The arbitration award is finalized, however no Operating Partnership units have been issued as of December 31, 2003. The Operating Partnership expects to issue the units during the first quarter of 2004.

On July 30, 2003, in connection with the Operating Partnership's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Operating Partnership made a final payment of approximately $1,766 in cash and issued an additional 35,860 shares of the Company's common stock valued at $2,170 to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares. The shares did not begin to accrue a dividend until November 25, 2003 and following that date, pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable at the Company's option on or after September 23, 2008. The shares were issued pursuant to the Company's existing shelf registration statement. Essex contributed the net proceeds from the Series F Preferred Stock offering to the Operating Partnership and it is to receive a preferred distribution from the Operating Partnership equal to the quarterly dividends on the Series F Preferred Stock ("Series F Preferred Distribution"). The Operating Partnership amortized the original discount in connection with the contribution from Essex in the fourth quarter of 2003, resulting in a charge of approximately $336. On November 24, 2003, the Operating Partnership used the net proceeds from the contribution from Essex to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units"). In connection with this redemption, the Operating Partnership incurred a non-cash charge of $625 related to the write-off of the issuance costs.

On October 6, 2003, the Company sold 1.6 million newly issued shares of common stock and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold. The shares were issued pursuant to the Company's existing shelf registration statement. The proceeds of the offering were approximately $97,072, which were contributed to the Operating Partnership. Subsequent to the offering, the net proceeds generated from the offering were used to acquire multifamily communities located in the Company's targeted West Coast markets and for general corporate purposes, including the repayment of debt and the funding of development activities.

In January 2004, the Operating Partnership restructured its previously issued $50,000, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80,000, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units will be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option will be extended by six years to July 28, 2010. The dates that the Series B Units can first be redeemed at the Operating Partnership's option will be extended from February 6, 2003 to December 31, 2009.

(11) Per Unit Data

Basic and diluted income from continuing operations per unit are calculated as follows for the years ended December 31:

                                                      2003                            2002                            2001
                                           ------------------------------  ------------------------------  ------------------------------
                                                    Weighted-       Per             Weighted-       Per             Weighted-       Per
                                                     average      Common             average      Common             average      Common
                                                     Common        Units             Common        Units             Common        Units
                                           Income     Units       Amount   Income     Units       Amount   Income     Units       Amount
                                           ------- -----------    -------  ------- -----------    -------  ------- -----------    -------
Basic:
  Income from continuing operations
    available to common units............ $40,865  23,737,077    $  1.72  $50,264  20,812,272    $  2.41  $53,719  20,688,246    $  2.60
  Income from discontinued operations....      --  23,737,077         --    9,304  20,812,272       0.45      710  20,688,246       0.03
                                           -------                -------  -------                -------  -------                -------
                                           40,865                $  1.72   59,568                $  2.86   54,429                $  2.63
                                                                  =======                         =======                         =======

  Effect of Dilutive Securities:
    Stock options (1)....................      --     154,941                  --     155,229                  --     316,461
    Vested series Z incentive units......      --      55,912                  --      40,000                  --          --
                                           ------- -----------             ------- -----------             ------- -----------
                                               --     210,853                  --     195,229                  --     316,461
                                           ------- -----------             ------- -----------             ------- -----------
 Diluted:
  Income from continuing operations
    available to common units............  40,865  23,947,930    $  1.71   50,264  21,007,501    $  2.39   53,719  21,004,707    $  2.56
  Income from discontinued operations....      --  23,947,930         --    9,304  21,007,501       0.45      710  21,004,707       0.03
                                           -------                -------  -------                -------  -------                -------
                                          $40,865                $  1.71  $59,568                $  2.84  $54,429                $  2.59
                                           =======                =======  =======                =======  =======                =======

(1) The following stock options are not included in the diluted earnings per share calculation because the exercise price of the option was greater than the average market price of the common shares for the year and, therefore, the effect would be anti-dilutive:

                                   2003            2002            2001
                              --------------  --------------  --------------
Number of options...........         --              76             145
Range of exercise prices....        n/a       $50.480-54.250  $49.250-54.250

(12) Stock Based Compensation Plans

The Essex Property Trust, Inc. 1994 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees of the Operating Partnership. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,375,400. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Operating Partnership's options have a life of ten years. Option grants fully vest between one year and five years after the grant date.

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

The Company has also reserved 406,500 shares of common stock in connection with the Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan. There was no activity in this plan during 2003, 2002, and 2001.

Issuance of the Company's common stock to Operating Partnership employees and directors results in an issuance of an equal amount of common units to the general partner. Therefore, all references to "shares" results in an equivalent movement in the Operating Partnership's common units.

A summary of the status of the Company's stock option plans as of December 31, 2003, 2002, and 2001 and changes during the years ended on those dates is presented below:

                                              2003                2002                2001
                                       ------------------- ------------------- -------------------
                                                  Weighted-           Weighted-           Weighted-
                                                  average             average             average
                                                  exercise            exercise            exercise
                                        Shares     price    Shares     price    Shares     price
                                       ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning of year......  743,692  $  39.81   918,676  $  32.15   885,958  $  28.48
Granted...............................   73,500     55.09   162,750     49.15   162,500     49.88
Exercised............................. (197,741)    34.72  (322,944)    22.57  (111,982)    27.57
Forfeited and canceled................  (29,220)    49.52   (14,790)    43.65   (17,800)    43.42
                                       ---------           ---------           ---------
Outstanding at end of year............  590,231     42.93   743,692     39.81   918,676     32.14
                                       =========           =========           =========

Options exercisable at year end.......  301,851     37.70   383,442     34.25   567,632     26.51

The following table summarizes information about stock options outstanding as of December 31, 2003:

                          Options outstanding           Options exercisable
                  ----------------------------------- -----------------------
                     Number     Weighted-                Number
                  outstanding    average    Weighted- exercisable   Weighted-
                     as of      remaining    average     as of       average
    Range of      December 31, contractual  exercise  December 31,  exercise
 exercise prices      2003        life        price       2003        price
----------------- ------------ -----------  --------- ------------  ---------
 $13.10-19.64           4,050   0.8 years  $   18.57        4,050  $   18.57
  19.64-26.20          19,885   5.2 years      26.13        7,885      26.13
  26.20-32.75          84,685   4.5 years      30.11       74,405      29.97
  32.75-39.29         119,432   4.3 years      34.96      116,532      34.91
  39.29-45.84          33,429   6.0 years      40.57       11,229      40.26
  45.84-52.39         277,550   7.5 years      49.60       86,750      49.48
  52.39-58.94          42,000   8.6 years      55.64        1,000      54.02
  58.94-65.49           9,200   7.2 years      60.96           --         --
                  ------------                        ------------
                      590,231   6.3 years      42.93      301,851      37.70
                  ============                        ============

On June 28, 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest (the "Series Z Incentive Units") to eleven senior executives of the Operating Partnership in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. Upon certain triggering events, the Series Z Incentive Units will automatically convert into common Operating Partnership units based on a conversion ratio that may increase over time upon satisfaction of specific conditions. The conversion ratio, initially set at zero, will increase by 10% (20% in 2002) on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met a specified "funds from operations" per share target for the prior year, up to a maximum conversion ratio of 1.0. The conversion ratio as of January 1, 2002 was 20%, which resulted in 40,000 Series Z Incentive Units being convertible into up to an equal amount of common Operating Partnership Units. On January 1, 2003, the conversion ratio increased by 8%, to 28% based on the approval of the Board of Directors. In certain change of control situations, the participating executives will also be given the option to convert their units at the then-effective conversion ratio. In addition, the Operating Partnership has the option to redeem Series Z Incentive Units held by any executive whose employment has been terminated for any reason and the obligation to redeem any such units following the death of the holder. In such event, the Operating Partnership will redeem the units for, at its option, either common Operating Partnership units or shares of the Company's common stock based on the then-effective conversion ratio.

Through December 31, 2003, the Operating Partnership has granted 42,586 stock units under the Operating Partnership's Phantom Stock Unit Agreement to two of the Operating Partnership's executives. The units vest in installments in accordance with the vesting schedule set forth in the Phantom Stock Unit Agreement such that the units will be fully vested five years from the date of issuance. At that time, the Operating Partnership expects to issue to the executives the number of shares of common units equal to the number of units vested, or at the Operating Partnership's option, an equivalent amount in cash. The Operating Partnership has historically chosen the cash payment option at the end of each year since inception of the agreement. Distributions are paid by the Operating Partnership on the vested and unvested portion of shares and are recorded as a component of general and administrative expense.

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2003, 2002, and 2001:

                                                                       Years Ended December 31,
                                                                  ----------------------------------
                                                                     2003        2002        2001
                                                                  ----------  ----------  ----------
Revenues:
   Southern California.......................................... $  108,384  $   74,537  $   69,996
   Northern California..........................................     61,486      59,750      65,812
   Pacific Northwest............................................     41,720      41,989      45,109
   Other areas..................................................     11,278         989         470
                                                                  ----------  ----------  ----------
       Total segment revenues...................................    222,868     177,265     181,387
Interest and other income.......................................     11,582      22,857      22,152
                                                                  ----------  ----------  ----------
       Total revenues........................................... $  234,450  $  200,122  $  203,539
                                                                  ==========  ==========  ==========
Net operating income:
   Southern California.......................................... $   74,808  $   52,427  $   47,979
   Northern California..........................................     41,872      43,840      50,178
   Pacific Northwest............................................     27,154      28,235      30,884
   Other areas..................................................      4,997         309          69
                                                                  ----------  ----------  ----------
       Total segment net operating income.......................    148,831     124,811     129,110
Interest and other income.......................................     11,582      22,857      22,152
Depreciation and amortization:
   Southern California..........................................    (22,158)    (14,464)    (13,658)
   Northern California..........................................    (13,013)    (11,081)    (10,813)
   Pacific Northwest............................................    (10,835)    (11,169)    (11,168)
   Other areas..................................................     (3,403)       (328)       (276)
                                                                  ----------  ----------  ----------
                                                                    (49,409)    (37,042)    (35,915)
Interest:
   Southern California..........................................    (14,002)     (7,659)     (7,959)
   Northern California..........................................    (10,864)    (11,317)    (10,126)
   Pacific Northwest............................................     (4,429)     (6,068)     (6,456)
   Nonsegment...................................................    (13,456)     (9,968)    (14,205)
                                                                  ----------  ----------  ----------
                                                                    (42,751)    (35,012)    (38,746)
Amortization of deferred financing costs........................     (1,008)       (605)       (657)
General and administrative......................................     (7,106)     (6,291)     (7,498)
                                                                  ----------  ----------  ----------
       Income from continuing operations before gain on the sales of real estate, minority interests,and discontinued
         operations............................................. $   60,139  $   68,718  $   68,446
                                                                  ==========  ==========  ==========

Assets:
   Southern California.......................................... $  713,891  $  700,877  $  452,160
   Northern California..........................................    417,120     293,541     297,512
   Pacific Northwest............................................    285,658     251,252     259,884
   Other areas..................................................     75,016      78,465       9,375
                                                                  ----------  ----------  ----------
       Net real estate assets...................................  1,491,685   1,324,135   1,018,931
Nonsegment assets...............................................    236,879     295,599     310,527
                                                                  ----------  ----------  ----------
       Total assets............................................. $1,728,564  $1,619,734  $1,329,458
                                                                  ==========  ==========  ==========

(14) 401(k) Plan

The Operating Partnership has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution to a maximum of $.5 (per individual) per year. Operating Partnership contributions to the Plan were approximately $93, $107, and $116 for the years ended December 31, 2003, 2002, and 2001.

(15) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable from investees and other related parties and notes and other receivables approximate fair value as of December 31, 2003 and 2002, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership's $663,833 of fixed rate mortgage notes payable at December 31, 2003 is approximately $632,111 based on the terms of existing mortgage notes payable compared to those available in the marketplace. At December 31, 2002, the Operating Partnership's fixed rate mortgage notes payable of $618,143 had an approximate market value of $576,894. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2003 and 2002 due to the short-term maturity of these instruments.

(16) Commitments and Contingencies

The Operating Partnership had no outstanding material letters of credit relating to financing and development transactions as of December 31, 2003.

The Operating Partnership was in compliance with its line of credit covenant as of December 31, 2003.

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

The Operating Partnership may enter into transactions that could require us to pay the tax liabilities of the partners in the Down REIT entities, which are within our control. Although the Operating Partnership plans to hold the contributed assets to defer recognition of gain on their sale pursuant to like- kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

(17) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2003 and 2002:

                                               Quarter ended  Quarter ended  Quarter ended  Quarter ended
                                                December 31   September 30      June 30       March 31
                                               -------------  -------------  -------------  -------------
2003:
Total revenues before gain on
  the sales of real estate................... $      58,771  $      58,237  $      58,447  $      58,995
                                               =============  =============  =============  =============

Income from continuing operations
  before minority interests.................. $      12,751  $      14,864  $      16,396  $      16,128
                                               =============  =============  =============  =============

       Net income............................ $      12,719  $      14,832  $      16,369  $      16,097
                                               =============  =============  =============  =============
       Net income available to common
       unitholders........................... $       7,307  $      10,252  $      11,789  $      11,517
                                               =============  =============  =============  =============
Per share data:
 Net income:
   Basic..................................... $        0.29  $        0.44  $        0.51  $        0.49
                                               =============  =============  =============  =============

   Diluted................................... $        0.29  $        0.43  $        0.50  $        0.49
                                               =============  =============  =============  =============

Distribution per common unit................. $        0.78  $        0.78  $        0.78  $        0.78
                                               =============  =============  =============  =============

2002:
Total revenues before gain on
  the sales of real estate................... $      50,934  $      48,795  $      50,983  $      49,410
                                               =============  =============  =============  =============

Income from continuing operations
  before minority interests,
  and discontinued operations................ $      15,422  $      16,578  $      19,510  $      17,208
                                               =============  =============  =============  =============

Discontinued operations...................... $          --  $          --  $       9,128  $         176
                                               =============  =============  =============  =============

       Net income............................ $      15,392  $      16,551  $      28,592  $      17,352
                                               =============  =============  =============  =============
       Net income available to common         $      10,812  $      11,971  $      24,012  $      12,773
       unitholders...........................  =============  =============  =============  =============

Per share data:
 Net income:
   Basic..................................... $        0.52  $        0.58  $        1.15  $        0.61
                                               =============  =============  =============  =============

   Diluted................................... $        0.52  $        0.58  $        1.14  $        0.61
                                               =============  =============  =============  =============

Distribution per common unit................. $        0.77  $        0.77  $        0.77  $        0.77
                                               =============  =============  =============  =============

(18) Subsequent Event - Acquisitions

On January 21, 2004, the Operating Partnership acquired the improvements of Marina City Club, located in Marina del Rey, California, which include a 101- unit promenade apartment community, an adjacent marina with approximately 340 boat slips and assorted retail space. The total contract price was approximately $27,700. The improvements are subject to a non-cancellable long-term ground lease with the County of Los Angeles that expires in 2067. This newly acquired asset was not encumbered by any mortgage.

On January 28, 2004, the Operating Partnership acquired Mountain View Apartments, a 106-unit multifamily community located in Camarillo, California, for a contract price of approximately $14,300. This newly acquired asset was not encumbered by any mortgage.

On February 27, 2004, the Operating Partnership acquired Fountain Park Apartments, a 705-unit multifamily community located in Playa Vista, California, for a contract price of approximately $124,500. In connection with the transaction the Operating Partnership assumed tax-exempt variable rate bond obligations totaling $83,200 that mature in 2033. Financing and other agreements require 53% of the apartment homes in Fountain Park to be subject to various rent restrictions based on resident income criteria.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

                                                                                                  Initial cost
                                                                                         ---------------------------        Costs
                                                                                                         Buildings       capitalized
                                                                                                            and          subsequent to
             Property                    Units            Location         Encumbrance       Land       improvements     acquisition
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------
Encumbered multifamily properties
 Summerhill Park                              100    Sunnyvale, CA       $             $       2,654  $       4,918    $         782
 Oak Pointe                                   390    Sunnyvale, CA                             4,842         19,776            6,953
 Summerhill Commons                           184    Newark, CA                                1,608          7,582            1,451
 Pathways                                     296    Long Beach, CA                            4,083         16,757            8,818
 Stevenson Place (The Apple)                  200    Fremont, CA                                 996          5,582            6,467
 Foothill Commons                             360    Bellevue, WA                              2,435          9,821            3,566
 Woodland Commons                             236    Bellevue, WA                              2,040          8,727            2,077
 Palisades                                    192    Bellevue, WA                              1,560          6,242            2,254
                                                                           -----------   ------------   ------------     ------------
                                                                               97,018         20,218         79,405           32,368
                                                                           -----------   ------------   ------------     ------------
 Brighton Ridge                               264    Renton, WA                                2,623         10,800            1,536
 Landmark                                     285    Hillsboro, OR                             3,655         14,200            1,422
 Eastridge                                    188    San Ramon, CA                             6,068         13,628              724
                                                                           -----------   ------------   ------------     ------------
                                                                               26,015         12,346         38,628            3,682
                                                                           -----------   ------------   ------------     ------------
 Fountain Court                               320    Bellevue, WA                              6,702         27,306              512
 Hillcrest Park (Mirabella)                   608    Newbury Park, CA                         15,318         40,601            8,869
 Hillsborough Park                            235    La Habra, CA                              6,291         15,455              283
                                                                           -----------   ------------   ------------     ------------
                                                                               80,000         28,311         83,362            9,664
                                                                           -----------   ------------   ------------     ------------
 The Shores                                   462    San Ramon, CA                            12,105         18,252           15,738
 Waterford                                    238    San Jose, CA                             11,808         24,500            9,771
                                                                           -----------   ------------   ------------     ------------
                                                                               60,000         23,913         42,752           25,509
                                                                           -----------   ------------   ------------     ------------
 Alpine Village                               306    Alpine, CA                18,076          4,967         19,868              110
 Bridle Trails                                 92    Kirkland, WA               3,989          1,500          5,930              353
 Bunker Hill Towers                           456    Los Angeles, CA           17,211         11,498         27,871            1,405
 Camarillo Oaks                               564    Camarillo, CA             54,993         10,953         25,254            4,509
 Coral Gardens                                200    El Cajon, CA              11,625          3,638         14,552              124
 Devonshire                                   276    Hemet, CA                 11,769          3,470         13,882              351
 Emerald Ridge                                180    Bellevue, WA              11,300          3,449          7,801            1,200
 Evergreen Heights                            200    Kirkland, WA              11,885          3,566         13,395            1,000
 Hampton Park (Columbus)                       83    Glendale, CA               4,345          2,407          5,672            1,394
 Hampton Place (Lorraine)                     132    Glendale, CA               8,085          4,288         11,081            1,403
 Huntington Breakers                          342    Huntington Beach, CA      22,371          9,306         22,720            2,291
 Inglenook Court                              224    Bothell, WA                8,300          3,467          7,881            1,935
 Jackson School Village                       200    Hillsboro, OR              8,773          2,588         10,452              729
 Kings Road                                   196    Los Angeles, CA           15,494          4,023          9,527              835
 Le Pac Luxury Apartments (Plumtree)          140    Santa Clara, CA           14,535          3,090          7,421            4,283
 Maple Leaf                                    48    Seattle, WA                1,949            805          3,283              147
 Mariners Place                               105    Oxnard, CA                 4,135          1,555          6,103              520
 Meadowood                                    320    Simi Valley, CA           15,883          7,852         18,592            1,801
 Monterey Villas (The Village)                122    Oxnard, CA                12,656          2,349          5,579            3,896
 Monterra del Rey (Glenbrook)                  84    Pasadena, CA               4,261          2,312          4,923            2,153
 Monterra del Sol (Euclid)                     85    Pasadena, CA               2,740          2,202          4,794            1,962
 Mt. Sutro                                     99    San Francisco, CA          6,008          2,334          8,507              502
 Park Place/Windsor Court/Cochran             176    Los Angeles, CA           18,649          4,965         11,806            1,042
 Sammamish View                               153    Bellevue, WA              10,700          3,324          7,501            1,042
 Spring Lake                                   69    Seattle, WA                2,135            838          3,399              175
 Stonehedge Village                           196    Bothell, WA                8,618          3,167         12,603            1,082
 Summit Park                                  300    San Diego, CA             22,415          5,959         23,836              666
 The Bluffs                                   224    San Diego, CA             12,942          3,405          7,743              614
 The Carlyle                                  132    San Jose, CA              16,219          3,954         15,277            8,693
 Treetops                                     172    Fremont, CA                9,800          3,520          8,182            1,400
 Wandering Creek                              156    Kent, WA                   5,300          1,285          4,980            1,332
 Wharfside Pointe                             142    Seattle, WA                8,525          2,245          7,020            1,268
 Wilshire Promenade                           149    Fullerton, CA              7,057          3,118          7,385            4,478
 Wimbledon Woods                              560    Hayward, CA               54,477          9,883         37,670            3,225
 Windsor Ridge                                216    Sunnyvale, CA             12,400          4,017         10,315            1,576
                                                                           -----------   ------------   ------------     ------------
                                                                              722,653        226,087        656,952          130,719
                                                                           -----------   ------------   ------------     ------------

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

                                            Gross amount carried at close of period
                                      ------------------------------------------------                                                Depreciable
                                        Land and        Buildings and                    Accumulated      Date of            Date        lives
             Property                 improvements      improvements        Total(1)     depreciation   construction       acquired     (years)
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------ -----------
Encumbered multifamily properties
 Summerhill Park                    $       2,656  $              5,698  $      8,354  $       2,891           1988       09/88          3-30
 Oak Pointe                                 4,847                26,724        31,571         15,616           1973       12/88          3-30
 Summerhill Commons                         1,525                 9,116        10,641          4,670           1987       07/87          3-30
 Pathways                                   6,238                23,420        29,658          9,273           1975       02/91          3-30
 Stevenson Place (The Apple)                1,001                12,044        13,045          6,069           1971       04/82          3-30
 Foothill Commons                           2,440                13,382        15,822          8,044           1978       03/90          3-30
 Woodland Commons                           2,044                10,800        12,844          6,285           1978       03/90          3-30
 Palisades                                  1,565                 8,491        10,056          5,246       1969/1977 (2)  05/90          3-30
                                      ------------   -------------------   -----------   ------------
                                           22,316               109,675       131,991         58,094
                                      ------------   -------------------   -----------   ------------
 Brighton Ridge                             2,656                12,303        14,959          3,134           1986       12/96          3-30
 Landmark                                   3,700                15,577        19,277          4,241           1990       08/96          3-30
 Eastridge                                  6,092                14,328        20,420          3,624           1988       08/96          3-30
                                      ------------   -------------------   -----------   ------------
                                           12,448                42,208        54,656         10,999
                                      ------------   -------------------   -----------   ------------
 Fountain Court                             6,985                27,535        34,520          3,521           2000       03/00          3-30
 Hillcrest Park (Mirabella)                15,755                49,033        64,788          9,152           1973       03/98          3-30
 Hillsborough Park                          6,272                15,757        22,029          2,975           1999       09/99          3-30
                                      ------------   -------------------   -----------   ------------
                                           29,012                92,325       121,337         15,648
                                      ------------   -------------------   -----------   ------------
 The Shores                                12,682                33,413        46,095          6,147           1988       01/97          3-30
 Waterford                                 15,086                30,993        46,079          2,838           2000       06/00          3-30
                                      ------------   -------------------   -----------   ------------
                                           27,768                64,406        92,174          8,985
                                      ------------   -------------------   -----------   ------------
 Alpine Village                             4,977                19,968        24,945            791           1971       12/02          3-30
 Bridle Trails                              1,531                 6,252         7,783          1,457           1986       10/97          3-30
 Bunker Hill Towers                        11,639                29,135        40,774          5,991           1968       03/98          3-30
 Camarillo Oaks                            11,071                29,645        40,716          7,465           1985       07/96          3-30
 Coral Gardens                              3,646                14,668        18,314            570           1976       12/02          3-30
 Devonshire                                 3,478                14,225        17,703            560           1988       12/02          3-30
 Emerald Ridge                              3,449                 9,001        12,450          3,753           1987       11/94          3-30
 Evergreen Heights                          3,649                14,312        17,961          3,472           1990       06/97          3-30
 Hampton Park (Columbus)                    2,426                 7,047         9,473          1,086           1974       06/99          3-30
 Hampton Place (Lorraine)                   4,307                12,465        16,772          1,936           1970       06/99          3-30
 Huntington Breakers                        9,315                25,002        34,317          5,484           1984       10/97          3-30
 Inglenook Court                            3,474                 9,809        13,283          4,832           1985       10/94          3-30
 Jackson School Village                     2,698                11,071        13,769          1,223           1996       09/00          3-30
 Kings Road                                 4,031                10,354        14,385          2,580           1979       06/97          3-30
 Le Parc Luxury Apartments (Plumtree)       3,092                11,702        14,794          3,424           1975       02/94          3-30
 Maple Leaf                                   828                 3,407         4,235            757           1986       10/97          3-30
 Mariners Place                             1,561                 6,617         8,178            711           1987       05/00          3-30
 Meadowood                                  7,898                20,347        28,245          5,509           1986       11/96          3-30
 Monterey Villas (The Village)              2,424                 9,400        11,824          1,657           1974       07/97          3-30
 Monterra del Rey (Glenbrook)               2,435                 6,953         9,388          1,072           1972       04/99          3-30
 Monterra del Sol (Euclid)                  2,386                 6,572         8,958          1,083           1972       04/99          3-30
 Mt. Sutro                                  2,725                 8,618        11,343          1,286           1973       06/01          3-30
 Park Place/Windsor Court/Cochran           5,015                12,798        17,813          2,460           1988       08/97          3-30
 Sammamish View                             3,331                 8,536        11,867          3,222           1986       11/94          3-30
 Spring Lake                                  859                 3,553         4,412            785           1986       10/97          3-30
 Stonehedge Village                         3,201                13,651        16,852          2,308           1986       10/97          3-30
 Summit Park                                5,971                24,490        30,461            972           1972       12/02          3-30
 The Bluffs                                 3,440                 8,322        11,762          1,925           1974       06/97          3-30
 The Carlyle                                5,791                22,133        27,924          1,896           2000       04/00          3-30
 Treetops                                   3,580                 9,522        13,102          2,991           1978       01/96          3-30
 Wandering Creek                            1,296                 6,301         7,597          2,326           1986       11/95          3-30
 Wharfside Pointe                           2,256                 8,277        10,533          3,336           1990       06/94          3-30
 Wilshire Promenade                         3,797                11,184        14,981          2,485           1992       01/97          3-30
 Wimbledon Woods                           10,350                40,428        50,778          8,159           1975       03/98          3-30
 Windsor Ridge                              4,021                11,887        15,908          5,265           1989       03/89          3-30
                                      ------------   -------------------   -----------   ------------
                                          237,492               776,266     1,013,758        188,555
                                      ------------   -------------------   -----------   ------------

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

                                                                                                  Initial cost
                                                                                         ---------------------------        Costs
                                                                                                         Buildings       capitalized
                                                                                                            and          subsequent to
             Property                    Units            Location         Encumbrance       Land       improvements     acquisition
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------
Unencumbered multifamily properties
 Alpine Country                               108    Alpine, CA                                1,741          6,964               75
 Avondale at Warner Center                    446    Woodland Hills, CA                       10,536         24,522            3,329
 Bonita Cedars                                120    Bonita, CA                                2,496          9,983              330
 Bristol Commons                              188    Sunnyvale, CA                             5,278         11,853            1,367
 Cambridge                                     40    Chula Vista, CA                             497          1,986               13
 Canyon Ponte                                 250    Bothell, WA                               4,692         18,600             (294)
 Carlton Heights                               70    Santee, CA                                1,099          4,397               27
 Casa Tierra                                   40    El Cajon, CA                                522          2,088               29
 Castle Creek                                 216    Newcastle, WA                             4,149         16,028            1,031
 City Heights (3)                              --    Los Angeles, CA                           9,655             --              190
 Country Villas                               180    Oceanside, CA                             4,174         16,698              449
 Emerald Palms                                152    San Diego, CA                             2,909         11,637              124
 Fairway (4)                                   74    Newport Beach, CA                            --          7,850            1,430
 Foothill/Twincreeks                          176    San Ramon, CA                             5,875         13,992            1,380
 Forest View                                  192    Renton, WA                                3,731         14,760             (226)
 Grand Regency                                 60    Escondido, CA                               881          3,522               33
 Linden Square                                183    Seattle, WA                               4,374         11,588              390
 Lofts at Pinehurst (Villa Scandia)           118    Ventura, CA                               1,570          3,912            3,684
 Marbrisa                                     202    Long Beach, CA                            4,700         18,800              328
 Marina Cove (5)                              292    Santa Clara, CA                           5,320         16,431            2,573
 Meadows @ Cascade                            198    Vancouver, WA                             2,261          9,070            1,469
 Mesa Village                                 133    Clairemont, CA                            1,888          7,552               24
 Mira Woods                                   355    Mira Mesa, CA                             7,165         28,660              141
 Mirabella                                    188    Marina Del Rey, CA                        6,180         26,673              342
 Monterra del Mar (Windsor Terrace)           123    Pasadena, CA                              2,188          5,263            3,650
 Salmon Run                                   132    Bothell, WA                               3,717         11,483              249
 Shadow Point                                 172    Spring Valley, CA                         2,812         11,248              340
 St. Cloud                                    302    Houston, TX                               2,140          8,560              614
 Tierra del Sol/Norte                         156    El Cajon, CA                              2,455          9,822               92
 The Essex at Lake Merritt                    270    Oakland, CA                              21,814         50,897              480
 The Laurels                                  164    Mill Creek, WA                            1,559          6,430              647
 The San Marcos (Vista del Mar)               312    Richmond, CA                             15,639         36,204              (58)
 Trabucco Villas                              132    Lake Forest, CA                           3,638          8,640            1,007
 Village @ Cascade                            192    Vancouver, WA                             2,103          8,753              482
 Vista Capri - East                            26    San Diego, CA                               262          1,047               --
 Vista Capri - North                          106    San Diego, CA                             1,663          6,653               10
 Vista Point (3)(6)                            --    Anaheim, CA                                  --             --               73
 Walnut Heights                               163    Walnut, CA                                4,858         19,400             (193)
 Woodlawn Colonial                            159    Chula Vista, CA                           2,344          9,374              163
                                      ------------                         -----------   ------------   ------------     ------------
                                           18,047                             722,653        384,972      1,138,292          156,513
                                      ------------                         -----------   ------------   ------------     ------------
Other real estate assets
Office Buildings
 925 East Meadow (7)                                 Palo Alto, CA                 --          1,401          3,172              980
 22120 Clarendon (8)                                 Woodland Hills, CA            --            903          3,600              920
 2399 Camino Del Rio South                           San Diego, CA                 --            200            800               (3)
 3205 Moore Street                                   San Diego, CA                 --             60            240               (2)

Recreational vehicle parks
 Circle RV                                           El Cajon, CA                  --          2,375          2,375              113
 Diamond Valley                                      Hemet, CA                     --            650            650               34
 Golden Village                                      Hemet, CA                     --          4,000          4,000               80
 Riviera RV                                          Las Vegas, NV                 --            750            750               34
 Vacationer                                          El Cajon, CA                  --          1,975          1,975              115

Manufactured housing communities
 Green Valley                                        Vista, CA                     --          3,750          3,750              187
 Riviera                                             Las Vegas, NV                 --          6,500          6,500              309
                                                                           -----------   ------------   ------------     ------------
Total multifamily and other real estate
 assets                                                                  $    722,653  $     407,536  $   1,166,104    $     159,280
                                                                           ===========   ============   ============     ============

Development communities (9)
 The San Marcos (phase II)                    120    Richmond, CA                  --          3,991             --           11,243
 Hidden Valley - Parker Ranch                 324    Simi Valley, CA           16,476          6,000             --           41,196
                                                                           -----------   ------------   ------------     ------------
                                                                         $     16,476  $       9,991  $          --    $      52,439
                                                                           ===========   ============   ============     ============

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

                                            Gross amount carried at close of period
                                      ------------------------------------------------                                                Depreciable
                                        Land and        Buildings and                    Accumulated      Date of            Date        lives
             Property                 improvements      improvements        Total(1)     depreciation   construction       acquired     (years)
-----------------------------------   ------------   -------------------   -----------   ------------   ------------     ------------ -----------
Unencumbered multifamily properties
 Alpine Country                     $       1,745  $              7,035  $      8,780            279           1986       12/02          3-30
 Avondale at Warner Center                 10,601                27,786        38,387          4,473           1989       01/97          3-30
 Bonita Cedars                              2,501                10,308        12,809            399           1983       12/02          3-30
 Bristol Commons                            5,293                13,205        18,498          3,263           1989       01/97          3-30
 Cambridge                                    498                 1,998         2,496             79           1965       12/02          3-30
 Canyon Pointe                              4,692                18,306        22,998            134           1990       10/03          3-30
 Carlton Heights                            1,102                 4,421         5,523            176           1979       12/02          3-30
 Casa Tierra                                  523                 2,116         2,639             83           1972       12/02          3-30
 Castle Creek                               4,834                16,374        21,208          3,122           1997       12/97          3-30
 City Heights (3)                           9,845                    --         9,845             --           1968       12/00            --
 Country Villas                             4,183                17,138        21,321            664           1976       12/02          3-30
 Emerald Palms                              2,915                11,755        14,670            463           1986       12/02          3-30
 Fairway (4)                                    9                 9,271         9,280          1,451           1972       06/99          3-30
 Foothill/Twincreeks                        5,964                15,283        21,247          3,812           1985       02/97          3-30
 Forest View                                3,731                14,534        18,265            146           1998       10/03          3-30
 Grand Regency                                882                 3,554         4,436            142           1967       12/02          3-30
 Linden Square                              4,202                12,150        16,352          1,375           1994       06/00          3-30
 Lofts at Pinehurst (Villa Scandia)         1,618                 7,548         9,166          1,590           1971       06/97          3-30
 Marbrisa                                   4,753                19,075        23,828            931           1987       09/02          3-30
 Marina Cove (5)                            5,324                19,000        24,324          7,684           1974       06/94          3-30
 Meadows @ Cascade                          2,337                10,463        12,800          2,427           1988       11/97          3-30
 Mesa Village                               1,892                 7,572         9,464            297           1963       12/02          3-30
 Mira Woods                                 7,180                28,786        35,966          1,140           1982       12/02          3-30
 Mirabella                                  6,190                27,005        33,195          3,341           2000       05/00          3-30
 Monterra del Mar (Windsor Terrace)         2,736                 8,365        11,101          1,512           1972       09/97          3-30
 Salmon Run                                 3,801                11,648        15,449          1,245           2000       10/00          3-30
 Shadow Point                               2,818                11,582        14,400            451           1983       12/02          3-30
 St. Cloud                                  2,144                 9,170        11,314            360           1968       12/02          3-30
 Tierra del Sol/Norte                       2,461                 9,908        12,369            390           1969       12/02          3-30
 The Essex at Lake Merritt                 21,916                51,275        73,191          1,707           2003       01/03          3-30
 The Laurels                                1,595                 7,041         8,636          1,814           1981       12/96          3-30
 The San Marocs                            15,563                36,222        51,785            637           2003       10/03          3-30
 Trabucco Villas                            3,843                 9,442        13,285          1,980           1985       10/97          3-30
 Village @ Cascade                          2,154                 9,184        11,338          1,997           1995       12/97          3-30
 Vista Capri - East                           262                 1,047         1,309             41           1967       12/02          3-30
 Vista Capri - North                        1,667                 6,659         8,326            263           1975       12/02          3-30
 Vista Point (3)(6)                            73                    --            73             --           1968       07/85            --
 Walnut Heights                             4,887                19,178        24,065            131           1964       10/03          3-30
 Woodlawn Colonial                          2,348                 9,533        11,881            372           1974       12/02          3-30
                                      ------------   -------------------   -----------   ------------
                                          398,574             1,281,203     1,679,777        238,926
                                      ------------   -------------------   -----------   ------------
Other real estate assets
Office Buildings
 925 East Meadow (7)                        1,765                 3,788         5,553           1024           1984       11/97          3-30
 22120 Clarendon (8)                         1005                 4,418         5,423            409           1982       03/01          3-30
 2399 Camino Del Rio South                    200                   797           997             31           1978       12/02          3-30
 3205 Moore Street                             60                   238           298              9           1957       12/02          3-30

Recreational vehicle parks
 Circle RV                                  2,503                 2,360         4,863             98           1977       12/02          3-30
 Diamond Valley                               686                   648         1,334             28           1974       12/02          3-30
 Golden Village                             4,090                 3,990         8,080            166           1972       12/02          3-30
 Riviera RV                                   787                   747         1,534             31           1969       12/02          3-30
 Vacationer                                 2,098                 1,967         4,065             83           1973       12/02          3-30

Manufactured housing communities
 Green Valley                               3,953                 3,734         7,687            157           1973       12/02          3-30
 Riviera                                    6,828                 6,481        13,309            273           1969       12/02          3-30
                                      ------------   -------------------   -----------   ------------
Total multifamily and other real estate
 assets                             $     422,549  $          1,310,371  $  1,732,920  $     241,235
                                      ============   ===================   ===========   ============

Development communities (9)
 The San Marcos (phase II)                 11,243                    --        11,243             --             --       09/00               --
 Hidden Valley - Parker Ranch              41,196                    --        41,196             --             --       08/00               --
                                      ------------   -------------------   -----------   ------------

Total development communities       $      52,439  $                 --  $     52,439  $          --
                                      ============   ===================   ===========   ============

(1)  The aggregate cost for federal income tax purposes is $1,125,358.
(2)  Phase I was built in 1969 and Phase II was built in 1977.
(3)  The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4)  The land is leased pursuant to a ground lease expiring 2027.
(5)  A portion of land is leased pursuant to a ground lease expiring in 2028.
(6)  The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carr
(7)  Total rentable square footage of 17,404.
(8)  Total rentable square footage of 38,940.
(9)  All construction costs are reflected as real estate under development in the Company's consolidated balance sheets until the project reaches

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2003
(Dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                           2003        2002        2001                                                   2003       2002       2001
                                        ----------  ----------  ----------                                              ---------  ---------  ---------
Real estate:                                                                 Accumulated depreciation:
   Balance at beginning of year....... $1,515,956  $1,175,200  $1,156,408      Balance at beginning of year........... $ 191,821  $ 156,269  $ 119,499
   Improvements.......................     36,039      16,346      25,839      Dispositions...........................        --     (1,684)        --
   Acquisition of real estate.........     55,950     335,508      15,904      Depreciation expense--Acquisitions.....       334        157        758
   Development of real estate.........    124,975          --          --      Depreciation expense--Development......     2,344
   Disposition of real estate.........         --     (11,098)    (22,951)     Depreciation expense...................    46,736     37,079     36,012
                                        ----------  ----------  ----------                                              ---------  ---------  ---------
   Balance at end of year............. $1,732,920  $1,515,956  $1,175,200    Balance at end of year................... $ 241,235  $ 191,821  $ 156,269
                                        ==========  ==========  ==========                                              =========  =========  =========

SIGNATURE

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	Essex Portfolio, L.P. (Registrant) By: Essex Property Trust, Inc. Its: General Partner By: /s/ MICHAEL J. SCHALL Michael J. Schall Senior Executive Vice President Chief Financial Officer and Director

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

Signature	Title	Date
/s/ GEORGE M. MARCUS George M. Marcus	Chairman of the Board	March 12, 2004
/s/ KEITH R. GUERICKE Keith R. Guericke	President and Chief Executive Officer and Vice Chairman (Principal Executive Officer)	March 12, 2004
/s/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	March 12, 2004
/s/ MARK J. MIKL Mark J. Mikl	Vice President and Controller (Principal Accounting Officer)	March 12, 2004
/s/ WILLIAM A. MILLICHAP William A. Millichap	Director	March 12, 2004
/s/ GARY P. MARTIN Gary P. Martin	Director	March 12, 2004
/s/ ROBERT E. LARSON Robert E. Larson	Director	March 12, 2004
/s/ THOMAS E. RANDLETT Thomas E. Randlett	Director	March 12, 2004
/s/ DAVID W. BRADY David W. Brady	Director	March 12, 2004
/s/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	March 12, 2004
/s/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	March 12, 2004

S-2

EXHIBIT INDEX

Exhibit No.	Document	Note
2.1	Agreement and Plan of Reorganization by and among Essex, Merger Sub, Sachs, the Sachs Shareholders and John M. Sachs, dated December 17, 2002. Certain exhibits and schedules referenced in the Merger Agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the Securities and Exchange Commission upon request. Attached as Exhibit 2.1 to the Company's Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	--
3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	--
3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	--
3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996	(1)
3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.6	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996.	(1)
3.7	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
3.8	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998.	(2)
3.9	Certificate of Correction to Exhibit 3.2 dated February 12, 1999.	(2)
3.10	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.11	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
3.12	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
3.13	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.14	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.15	Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Form 8-K, dated September 19, 2003, and incorporated herein by reference.	--
3.16	Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	--
3.17	Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	--
4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company's Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	--
4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	--
4.3	Amendment to Rights Agreement, dated as of February 28, 2002 attached as Exhibit 4.3 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	--
10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	--
10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	--
10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998.	(2)
10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.9	Form of Essex Property Trust, Inc. 1994 Employee Stock Purchase Plan, attached as Exhibit 10.4 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.10	Form of Non-Competition Agreement between Essex and each of Keith R. Guericke and George M. Marcus, attached as Exhibit 10.5 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.11	Termination of Non-Compete Agreement between Essex Property Trust, Inc. and George M. Marcus attached as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
10.12	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.13	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
10.14	Co-Brokerage Agreement by and among Essex, the Operating Partnership, MM REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company's Registration Statement on Form S-11 (Registration No. 33- 76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.15	General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company's Registration Statement on Form S-11 (Registration No.33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.16	Form of Investor Rights Agreement between Essex and the Limited Partner of the Operating Partnership attached as Exhibit 10.26 to the Company's Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.17	Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.18	Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.19	Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.20	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.4 to the Company's Quarterly Report on Form 10- Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.21	Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.22	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.23	First Amended and Restated Agreement of Limited Partnership of Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.24	Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I Investors, Irvington Square Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.25	$100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.	--
10.26	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	--
10.27	Executive Severance Plan attached as Exhibit 10.31 to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.28	Second Amended and Restated Revolving Credit Agreement, dated May 10, 2002, among Essex Portfolio, L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.	--
10.29	Registration Rights Agreement by and among Essex and the Sachs shareholders, dated December 17, 2002, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	--
10.30	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.	--
10.31	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company's 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*	--
10.32	Series F Cumulative Redeemable Preferred Stock Purchase Agreement, dated September 18, 2003, by and between Essex Property Trust, Inc. and Lend Lease Rosen Real Estate Securities, LLC, attached as Exhibit 10.1 to the Company's Form 8-K, dated September 19, 2003 and incorporated herein by reference.	--
10.33	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company's 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.34	Amended and Restated Revolving Note Agreements (increasing credit line to $185 million) attached as Exhibit 10.3 to the Company's 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.35	Second Amendment to Second Amended and Restated Revolving Credit Agreement attached as Exhibit 10.4 to the Company's 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.36	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004.	--
10.37	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004.	--
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	--
21.1	List of Subsidiaries of Essex Property Trust, Inc.	--
23.1	Consent of KPMG LLP.	--
31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______

* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.