Form 10-Q
period 2004-03-31
ESSEX PORTFOLIO LP
filed 2004-05-17
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
FORM 10-Q
INDEX

Explanatory Note: This Filing is the subject of a previously filed Form 12b-25.

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2003.

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                                   March 31,    December 31,
                                                                      2004        2003 (1)
                                                                  ------------  ------------
                             Assets
Real estate:
  Rental properties:
     Land and land improvements                                  $    496,130  $    469,347
     Buildings and improvements                                     1,654,365     1,514,775
                                                                  ------------  ------------
                                                                    2,150,495     1,984,122
     Less accumulated depreciation                                   (284,203)     (265,763)
                                                                  ------------  ------------
                                                                    1,866,292     1,718,359
  Investments                                                          83,125        79,567
  Real estate under development                                        62,942        55,183
                                                                  ------------  ------------
                                                                    2,012,359     1,853,109
Cash and cash equivalents-unrestricted                                 17,709        14,768
                                                             --        17,313        11,175
Notes and other receivable from related parties                         5,338         5,738
Notes and other receivables                                             6,105         6,021
Prepaid expenses and other assets                                      21,215        17,426
Deferred charges, net                                                   9,757         8,574
                                                                  ------------  ------------
                                                                 $  2,089,796  $  1,916,811
                                                                  ============  ============

               Liabilities and Partners' Capital
Mortgage notes payable                                           $    967,392  $    891,798
Lines of credit                                                       199,100        93,100
Accounts payable and accrued liabilities                               29,938        24,981
Distributions payable                                                  22,955        22,379
Other liabilities                                                      10,871        17,153
                                                                  ------------  ------------
          Total liabilities                                         1,230,256     1,049,411
Minority interests                                                     54,733        55,592

Partners' capital:
    General partner:
       Common equity                                                  545,782       556,987
       Preferred equity (liquidation value of $25,000)                 24,412        24,412
                                                                  ------------  ------------
                                                                      570,194       581,399
                                                                  ------------  ------------
    Limited partners:
       Common equity                                                   54,498        50,294
       Preferred equity (liquidation value of of $185,000)            180,115       180,115
                                                                  ------------ -------------
                                                                      234,613       230,409
                                                                  ------------  ------------
          Total partners' capital                                     804,807       811,808
                                                                  ------------  ------------
Commitments and contingencies
    Total liabilities and partners' capital                      $  2,089,796  $  1,916,811
                                                                  ============  ============

(1) The December 31, 2003 consolidated balance sheet has been restated for the retroactive adoption of the provisions of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

                                                             Three Months Ended
                                                                 March 31,
                                                           ------------------------
                                                              2004       2003 (1)
                                                           -----------  -----------

Revenues:                                                 $    64,229  $    61,955
   Rental                                                       2,102        2,064
   Other property                                          -----------  -----------
                                                               66,331       64,019
      Total property                                            3,475        2,266
   Interest and other                                      -----------  -----------
                                                               69,806       66,285
      Total revenues                                       -----------  -----------

Expenses:
   Property operating expenses:                                 4,383        4,399
      Maintenance and repairs                                   5,544        4,829
      Real estate taxes                                         3,014        2,902
      Utilities                                                 6,916        6,841
      Administrative                                              840          963
      Advertising                                               1,144          856
      Insurance                                                18,432       13,302
      Depreciation and amortization                        -----------  -----------
                                                               40,273       34,092
                                                               14,310       13,207
   Interest                                                       273          220
   Amortization of deferred financing costs                     2,930        2,309
   General and administrative                              -----------  -----------
                                                               57,786       49,828
      Total expenses                                       -----------  -----------
   Income before minority interests                            12,020       16,457
   Minority interests                                            (768)      (1,068)
                                                           -----------  -----------
   Net income                                                  11,252       15,389
   Preferred return to general partner - Series F                (488)          --
   Distributions on preferred units - limited partners         (4,104)      (4,580)
                                                           -----------  -----------
   Net income available to common units                   $     6,660  $    10,809
                                                           ===========  ===========

Per common unit data:
   Basic:
   Net income available to common units                   $      0.27  $      0.46
                                                           ===========  ===========
      Weighted average number of common units
        outstanding during the period                      25,108,506   23,281,861
                                                           ===========  ===========

   Diluted:
   Net income available to common units                   $      0.26  $      0.46
                                                           ===========  ===========
      Weighted average number of common units
        outstanding during the period                      25,370,177   23,494,051
                                                           ===========  ===========

   Distribution on Operating Partnership common units     $      0.79  $      0.78
                                                           ===========  ===========

(1) The consolidated statement of operations for the three months ended March 31, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners' Capital
For the three months ended March 31, 2004 and the
year ended December 31, 2003
(Unaudited)
(Dollars and units in thousands)

                                                    General Partner                     Limited Partners
                                           ----------------------------------- -----------------------------------
                                                                   Preferred                           Preferred
                                           Common Equity            Equity     Common Equity            Equity
                                           --------------------  ------------- --------------------  -------------
                                             Units     Amount       Amount       Units     Amount       Amount        Total
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at December 31, 2002 (1)            20,983    485,691             --     2,320     51,253        204,490    741,434

Issuance of common units under
   stock-based compensation plans (1)           207      7,501             --        --         --             --      7,501
Issuance of general partner
   common units                               1,636     99,202             --        --         --             --     99,202
Contribution of general partner
   preferred equity                              --         --         24,076        --         --             --     24,076
Amortization of discount on general
   partner preferred equity                      --       (302)           336        --        (34)            --         --
Redemption of limited partner
   common units                                  --         --             --       (15)      (769)            --       (769)
Redemption of Series C
   preferred units                               --         --             --        --         --        (25,000)   (25,000)
Write off of Series C preferred units
   offering costs                                --       (562)            --        --        (63)           625         --
Vested series Z incentive units                  --         --             --        16        533             --        533
Reallocation of partners' capital                --     (2,203)            --        --      2,203             --         --
Net income (1)                                   --     34,798            195        --      4,126         17,996     57,115
Partners' distributions                          --    (67,138)          (195)       --     (6,955)       (17,996)   (92,284)
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at December 31, 2003 (1)            22,826    556,987         24,412     2,321     50,294        180,115    811,808

Issuance of common units under
   stock-based compensation plan                 55      2,547             --        --         --             --      2,547
Issuance of limited partners'
   common units                                  --         --             --       110      7,205             --      7,205
Redemption of limited partner
   common units                                  --         --             --       (57)    (3,628)            --     (3,628)
Vested series Z and Z-1 incentive units          --         --             --        34        145             --        145
Reallocation of partners' capital                --     (1,638)            --        --      1,638             --         --
Net income                                       --      5,962            488        --        698          4,104     11,252
Partners' distributions                          --    (18,076)          (488)       --     (1,854)        (4,104)   (24,522)
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at March 31, 2004                   22,881  $ 545,782  $      24,412     2,408  $  54,498  $     180,115  $ 804,807
                                           =========  =========  ============= =========  =========  =============  =========

(1) The partners' capital balances as of and for the year ended December 31, 2003 and certain balances as of December 31, 2002 have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                  --------------------
                                                                                                    2004     2003 (1)
                                                                                                  ---------  ---------
Net cash provided by operating activities                                                        $  35,956  $  30,055
                                                                                                  ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Acquisitions                                                                                (83,071)        --
       Improvements to recent acquisitions                                                          (3,039)      (997)
       Redevelopment                                                                                (1,446)      (181)
       Revenue generating capital expenditures                                                         (18)       (80)
       Other capital expenditures                                                                   (2,041)    (2,197)
   Increase/(decrease) in restricted cash                                                           (6,138)      (923)
   Additions to notes receivable from related parties and other receivables                            (97)      (739)
   Repayment of notes receivable from related parties and other receivables                            330        258
   Additions to real estate under development                                                       (7,600)    (6,742)
   Net distributions from (contributions to) investments in limited partnerships                    (2,746)      (821)
                                                                                                  ---------  ---------
       Net cash used in investing activities                                                      (105,866)   (12,422)
                                                                                                  ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage notes payable and lines of credit                                        124,425     27,447
   Repayment of mortgage notes payable and lines of credit                                         (26,011)   (19,922)
   Additions to deferred charges                                                                    (1,779)      (166)
   Net proceeds from stock options exercised and shares issued through dividend reinvestment plan    1,662        409
   Contributions from minority interest partners                                                        47         --
   Distributions to limited partners and minority interest                                          (6,673)    (6,523)
   Redemption of limited partners units and minority interest                                         (494)      (542)
   Distributions to general partner                                                                (18,326)   (15,336)
                                                                                                  ---------  ---------
      Net cash used in financing activities                                                         72,851    (14,633)
                                                                                                  ---------  ---------
Net increase in cash and cash equivalents                                                            2,941      3,000
Cash and cash equivalents at beginning of period                                                    14,768     12,076
                                                                                                  ---------  ---------
Cash and cash equivalents at end of period                                                       $  17,709  $  15,076
                                                                                                  =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $916 and $902 capitalized
        in 2004 and 2003, respectively                                                           $  11,798  $   9,155
                                                                                                  =========  =========

   Accrued redemption of limited partner units                                                   $   3,472  $      --
                                                                                                  =========  =========

   Assumption of mortgage loan payable in conjunction with the purchase of real estate           $  83,179  $      --
                                                                                                  =========  =========

   Issuance of general partner common units pursuant to phantom stock plan                       $     798  $     458
                                                                                                  =========  =========

   Issuance of limited partnership common units in connection with the purchase of real estate   $   1,729  $   5,768
                                                                                                  =========  =========

   Real estate under development transferred to rental property                                  $      --  $  72,711
                                                                                                  =========  =========

(1) The statement of cash flows for the three months ended March 31, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands, except per share and per unit amounts)

(1) Organization and Basis of Presentation

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2003.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

The Company is the sole general partner in the Operating Partnership, with a 90.5%, 90.8% and 89.9% general partnership interest as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of March 31, 2004, the Operating Partnership has ownership interests in 125 multifamily properties (containing 26,991 units), five recreational vehicle parks (comprising 1,717 spaces), five office buildings (with approximately 173,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Operating Partnership's equity in income from investments accounted for using the equity method was $910,000 and $651,000 for the three months ended March 31, 2004 and 2003, respectively, and is classified as a component of "Revenue-Interest and other income" in the accompanying consolidated statement of operations.

Accounting Changes

  Variable Interest Entities

  In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. The Operating Partnership has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

  As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, the Operating Partnership has not entered into any arrangements that are deemed VIEs.

  Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary. The Operating Partnership's increase in total assets and liabilities related to the consolidation of these VIEs were approximately $192,000,000 and $157,000,000, respectively, at March 31, 2004.

  The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of Essex's common stock on a one share per unit basis. Conversion values will be based on the market value of the Essex's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Essex's current dividend rate times the number of units held. At March 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,443,668. As of March 31, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

  Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

  Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,341,000 and $152,669,000 as of March 31, 2004 and December 31, 2003, respectively.

  There is one VIE as to which the Operating Partnership is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Operating Partnership is not exposed to a material loss from this entity.

  Stock-Based Compensation

  As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. For the three months ended March 31, 2004 and 2003, stock-based compensation expense under the fair value method was $136,000 and $221,000, respectively.The Operating Partnership did not grant stock options for the three months ended March 31, 2004.

  The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                               Three Months Ended
                                    March 31,
                             -----------------------
                                2004      2003 (1)
                             ----------- -----------
Risk-free interest rates         n/a        2.17%
Expected lives                   n/a       6 years
Volatility                       n/a       17.91%
Dividend yield                   n/a        6.12%

  Reconciliation to previously reported amounts

  The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the quarter ended March 31, 2003 is as follows (dollars in thousands, except per unit amounts):

Net income previously reported                    $       11,517

Adjustment for effect of adopting FAS 123                   (110)
Adjustment for effect of adopting FIN 46 Revised            (598)

Net income as reported                            $       10,809

Per diluted unit previously reported              $         0.49

Adjustment for effect of adopting FAS 123                  (0.01)
Adjustment for effect of adopting FIN 46 Revised           (0.02)

Per diluted unit as reported                      $         0.46

  The accounting effect of adopting FIN 46 Revised and SFAS 123 on partners' capital at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                    General Partner    Limited Partner
                                                        Common            Common
                                                        Equity             Equity           Total
                                                    -------------   ------------------    ---------
  Statement of Partners' Capital:

Balance at January 1, 2003,
  as previously reported                          $      491,314  $            52,313   $  543,627

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                         910                 (335)         575
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                (6,533)                (725)      (7,258)

Balance at January 1, 2003, as adjusted           $      485,691  $            51,253   $  536,944

  Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased approximately $640,000, $1.3 million, and $1.0 million, in the first, second, and third quarter, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

(2) Significant Transactions for the Quarter ended September 30, 2003

  Acquisitions

  On January 21, 2004, the Operating Partnership purchased the improvements of Marina City Club, located in Marina del Rey, California, which include a 101-unit apartment community, an adjacent marina with approximately 340 boat slips and assorted retail space. The total contract price was approximately $27.7 million. The improvements are on a long-term ground lease with the County of Los Angeles that expires in 2067. The property is unencumbered.

  On January 28, 2004, the Operating Partnership purchased Mountain View Apartments, a 106-unit multifamily community located in Camarillo, California for a contract price of approximately $14.3 million. The property is unencumbered.

  On February 27, 2004, the Operating Partnership purchased Fountain Park Apartments, a 705-unit multifamily community located in Playa Vista, California, for a contract price of approximately $124.5 million. In connection with the transaction the Operating Partnership assumed tax-exempt variable rate bond obligations totaling $83.2 million that mature in 2033. Financing and other agreements require 53% of the apartment homes in Fountain Park to be subject to various rent restrictions based on resident income criteria.

  Development Communities

  The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. At March 31, 2004, the Operating Partnership had ownership interests in two development communities (excluding the investments of Fund I described below), aggregating 444 multifamily units with an estimated total cost of $74.9 million with $12.0 million remaining to be expended.

  Although the Operating Partnership does not anticipate starting any new development projects in 2004, it will continue to evaluate, if deemed appropriate, potential development projects of multifamily properties with significant consideration given to current market conditions.

  Redevelopment Communities

  The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2004, the Operating Partnership had ownership interests in two redevelopment communities (excluding the investments of Fund I described below), aggregating 804 multifamily units with an estimated redevelopment costs of $9.4 million, of which approximately $7.1 million remains to be expended.

  Debt Transaction

  On February 20, 2004 the Operating Partnership prepaid an $8.7 million non-recourse mortgage with an interest rate of 7.8% that was to mature in January 2007. In conjunction with this transaction, the Operating Partnership paid a $175,000 prepayment fee.

  Equity

  In January 2004, the Operating Partnership restructured its previously issued $50.0 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80.0 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Operating Partnership's option was extended from February 6, 2003 to December 31, 2009.

  On February 27, 2004, the Company increased its regular quarterly cash dividend from $0.78 per common share to $0.79 per common share, which was payable on April 15, 2004 to shareholders of record as of March 31, 2004. On an annualized basis, the dividend represents a distribution of $3.16 per common share.

  The Essex Apartment Value Fund ("Fund I")

  Fund I has acquired and committed to develop multifamily properties with an aggregate cost at approximately $640 million, (including the estimated total cost of development and redevelopment projects), and is now considered fully invested. The portfolio is concentrated in Southern California, and is comprised of 15 multifamily communities aggregating 4,396 apartment homes and three development communities totaling 612 apartment homes.

  Development Communities

  At March 31, 2004, Fund I owned two development communities with an aggregate of 480 multifamily units and an estimated total cost of $101.7 million, of which $25.9 million remains to be expended and approximately $5.5 million is expected to be funded by the Operating Partnership through its capital commitments. Fund I also owns a land parcel in Irvine, California.

  Redevelopment Communities

  At March 31, 2004, Fund I was redeveloping a 174-unit apartment community with an estimated total cost (specifically related to the redevelopment project) of $3.5 million. As of March 31, 2004, $1.4 million remains to be expended, of which approximately $302,000 is the Operating Partnership's commitment.

  The Essex Apartment Value Fund ("Fund II")

The Operating Partnership is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Operating Partnership to be approximately $50 million.

(3) Investments

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised (See Note 1). The following table details the Operating Partnership's investments accounted for under the equity method of accounting (dollars in thousands):

                                                                     March 31,    December 31
                                                                       2004         2003
                                                                     ---------    ---------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC                                                           $   15,200   $   13,020
   Limited partnership interest of 20.4% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P                 51,131       51,110
   Limited partnership interest of 20% in AEW joint venture             4,288        4,406
   Class A member interest of 45% in Park Hill LLC                      5,673        5,731
   Preferred limited partnership interests in Mountain Vista
     Apartments                                                         6,806        5,276
   Other investments                                                       27           24
                                                                     ---------    ---------
       Total investments                                               83,125       79,567

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows:

                                                        March 31,    December 31,
                                                          2004         2003
 Balance sheets:                                        ---------    ---------
    Real estate and real estate under development     $  701,365   $  667,538
    Other assets                                          15,430       11,277
                                                        ---------    ---------
        Total assets                                  $  716,795   $  678,815
                                                        =========    =========

    Mortgage notes payable                            $  448,636   $  442,419
    Other liabilities                                     21,442       13,943
    Partners' equity                                     246,717      222,453
                                                        ---------    ---------
        Total liabilities and partners' equity        $  716,795   $  678,815
                                                        =========    =========

 Company's share of equity                            $   83,125   $   79,567
                                                        =========    =========

                                                        March 31,    March 31,
                                                          2004         2003
                                                        ---------    ---------
  Statements of operations:
     Total revenue                                    $   17,357   $   12,812
     Total expenses                                       15,415       11,668
                                                        ---------    ---------
         Total net income                             $    1,942   $    1,144
                                                        =========    =========

  Company's share of net income                       $      910   $      651
                                                        =========    =========

For a further discussion regarding these investments, see the Company's annual report on Form 10-K for the year ended December 31, 2003, Notes to Consolidated Financial Statements, Note. 3, "Real Estate."

(4) Related Party Transactions

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised (see Note 1).

Other income includes management fee income and investment income from the Operating Partnership's investees of $1,805,000 and $3,016,000 for the three months ended March 31, 2004 and 2003, respectively.

Notes and other receivables from related parties as of March 31, 2004 and December 31, 2003 consist of the following (dollars in thousands):

                                                                                   March 31,    December 31,
                                                                                      2004          2003
                                                                                  ------------  ------------
   Notes and other receivable from related parties:

      Note receivable to Highridge Apartments (Down REIT) from
      The Marcus & Millichap Company, secured, bearing interest at 12.75%,
      due October 1, 2004                                                        $      3,000  $      3,000

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
      unsecured, non interest bearing, due on demand                                       --           200

      Loans to officers prior to July 31, 2002, secured, bearing interest at 8%,
      due April 2006                                                                      633           633

      Other related party receivables, substantially due on demand                      1,705         1,905
                                                                                  ------------  ------------
                                                                                 $      5,338  $      5,738
                                                                                  ============  ============

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

(5) Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non-segment revenues and net operating income included in the following schedule also consists of revenue generated from the commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivables, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

                                                        Three Months Ended
                                                         March 31,
                                                        ------------------------
                                                           2004       2003 (1)
                                                        -----------  -----------
Revenues:
    Southern California                                $    37,052  $    33,079
    Northern California                                     15,818       16,216
    Pacific Northwest                                       12,199       11,156
    Other non-segment areas                                  1,262        3,568
                                                        -----------  -----------
                                                            66,331       64,019
Interest and other income                                    3,475        2,266
                                                        -----------  -----------
        Total revenues                                 $    69,806  $    66,285
                                                        ===========  ===========
Net operating income:
    Southern California                                $    25,262  $    22,855
    Northern California                                     10,741       11,362
    Pacific Northwest                                        7,955        7,307
    Other non-segment areas                                    532        1,705
                                                        -----------  -----------
        Total net operating income                          44,490       43,229
Interest and other income                                    3,475        2,266
Depreciation and amortization:
    Southern California                                    (10,326)      (6,537)
    Northern California                                     (5,501)      (3,315)
    Pacific Northwest                                       (1,185)      (2,965)
    Other non-segment areas                                 (1,420)        (485)
                                                        -----------  -----------
                                                           (18,432)     (13,302)
Interest:
    Southern California                                     (6,228)      (5,476)
    Northern California                                     (3,051)      (3,081)
    Pacific Northwest                                       (1,705)      (1,175)
    Other non-segment areas                                 (3,326)      (3,475)
                                                        -----------  -----------
                                                           (14,310)     (13,207)
Amortization of deferred financing costs                      (273)        (220)
General and administrative                                  (2,930)      (2,309)
                                                        -----------  -----------
Income before minority interests                       $    12,020  $    16,457
                                                        ===========  ===========

(5) Segment Information  (continued)

                                                         March 31,   December 31,
                                                           2004       2003 (1)
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $ 1,034,553  $   886,980
    Northern California                                    438,373      435,041
    Pacific Northwest                                      310,342      312,628
    Other non-segment areas                                 83,024       83,710
                                                        -----------  -----------
        Total net real estate assets                     1,866,292    1,718,359
  Other non-segment assets                                 223,504      198,452
                                                        -----------  -----------
        Total assets                                   $ 2,089,796  $ 1,916,811
                                                        ===========  ===========

(1) Amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

(6) Net Income Per Common Unit

(Amounts in thousands, except per unit data)

                                                          Three Months Ended                Three Months Ended
                                                             March 31, 2004                    March 31, 2003
                                                    --------------------------------  --------------------------------
                                                                Weighted      Per                 Weighted      Per
                                                                 Average     Common                Average     Common
                                                                 Common       Unit                 Common       Unit
                                                      Income      Units      Amount    Income       Units      Amount
                                                    ---------  -----------  --------  ---------  -----------  --------
Basic - Net income available to
   common units                                    $   6,660       25,109      0.27  $  10,809       23,282      0.46

  Effect of Dilutive Securities:
    Stock options (1)                                     --          172                   --          156
    Vested series Z incentive units                       --           90                   --           56
                                                    ---------  -----------            ---------  -----------
                                                          --          262                   --          212
                                                    ---------  -----------            ---------  -----------
Diluted - Net income available to
   common units                                    $   6,660       25,371  $   0.26  $  10,809       23,494  $   0.46
                                                    =========               ========  =========               ========

(1) The following stock options are not included in the diluted earnings per unit calculation because the exercise price of the option was greater than the average market price of the common share for the quarter and, therefore, would be anti-dilutive:

                        Three Months Ended
                                 March 31,
                        ------------------------
                           2004          2003
                        -----------  -----------
Number of options           --         72,000
Range of exercise prices    n/a      $51.01-54.25

The Down REIT partnership units have historically been redeemed for cash. Essex has never exercised its right to issue common stock to fund any redemption requests, and therefore, the Operating Partnership has never issued limited partnership units to Essex, its general partner, as consideration for issuing such units. As such, the Operating Partnership does not consider these to be common stock equivalents.

(7) Subsequent Event

On April 30, 2004, the Operating Partnership renewed its $185 million unsecured line of credit facility for a three-year term. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is currently LIBOR plus 1.0%.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2003.

The Company is the sole general partner in the Operating Partnership, with a 90.5%, 90.8% and 89.9% general partnership interest as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

Accounting Changes

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effective dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. The Operating Partnership has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, the Operating Partnership has not entered into any arrangements that are deemed VIEs.

Certain of the entities through which and with which we conduct business have been deemed to be VIEs under the provisions of FIN 46 Revised. Based on our analysis of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary. The Operating Partnership's increase in total assets and liabilities related to the consolidation of these VIEs were approximately $192,000,000 and $157,000,000, respectively, at March 31, 2004.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of Essex's common stock on a one share per unit basis. Conversion values will be based on the market value of the Essex's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Essex's current dividend rate times the number of units held. At March 31, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,443,668. As of March 31, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,341,000 and $152,669,000 as of March 31, 2004 and December 31, 2003, respectively.

There is one VIE as to which the Operating Partnership is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Operating Partnership is not exposed to a material loss from this entity.

Stock-Based Compensation

As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. For the three months ended March 31, 2004 and 2003, stock-based compensation expense under the fair value method was $136,000 and $221,000, respectively, or less than $0.01 per diluted share for the periods presented. The Operating Partnership did not grant stock options for the three months ended March 31, 2004.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                  Three Months Ended
                                      March 31,
                             -----------------------
                                2004      2003 (1)
                             ----------- -----------
Risk-free interest rates         n/a        2.17%
Expected lives                   n/a       6 years
Volatility                       n/a       17.91%
Dividend yield                   n/a        6.12%

Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the quarter ended March 31, 2003 is as follows (dollars in thousands, except per share amounts):

Net income previously reported                    $       11,517

Adjustment for effect of adopting FAS 123                   (110)
Adjustment for effect of adopting FIN 46 Revised            (598)

Net income as reported                            $       10,809

Per diluted unit previously reported              $         0.49

Adjustment for effect of adopting FAS 123                  (0.01)
Adjustment for effect of adopting FIN 46 Revised           (0.02)

Per diluted unit as reported                      $         0.46

The accounting effect of adopting FIN 46 Revised and SFAS 123 on partners' capital at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                    General Partner    Limited Partner
                                                       Common             Common
                                                       Equity             Equity            Total
                                                    -------------   ------------------    ---------
  Statement of Partners' Capital:

Balance at January 1, 2003,
  as previously reported                          $      491,314  $            52,313   $  543,627

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                         910                 (335)         575
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                (6,533)                (725)      (7,258)

Balance at January 1, 2003, as adjusted           $      485,691  $            51,253   $  536,944

Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased approximately $640,000, $1.3 million, and $1.0 million, in the first, second, and third quarter, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

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

By region, the Operating Partnership's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Operating Partnership had ownership interests representing 17% of its multifamily units in this region. Following the IPO, the Operating Partnership, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Operating Partnership, accordingly increased its ownership in such markets. As of March 31, 2004, we have ownership interests representing 59% of our multifamily units in this region. During the three months ended March 31, 2004, the region continued to perform well, with same store property revenues increasing 4.4% versus the comparable period in 2003. Same store property revenues remained flat versus the immediately preceding quarter. The Operating Partnership expects this region to continue generating positive operating results in the near term.

Northern California Region: As of March 31, 2004, the Operating Partnership had ownership interests representing 17% of its multifamily units in this region. Several years of job losses have resulted in declining rents. In the three months ended March 31, 2004, same store property revenues decreased 8.2% versus the comparable period in 2003 and decreased 0.7% versus the immediately preceding quarter. The Operating Partnership expects market rents to remain flat in fiscal year 2004, which would result in same store property revenues to decline. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As a result, the Operating Partnership will begin to increase its investment focus in this region.

Pacific Northwest Region: As of March 31, 2004, the Operating Partnership had ownership interests representing 22% of its multifamily units in the region. This region also lost jobs in 2003, but at a lower rate compared to the Company's Northern California region. In the three months ended March 31, 2004, same store property revenues decreased 0.1% versus the comparable period in 2003 and increased 1.5% versus the immediately preceding quarter. The Operating Partnership expects job growth in this region in fiscal year 2004, and believes this region will generate a slight increase in same property revenue versus 2003. The Operating Partnership expects positive multifamily fundamentals in this region after 2004, and the Operating Partnership will begin to increase it investment focus in this region.

Critical Accounting Policies

See Item 7 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of the Operating Partnership's critical accounting policies. As a result of the implementation of FIN 46 Revised, discussed in Note 1 to the condensed consolidated financial statements, the Operating Partnership has identified an additional critical accounting policy regarding consolidation of VIEs.

The Operating Partnership assesses each entity in which it has an investment or contractual relationship which may be deemed to be a VIE. If such an entity is a VIE, then the Operating Partnership analyzes the expected losses and expected residual returns to determine who is the primary beneficiary. If the Operating Partnership is the primary beneficiary, then the entity is consolidated. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental and must be applied to various types of entities and structures.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for greater than 96% of its property revenues for the three months ended March 31, 2004 and 2003. The Company's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Operating Partnership is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Operating Partnership to be approximately $50 million.

Since its formation, Fund I has acquired ownership interests in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate cost at approximately $640 million (including the estimated total cost of development and redevelopment projects), and disposed of two multifamily residential properties, consisting of 530 apartment units at a gross sales price of approximately $73.2 million resulting in a net realized gain of approximately $5.7 million. In addition, two development land parcels, where approximately 480 apartment units are planned for construction, have been purchased by Fund I with a total estimated cost for the projects of approximately $101.7 million. As of March 31, 2004, the remaining commitments to fund these development projects is approximately $25.9 million of which approximately $5.5 million is the Operating Partnership's commitment.  Fund I also owns a land parcel in Irvine, California.

The Operating Partnership (excluding Fund I's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 444 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $74.9 million. As of March 31, 2004, the remaining commitment to fund these projects is approximately $12.0 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (stabilized properties consolidated by the Operating Partnership for each of the three months ended March 31, 2004 and 2003) was 96.0% and 95.2%, for the three months ended March 31, 2004 and 2003, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2004 and 2003 are as follows:

                                                      Three months ended
                                                          March 31,
                                                    ----------------------
                                                      2004        2003
                                                    ---------  -----------
Southern California                                     96.2%        95.2%
Northern California                                     95.8%        95.9%
Pacific Northwest                                       95.9%        94.5%

Total Revenues increased by $3,521,000 or 5.3% to $69,806,000 in the first quarter of 2004 from $66,285,000 in the first quarter of 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                             Three Months Ended
                                                                 March 31,
                                                 Number of   --------------------   Dollar   Percentage
                                                Properties     2004       2003      Change     Change
                                                -----------  ---------  ---------  --------- -----------
Revenues:                                                    (Dollars in thousands)
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                               42  $  24,604  $  23,567  $   1,037         4.4%
      Northern California                               17     12,593     13,725     (1,132)       (8.2)
      Pacific Northwest                                 23     10,311     10,321        (10)       (0.1)
                                                -----------  ---------  ---------  --------- -----------
          Properties                                    82     47,508     47,613       (105)       (0.2)
  Property revenues - properties
    acquired or consolidated subsequent to
    December 31, 2002 (1)                                      18,823     16,406      2,417        14.7
                                                             ---------  ---------  --------- -----------
      Total property revenues                                  66,331     64,019      2,312         3.6
Interest and other income                                       3,475      2,266      1,209        53.4
                                                             ---------  ---------  --------- -----------
      Total revenues                                        $  69,806  $  66,285  $   3,521         5.3%
                                                             =========  =========  ========= ===========

(1) Also includes five office buildings (one consolidated in accordance with FIN 46R), five recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated as of January 1, 2004 in accordance with FIN 46 Revised.

As set forth in the above table, the $3,521,000 net increase in total revenues was primarily attributable to an increase of $2,417,000 due to acquisition of thirteen multifamily properties (the "Quarterly Acquisition Properties") subsequent to December 31, 2002 and the increase in interest and other income of $1,209,000.

Interest and other income increased by $1,209,000 or 53.4% to $3,475,000 in the first quarter of 2004 from $2,266,000 in the first quarter of 2003. The increase primarily relates to an increase in equity income in co-investments and leasing income.

Property revenues from the Quarterly Same Store Properties decreased by $105,000 or 0.2% to $47,508,000 in the first quarter of 2004 from $47,613,000 in the first quarter of 2003. The relatively minor decrease was attributable to the 17 Quarterly Same Store Properties located in Northern California offset by the results of the 42 Quarterly Same Store Properties located in Southern California. The property revenues of the Quarterly Same Store Properties in Northern California decreased by $1,132,000 or 8.2% to $12,593,000 in the first quarter of 2004 from $13,725,000 in the first quarter of 2003. The decrease in Northern California is primarily attributable to rental rate decreases and a decrease in financial occupancy to 95.8% in the first quarter of 2004 from 95.9% in the first quarter of 2003. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest decreased slightly by $10,000 or 0.1% to $10,311,000 in the first quarter of 2004 from $10,321,000 in the first quarter of 2003. The 42 Quarterly Same Store Properties located in Southern California offset the net decrease in total property revenues from the other Quarterly Same Store Properties. The property revenues for these properties increased by $1,037,000, or 4.4%, to $24,604,000 in the first quarter of 2004 from $23,567,000 in the first quarter of 2003. The $1,037,000 increase is primarily attributable to an increase in financial occupancy to 96.2% in the first quarter of 2004 from 95.2% in the first quarter of 2003.

Total Expenses increased by $7,958,000 or approximately 16.0% to $57,786,000 in the first quarter of 2004 from $49,828,000 in the first quarter of 2003. This increase was mainly due to an increase in property operating expenses of $6,181,000 or 18.1% to $40,273,000 in the first quarter of 2004 from $34,092,000 in the first quarter of 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $5,130,000, which was attributable to the Quarterly Acquisition Properties, and a cumulative correction that increased depreciation expense in the amount of approximately $2,100,000 in the first quarter of 2004. All other property operating expenses increased $1,051,000. Interest expense increased by $1,103,000 or 8.4% to $14,310,000 in the first quarter of 2004 from $13,207,000 in the first quarter of 2003. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances and the effect of Quarterly Acquisition Properties.

Net income decreased by $4,149,000 or 38.4% to net income of $6,660,000 in the first quarter of 2004 from net income of $10,809,000 in the first quarter of 2003. The decrease in net income is mainly attributable to the factors noted above.

Liquidity and Capital Resources

At March 31, 2004, the Operating Partnership had $17,709,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, refinance of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership 's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $390 per weighted average occupancy unit in non- revenue generating capital expenditures for the year ended December 31, 2004. These expenditures do not include the improvements required as a condition to funding mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2004 and/or the funding thereof will not be significantly different than the Operating Partnership 's current expectations.

The Operating Partnership is currently developing two multifamily residential projects, with an aggregate of 444 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $74,900,000. As of March 31, 2004, the remaining commitment to fund these development projects is approximately $12,000,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Although the Operating Partnership does not anticipate starting any new development projects in 2004, it will continue to evaluate, as appropriate and with due consideration given to current market conditions, potential development projects of multifamily properties.

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs, of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of March 31, 2004 is $9,614,000.

The Operating Partnership is in the process of forming the second Essex Apartment Value Fund ("Fund II"), which is expected to be similar to Fund I in size and structure. Essex anticipates an initial closing of Fund II during the second quarter of 2004, and anticipates its capital commitment by a subsidiary of the Operating Partnership to be approximately $50 million.

The Operating Partnership has an outstanding unsecured line of credit for an aggregate amount of $185,000,000. At March 31, 2004, the Operating Partnership had $118,500,000 outstanding on this line of credit. At March 31, 2004, this line of credit bore an interest rate of approximately 2.2%. On April 30, 2004, the Operating Partnership renewed this $185 million unsecured line of credit facility for a three-year term, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Operating Partnership's corporate ratings and is currently LIBOR plus 1.0%. On December 18, 2003, the Operating Partnership obtained a 5- year, $90,000,000 credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility is $90,000,000, increasing to $100,000,000 on July 1, 2004. The Operating Partnership borrowed $80,600,000 under this facility, comprised of two tranches as follows: $41,000,000, locked for 60 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $39,600,000 locked for 180 days at a base rate of 1.695% (59 basis points over Freddie Mac's Reference Rate).

In addition to the Operating Partnership's unsecured lines of credit, the Operating Partnership had $967,392,000 of secured indebtedness at March 31, 2004. Such indebtedness consisted of $786,662,000 in fixed rate debt with interest rates varying from 4.25% to 8.25% and maturity dates ranging from 2005 to 2014. The indebtedness also includes $180,730,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended March 31, 2004 that average 2.60% and maturity dates ranging from 2020 to 2034. The tax-exempt variable rate demand bonds are subject to interest rates caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

As of March 31, 2004, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

Financing and Equity Issuances

On July 30, 2003, in connection with Essex's acquisition, by merger, of John M. Sachs, Inc. ("Sachs") that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, Essex made a final payment of approximately $1,766,000 in cash and issued an additional 35,860 shares of common stock to certain of the pre-merger shareholders of Sachs.

On September 23, 2003, the Company issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares did not begin to accrue a dividend until November 25, 2003, and, following that date, will pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Company on or after September 23, 2008.  The Operating Partnership amortized the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336,000.  The shares were issued pursuant to the Company's existing shelf registration statement.  The Company used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units") of the Operating Partnership.

On October 6, 2003, the Company sold 1.6 million shares of common stock in a public offering and received offering proceeds (before expenses) of $60.67 per share, representing a 3.25% discount to the common stock's closing price on September 30, 2003, the date of the underwriting agreement between the Company and the underwriter, pursuant to which the shares were sold.  The shares were issued pursuant to the Company's existing shelf registration statement.  The proceeds of the offering were approximately $97,072,000. Subsequent to the offering, the net proceeds generated from the offering were used to acquire multifamily communities located in the Company's targeted West Coast markets.

Using the proceeds of its September 2003 sale of its 7.8125% Series F Cumulative Redeemable Preferred Stock, the Company on November 24, 2003, redeemed all of the outstanding 9.125% Series C Cumulative Redeemable Preferred Units of the Operating Partnership. In connection with this redemption the Operating Partnership incurred a non-cash charge of $625,000 related to the write-off of the issuance costs.

In January 2004, the Company restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Company's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Operating Partnership's option was extended from February 6, 2003 to December 31, 2009.

On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238- unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.   As a result of the arbitration, the Operating Partnership was directed to issue an additional 109,874 units of limited partnership interest ("Units") in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Operating Partnership completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Operating Partnership also redeemed for cash 55,564 Units from these sellers, which included Units from the 109,874 issued to them that day as well as Units previously acquired by them.

Operating Partnership Investments; Off-Balance Sheet Financing

The Operating Partnership invests in joint ventures, which are accounted for under the equity or consolidation methods of accounting based on the provisions of FIN 46 Revised or the voting control it exercises through its ownership interests in these affiliates. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership's equity in undistributed earnings or losses since its initial investment. The individual assets, liabilities, revenues and expenses of the joint venture are not recorded in the Operating Partnership's consolidated financial statements.

There is one VIE as to which the Operating Partnership is not deemed to be the primary beneficiary of such VIE. Total assets and liabilities of this entity as of March 31, 2004 were $14,591,000 and $14,703,000, respectively. The Operating Partnership is not exposed to a material loss from the entity. At March 31, 2004 and December 31, 2003, the Operating Partnership did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Operating Partnership is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Operating Partnership had engaged in such relationships.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                    Less Than          2-3           4-5          Over 5
                                      1 Year          Years         Years         Years         Total
(In thousands)                     ------------    ------------  ------------  ------------  ------------
Mortgage notes payable            $     15,154    $     65,435  $    240,644  $    646,159  $    967,392
Lines of credit                        118,500 (1)          --            --        80,600       199,100
Development commitments(2)              17,543              --            --            --        17,543
Redevelopment commitments(3)             7,439              --            --            --         7,439
Essex Apartment Value Fund, L.P.
   capital commitment                    9,614              --            --            --         9,614
                                   ------------    ------------  ------------  ------------  ------------
                                  $    168,250    $     65,435  $    240,644  $    726,759  $  1,201,088
                                   ============    ============  ============  ============  ============

__________

    Subsequent to March 31, 2004, the line of credit was extended for an additional three years.
    $15,827 of these commitments relate to actual contracts as of March 31, 2004.
    $2,989 of these commitments relate to actual contracts as of March 31, 2004.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions and developments, the anticipated performance of the Essex Apartment Value Fund, L.P.("Fund I"), the anticipated initial closing of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, statements regarding the Company's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that Fund I will fail to perform as anticipated, that the Operating Partnership's partners in this Fund fail to fund capital commitments as contractually required, that there may be unexpected delays in the initial closing of Fund II, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, and that the Operating Partnership will not be able to complete property acquisitions, as anticipated, for which the proceeds from recent equity issuances were intended to be used, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership's actual financial performance and may cause the Operating Partnership's future results to be different from past performance or trends. These factors include those factors discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 and the following:

Economic Environment and Impact on Operating Results

Both the national economy and the economies of the western states in which the Operating Partnership owns, manages and develops properties, some of which are concentrated in high-tech sectors, have been and may be in an economic downturn. The impacts of such downturn on operating results can include, and are not limited to, reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense.

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the refinance or disposition of properties at acceptable prices.

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

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with recent levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Company's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Operating Partnership 's real estate investment portfolio and operations. The Operating Partnership 's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Operating Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Operating Partnership 's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

For the Years Ended           2004      2005      2006       2007      2008    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ----------
Fixed rate debt
   (In thousands)
Amount                     $ 15,154  $ 42,583  $  22,852  $ 87,628  $153,016  $   465,429     $ 786,662   $  749,839
Average interest rate           6.8%      6.8%       6.8%      6.7%      6.7%         6.8%

Variable rate debt
   (In thousands)
Amount                     $118,500  $     --  $      --  $     --  $     --  $   261,330 (1) $ 379,830   $  379,830
Average interest                2.2%       --         --        --        --          2.3%

The table incorporates only those exposures that exist as of March 31, 2004; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, of our general partner, concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Part II -- Other Information

Item 2: Changes in Securities and Use of Proceeds

In January 2004, the Operating Partnership restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. On July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Operating Partnership's option was extended from February 6, 2003 to December 31, 2009.

Unregistered Sales of Securities

On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment.  The amount of the contingent payment was disputed and submitted to binding arbitration.  As a result of the arbitration, the Operating Partnership was directed to issue an additional 109,874 units of limited partnership interest ("Units") in the Operating Partnership to the sellers of Waterford Place.  On March 31, 2004, the Operating Partnership completed the issuance of these Units to the sellers.  In connection with this issuance, on March 31, 2004, the Operating Partnership also redeemed for cash 55,564 Units from these sellers, which included Units from the 109,874 issued to them that day as well as Units previously acquired by them.   This private placement of Units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  10.1 Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004.

  10.2 Third Amended and Restated Revolving Credit Agreement, dated April 30, 2004, among Essex Portfolio L.P., Bank of America and other lenders as specified therein.

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

May 17, 2004

By: /s/ MARK J. MIKL

Mark J. Mikl
First Vice President, Treasurer and Controller
(Authorized Officer and Principal Accounting Officer)