Form 10-Q
period 2004-06-30
ESSEX PORTFOLIO LP
filed 2004-08-09
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES

Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                                    June 30,    December 31,
                                                                      2004        2003 (1)
                                                                  ------------  ------------
                             Assets
Real estate:
  Rental properties:
     Land and land improvements                                  $    509,286  $    469,347
     Buildings and improvements                                     1,729,549     1,514,775
                                                                  ------------  ------------
                                                                    2,238,835     1,984,122
     Less accumulated depreciation                                   (301,771)     (265,763)
                                                                  ------------  ------------
                                                                    1,937,064     1,718,359
  Real estate investment held for sale, net of accumulated
     depreciation of $0 as of June 30, 2004                             6,645            --
  Investments                                                          72,186        79,567
  Real estate under development                                        66,115        55,183
                                                                  ------------  ------------
                                                                    2,082,010     1,853,109
Cash and cash equivalents-unrestricted                                 11,626        14,768
Cash and cash equivalents-restricted                                   16,184        11,175
Notes and other receivables from related parties                        5,196         5,738
Notes and other receivables                                             4,955         6,021
Prepaid expenses and other assets                                      22,236        17,426
Deferred charges, net                                                  11,097         8,574
                                                                  ------------  ------------
                                                                 $  2,153,304  $  1,916,811
                                                                  ============  ============

               Liabilities and Partners' Capital
Mortgage notes payable                                           $  1,054,167  $    895,945
Lines of credit                                                       199,600        93,100
Accounts payable and accrued liabilities                               20,396        20,834
Dividends payable                                                      23,043        22,379
Other liabilities                                                      11,315        17,153
                                                                  ------------  ------------
          Total liabilities                                         1,308,521     1,049,411
Minority interests                                                     52,542        55,592

Partners' capital:
    General partner:
       Common equity                                                  534,469       556,987
       Preferred equity (liquidation value of $25,000)                 24,412        24,412
                                                                  ------------  ------------
                                                                      558,881       581,399
                                                                  ------------  ------------
    Limited partners:
       Common equity                                                   53,245        50,294
       Preferred equity (liquidation value of of $185,000)            180,115       180,115
                                                                  ------------  ------------
                                                                      233,360       230,409
                                                                  ------------  ------------
          Total partners' capital                                     792,241       811,808
                                                                  ------------  ------------
Commitments and contingencies
    Total liabilities and partners' capital
                                                                 $  2,153,304  $  1,916,811
                                                                  ============  ============

(1) The December 31, 2003 consolidated balance sheet included in the Operating Partnership's Form 10-K filed on March 15, 2004 has been restated for the retroactive adoption of the provisions of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

                                                                    Three Months Ended        Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ------------------------  ------------------------
                                                                    2004       2003 (1)       2004       2003 (1)
                                                                 -----------  -----------  -----------  -----------

Revenues:                                                       $    67,908  $    60,961  $   132,137  $   121,983
   Rental                                                             2,400        1,984        4,502        4,000
   Other property                                                -----------  -----------  -----------  -----------
                                                                     70,308       62,945      136,639      125,983
      Total property                                                  2,389        2,370        5,708        4,636
   Interest and other                                            -----------  -----------  -----------  -----------
                                                                     72,697       65,315      142,347      130,619
      Total revenues                                             -----------  -----------  -----------  -----------

Expenses:
   Property operating expenses:                                       4,825        4,512        9,208        8,829
      Maintenance and repairs                                         6,196        4,813       11,740        9,622
      Real estate taxes                                               3,501        3,265        6,515        5,991
      Utilities                                                       7,513        5,420       14,429       12,114
      Administrative                                                    966        1,086        1,806        2,000
      Advertising                                                     1,046        1,024        2,190        1,870
      Insurance                                                      17,739       13,225       36,143       26,489
      Depreciation and amortization                              -----------  -----------  -----------  -----------
                                                                     41,786       33,345       82,031       66,915
                                                                     15,081       12,913       29,391       26,121
   Interest                                                             457          362          730          582
   Amortization of deferred financing costs                           3,502        2,362        6,432        4,674
   General and administrative                                    -----------  -----------  -----------  -----------
                                                                     60,826       48,982      118,584       98,292
      Total expenses                                             -----------  -----------  -----------  -----------
   Income from continuing operations before minority interests       11,871       16,333       23,763       32,327
   Minority interests                                                  (881)        (925)      (1,649)      (1,993)
                                                                 -----------  -----------  -----------  -----------
   Income from continuing operations                                 10,990       15,408       22,114       30,334
   Income (loss) from discontinued operations                          (632)          45         (505)         505
                                                                 -----------  -----------  -----------  -----------
   Net income                                                        10,358       15,453       21,609       30,839
   Preferred return to general partner - Series F                      (488)          --         (976)          --
   Distributions on preferred units - limited partners               (4,009)      (4,580)      (8,113)      (9,160)
                                                                 -----------  -----------  -----------  -----------
   Net income available to common units                         $     5,861  $    10,873  $    12,520  $    21,679
                                                                 ===========  ===========  ===========  ===========

Per common unit data:
   Basic:
      Income from continuing operations available to
        common units                                            $      0.26  $      0.47  $      0.52  $      0.91
      Income (loss) from discontinued operations                      (0.03)        0.00        (0.02)        0.02
                                                                 -----------  -----------  -----------  -----------
      Net income available to common units                      $      0.23  $      0.47  $      0.50  $      0.93
                                                                 ===========  ===========  ===========  ===========
      Weighted average number of common units
        outstanding during the period                            25,225,131   23,305,564   25,166,819   23,286,493
                                                                 ===========  ===========  ===========  ===========
   Diluted:
      Income from continuing operations available to
        common units                                            $      0.25  $      0.46  $      0.51  $      0.90
      Income (loss) from discontinued operations                      (0.02)        0.00        (0.02)        0.02
                                                                 -----------  -----------  -----------  -----------
      Net income available to common units                      $      0.23  $      0.46  $      0.49  $      0.92
                                                                 ===========  ===========  ===========  ===========
      Weighted average number of common units
        outstanding during the period                            25,446,751   23,558,314   25,386,274   23,511,387
                                                                 ===========  ===========  ===========  ===========

   Distribution on Operating Partnership common units           $      0.79  $      0.78  $      1.58  $      1.56
                                                                 ===========  ===========  ===========  ===========

(1) The consolidated statement of operations for the three and six months ended June 30, 2003 included in the Operating Partnership's Form 10-Q filed on August 13, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners' Capital
For the six months ended June 30, 2004 and the
year ended December 31, 2003
(Unaudited)
(Dollars and units in thousands)

                                                   General Partner                     Limited Partners
                                           ----------------------------------- -----------------------------------
                                                                   Preferred                           Preferred
                                           Common Equity            Equity     Common Equity            Equity
                                           --------------------  ------------- --------------------  -------------
                                             Units     Amount       Amount       Units     Amount       Amount        Total
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at December 31, 2002 (1)            20,983    485,691             --     2,320     51,253        204,490    741,434

Issuance of common units under
   stock-based compensation plans (1)           207      7,501             --        --         --             --      7,501
Issuance of general partner
   common units                               1,636     99,202             --        --         --             --     99,202
Contribution of general partner
   preferred equity                              --         --         24,076        --         --             --     24,076
Amortization of discount on general
   partner preferred equity                      --       (302)           336        --        (34)            --         --
Redemption of limited partner
   common units                                  --         --             --       (15)      (769)            --       (769)
Redemption of Series C
   preferred units                               --         --             --        --         --        (25,000)   (25,000)
Write off of Series C preferred units
   offering costs                                --       (562)            --        --        (63)           625         --
Vested series Z incentive units                  --         --             --        16        533             --        533
Reallocation of partners' capital                --     (2,203)            --        --      2,203             --         --
Net income (1)                                   --     34,798            195        --      4,126         17,996     57,115
Partners' distributions                          --    (67,138)          (195)       --     (6,955)       (17,996)   (92,284)
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at December 31, 2003 (1)            22,826    556,987         24,412     2,321     50,294        180,115    811,808

Issuance of common units under
   stock-based compensation plan                110      3,924             --        --         --             --      3,924
Issuance of limited partners'
   common units                                  --         --             --       110      7,205             --      7,205
Redemption of limited partner
   common units                                  --         --             --       (57)    (3,628)            --     (3,628)
Vested series Z and Z-1 incentive units          --         --             --        34        154             --        154
Reallocation of partners' capital                --     (1,400)            --        --      1,400             --         --
Net income                                       --     11,174            976        --      1,346          8,113     21,609
Partners' distributions                          --    (36,216)          (976)       --     (3,526)        (8,113)   (48,831)
                                           ---------  ---------  ------------- ---------  ---------  -------------  ---------
Balances at June 30, 2004                    22,936  $ 534,469  $      24,412     2,408  $  53,245  $     180,115  $ 792,241
                                           =========  =========  ============= =========  =========  =============  =========

(1) The partners' capital balances as of and for the year ended December 31, 2003 and certain balances as of December 31, 2002 included in the Operating Partnership's Form 10-K filed on March 15, 2004 have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO L.P. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                    --------------------
                                                                                                      2004     2003 (1)
                                                                                                    ---------  ---------
Net cash provided by operating activities                                                          $  59,448  $  52,871
                                                                                                    ---------  ---------
Cash flows from investing activities:
   Additions to real estate:
       Acquisitions                                                                                 (118,614)        --
       Improvements to recent acquisitions                                                            (6,032)    (3,240)
       Redevelopment                                                                                  (2,452)      (742)
       Revenue generating capital expenditures                                                           (54)      (133)
       Other capital expenditures                                                                     (4,380)    (4,625)
   Increase/(decrease) in restricted cash                                                             (5,009)     1,155
   Additions to notes receivable from related parties and other receivables                             (171)    (2,832)
   Repayment of notes receivable from related parties and other receivables                            1,496        (15)
   Additions to real estate under development                                                         (8,184)   (13,399)
   Net distributions from (contributions to) investments in limited partnerships                       5,502     (4,400)
                                                                                                    ---------  ---------
       Net cash used in investing activities                                                        (137,898)   (28,231)
                                                                                                    ---------  ---------
Cash flows from financing activities:
   Proceeds from mortgage notes payable and lines of credit                                          224,417     49,140
   Repayment of mortgage notes payable and lines of credit                                           (93,364)   (26,099)
   Additions to deferred charges                                                                      (3,466)      (158)
   Net proceeds from stock options exercised and shares issued through dividend reinvestment plan      3,657      2,004
   Distributions to limited partners and minority interest                                           (14,087)   (12,652)
   Redemption of limited partners units and minority interest                                         (5,455)      (884)
   Distributions to general partner                                                                  (36,394)   (33,001)
                                                                                                    ---------  ---------
      Net cash provided by (used in) financing activities                                             75,308    (21,650)
                                                                                                    ---------  ---------
Net increase in cash and cash equivalents                                                             (3,142)     2,990
Cash and cash equivalents at beginning of period                                                      14,768     12,076
                                                                                                    ---------  ---------
Cash and cash equivalents at end of period                                                         $  11,626  $  15,066
                                                                                                    =========  =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, net of $1,571 and $1,869 capitalized
        in 2004 and 2003, respectively                                                             $  27,224  $  23,935
                                                                                                    =========  =========

   Assumption of mortgage loan payable in conjunction with the purchase of real estate             $ 134,456  $      --
                                                                                                    =========  =========

   Issuance of general partner common units pursuant to phantom stock plan                         $      26  $     458
                                                                                                    =========  =========

   Issuance of limited partnership common units in connection with the purchase of real estate     $   1,729  $   5,768
                                                                                                    =========  =========

   Real estate under development transferred to rental property                                    $      --  $  72,711
                                                                                                    =========  =========

   Real estate investment transferred to rental property                                           $   4,068  $      --
                                                                                                    =========  =========

(1) The statement of cash flows for the six months ended June 30, 2003 included in the Operating Partnership's Form 10-Q filed on August 13, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004 and 2003
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

The Company is the sole general partner in the Operating Partnership, with a 90.9%, 90.8% and 90.1% general partnership interest as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively. See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of June 30, 2004, the Operating Partnership has ownership interests in 125 multifamily properties (containing 26,991 units), five recreational vehicle parks (comprising 1,717 spaces), five office buildings (with approximately 173,540 square feet) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of June 30, 2004 is $9,614,000.

On July 1, 2004, the Operating Partnership announced the initial closing of the Essex Apartment Value Fund II, L.P. ("Fund II"). The total equity capital committed to Fund II at this time by Essex and other investors is $195 million. It is expected that upon the final closing, Fund II's equity commitments will be approximately $250 million.

As with Fund I, Essex is the general partner of Fund II and will also acquire a minimum 20 percent limited partner interest. Fund II expects to utilize leverage of approximately 65 percent of the estimated value of the underlying real estate portfolio which, assuming that the targeted $250 million equity commitment is achieved, will allow the Operating Partnership to invest approximately $700 million in its targeted West Coast markets. As with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund II exceeds certain financial return benchmarks.

The Operating Partnership's equity in income (loss) from investments accounted for using the equity method was $(124,000) and $432,000 for the three months ended June 30, 2004 and 2003, respectively, and $786,000 and $1,083,000 for the six months ended June 30, 2004 and 2003 and is classified as a component of "Revenue-Interest and other income" in the accompanying consolidated statement of operations.

Accounting Changes

(A) Variable Interest Entities

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

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, and through June 30, 2004, the Operating Partnership has not entered into any arrangements that are deemed VIEs.

Based on our analysis of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46 Revised. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $189,000,000 and $155,000,000, respectively, at June 30, 2004 and $196,000,000 and $156,000,000, respectively, at December 31, 2003.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of the Company's common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At June 30, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,419,576. As of June 30, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,019,000 and $152,669,000 as of June 30, 2004 and December 31, 2003, respectively.

There is one VIE in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of this entity as of June 30, 2004 were $14,038,000 and $14,427,000, respectively. The Operating Partnership is not exposed to a material loss from this entity.

(B) Stock-Based Compensation

As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. Stock-based compensation expense under the fair value method was $191,000 and $271,000 for the three months ended June 30, 2004 and 2003 and $327,000 and $492,000 for the six months ended June 30, 2004 and 2003, respectively. The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                  Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                             ----------------------- -------------------------
                                2004        2003         2004         2003
                             ----------- ----------- ------------ ------------
Risk-free interest rates        3.94%    2.58%-2.78%    3.94%     2.17%-2.78%
Expected lives                 5 years     6 years     5 years      6 years
Volatility                     19.07%      17.89%       19.07%    17.89%-17.91
Dividend yield                  5.07%    5.75%-5.91%    5.07%     5.75%-6.12%

(C) Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the three and six months ended June 30, 2003 is as follows (dollars in thousands, except per unit amounts):

                                                      For the three    For the six
                                                      months ended     months ended
                                                      June 30, 2003    June 30, 200
                                                      -------------    ----------
Net income previously reported                      $       16,369   $    32,466

Adjustment for effect of adopting FAS 123                      (25)         (135)
Adjustment for effect of adopting FIN 46 Revised              (891)       (1,492)
                                                      -------------    ----------
Net income as reported                              $       15,453   $    30,839
                                                      =============    ==========

Per diluted unit previously reported                $         0.50   $      0.99

Adjustment for effect of adopting FAS 123                       --            --
Adjustment for effect of adopting FIN 46 Revised             (0.04)        (0.07)
                                                      -------------    ----------
Per diluted unit as reported                        $         0.46   $      0.92
                                                      =============    ==========

The accounting effect of adopting FIN 46 Revised and SFAS 123 on partners' capital at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                       General Partner   Limited Partner
                                                          Common           Common
                                                          Equity           Equity           Total
                                                       -------------   ---------------  -------------
Statement of Partners' Capital:

Balance at January 1, 2003,
  as previously reported                             $      491,314  $         52,313  $     543,627

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                            910              (335)           575
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                   (6,533)             (725)        (7,258)
                                                       -------------   ---------------  -------------
Balance at January 1, 2003, as adjusted              $      485,691  $         51,253  $     536,944
                                                       =============   ===============  =============

Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640,000, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

(D) Discontinued Operations

In the normal course of business, the Operating Partnership will receive offers for sale of our properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. Essex classifies real estate as "held for sale" when all criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) have been met.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property are presented as discontinued operations in the consolidated financial statements for all periods presented. The property specific real estate classified as held for sale is stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation is no longer recorded on assets upon classification as held for sale. The following is the breakdown of the property's results of operations, net of minority interests (dollars in thousands):

                                        Three Months Ended       Six Months Ended
                                             June 30,                 June 30,
                                       --------- -----------    --------- -----------
                                         2004        2003         2004        2003
                                       ---------   ---------    ---------   ---------
Rental revenues                      $       --  $      393   $       --  $    1,373
Interest and other                          158          --          313          --
                                       ---------   ---------    ---------   ---------
  Revenues                                  158         393          313       1,373

Property operating expenses                 (34)       (348)         (62)       (868)
Impairment charge                          (756)         --         (756)         --
                                       ---------   ---------    ---------   ---------
Income (loss) from discontinued
 operations                          $     (632) $       45   $     (505) $      505
                                       =========   =========    =========   =========

For both the three and six months ended June 30, 2004, the results reflect an impairment charge of approximately $756,000. Golden Village was one of seven non-core recreational vehicle/manufactured housing communities that were acquired in the 2002 John M. Sachs merger. In the fourth quarter of 2003, the Operating Partnership entered into master lease and option agreements with unrelated entities on these seven non-core assets, for an aggregated option value in excess of the aggregate carrying value of these non-core assets. However, Golden Village's carrying value was more than the option value. Upon reclassification as held for sale, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000.

(2) Significant Transactions for the Quarter Ended June 30,2004

(A) Acquisitions

During the second quarter, the Operating Partnership acquired its partner's 80% interests in Tierra Vista Apartments, a 404-unit apartment community located in Oxnard, California and The Pointe at Cupertino, a 116-unit apartment community located in Cupertino, California. The combined contract price for the interests was approximately $74.6 million. In conjunction with the transaction, the Operating Partnership assumed a $37.3 million loan with an interest rate of 5.93 percent that matures on July 1, 2007 for Tierra Vista, and a $14.1 million loan with an interest rate of 4.86 percent, which matures on November 1, 2012 for The Pointe at Cupertino. The Operating Partnership now consolidates these properties that was previously accounted for using the equity method of accounting. The partner's 80% interests in both assets and liabilities, including outstanding debt and related premium, were measured to fair value. 80% of the fair value of the in-place operating leases was $1.3 million and was recognized as an intangible asset as part of the purchase accounting. These amounts were combined with the existing 20% interests that are measured at a historical basis.

(B) Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2004, the Operating Partnership had ownership interests in two development communities (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 444 multifamily units with an estimated total cost of $75.1 million with $9.0 million remaining to be expended.

(C) Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2004, the Operating Partnership had ownership interests in two redevelopment communities (including redevelopment projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 1,693 multifamily units with estimated redevelopment costs of $26.2 million, of which approximately $20.4 million remains to be expended.

(D) Debt Transactions

On May 13, 2004, the Operating Partnership obtained a non-recourse mortgage on a previously unencumbered property in the amount of $30.7 million, with a 5.19 percent fixed interest rate for a 9-year term, maturing in May 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5 percent over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty.

(E) Equity

On May 13, 2004, the Operating Partnership declared its regular quarterly cash distribution of $0.79 per common unit, which was payable on July 15, 2004 to unitholders of record as of June 30, 2004. On an annualized basis, the distribution represents a distribution of $3.16 per common unit.

In addition, the Company declared a quarterly distribution of $0.49 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares ("Series F"), which was payable on July 1, 2004 to the shareholders of record as of May 17, 2004. On an annualized basis, the dividend represents a distribution of $1.95 per Series F share.

(F) The Essex Apartment Value Fund ("Fund I")

Fund I has acquired and committed to develop multifamily properties initially purchased for approximately $640 million (including the estimated cost of completing development and redevelopment projects) and is now considered fully invested. The portfolio is concentrated in Southern California, and is comprised of 15 multifamily communities aggregating 4,396 apartment homes and three development communities totaling 612 apartment homes.

Dispositions

On June 1, 2004, the Operating Partnership, acting in its capacity as general partner of Fund I, announced that it had retained Credit Suisse First Boston (CSFB) to evaluate strategic alternatives for Fund I, which could involve the sale of the Fund I portfolio. Subsequent to retaining CSFB, over 100 marketing packages were distributed to potential investors, which resulted in the execution of more than 50 confidentiality agreements. The Operating Partnership received preliminary first round bids on July 9, 2004, and is expecting final bids in the near future. Following the receipt of final bids, the Operating Partnership is expected to select a prospective purchaser and potentially enter into a purchase and sale agreement, at which time the prospective purchaser will commence due diligence activities. This could result in the sale of Fund I as early as December 2004. The Operating Partnership projects that its incentive or promoted interest related to the Fund I sale could exceed $18 million and would be recognized over a two-year period in conjunction with the sale of Fund I properties beginning as early as December 2004. There can be no assurance that the sale of Fund I will occur.

Development Communities

As of June 30, 2004 Fund I has two development communities currently under construction, totaling 480 multifamily units for an estimated total cost of $101.7 million. For the communities under construction, approximately $17.1 million remains to be expended.

Redevelopment Communities

During the second quarter, Fund I continued redevelopment on Rosebeach Apartments, a 174-unit apartment community located in La Mirada, California. During the quarter, the Operating Partnership constructed garage upgrades, which should be completed in the third quarter.

Debt Transactions

On May 27, 2004, the Fund obtained a non-recourse mortgage in a refinance of the mortgage on The Crest Apartments, obtaining a new mortgage in the amount of $62.0 million, with a 5.24 percent fixed interest rate for a 9- year term, which matures in May 2013, with an option to extend the maturity for one year thereafter at a floating rate of 2.5 percent over Freddie Mac's Reference Bill. During the extension period, the loan may be paid in full with no prepayment penalty. The property was previously encumbered in the amount of $35.3 million with a 7.99 percent fixed interest rate, which was due to mature in July 2005. The Fund incurred a $1.3 million pre-payment fee in conjunction with the early repayment.

(G) The Essex Apartment Value Fund II ("Fund II")

On July 1, 2004, the Operating Partnership announced the initial closing of the Essex Apartment Value Fund II, L.P. ("Fund II"). The total equity capital committed to Fund II at this time by Essex and other investors is $195 million. It is expected that upon the final closing, Fund II's equity commitments will be approximately $250 million.

As with Fund I, Essex is the general partner of Fund II and will also acquire a minimum 20 percent limited partner interest. Fund II expects to utilize leverage of approximately 65 percent of the estimated value of the underlying real estate portfolio which, assuming that the targeted $250 million equity commitment is achieved, will allow the Operating Partnership to invest approximately $700 million in its targeted West Coast markets. As with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund II exceeds certain financial return benchmarks.

(3) Investments

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach. Amounts have been restated for all prior periods presented. (See Note 1). Certain investments that were previously accounted for using the equity method are now consolidated.

The following table details the Operating Partnership's investments accounted for under the equity method of accounting (dollars in thousands):

                                                                     June 30,    December 31
                                                                      2004         2003
                                                                    ---------    ---------
Investments in joint ventures:
   Direct and indirect LLC member interests of approximately
     49.9% in Newport Beach North, LLC and Newport Beach South,
     LLC                                                          $   15,583   $   13,020
   Limited partnership interest of 20.4% and general partner
     interest of 1% in Essex Apartment Value Fund, L.P                44,179       51,110
   Limited partnership interest of 20% in AEW joint venture (1)           --        4,406
   Class A member interest of 45% in Park Hill LLC                     5,618        5,731
   Preferred limited partnership interests in Mountain Vista
     Apartments                                                        6,806        5,276
   Other investments                                                      --           24
                                                                    ---------    ---------
       Total investments                                          $   72,186   $   79,567
                                                                    =========    =========

(1) The Operating Partnership acquired the 80% interest in this joint venture during the quarter ended June 30, 2004 (see Note 2 (A)) and now consolidates this joint venture.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands):

                                                        June 30,   December 31,
                                                         2004        2003
 Balance sheets:                                       ---------   ---------
    Real estate and real estate under development     $ 640,964   $ 667,538
    Other assets                                         12,088      11,277
                                                       ---------   ---------
        Total assets                                  $ 653,052   $ 678,815
                                                       =========   =========

    Mortgage notes payable                            $ 430,899   $ 442,419
    Other liabilities                                    21,511      13,943
    Partners' equity                                    200,642     222,453
                                                       ---------   ---------
        Total liabilities and partners' equity        $ 653,052   $ 678,815
                                                       =========   =========

 Operating Partnership's share of equity              $  72,186   $  79,567
                                                       =========   =========

                                                            Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                       ---------------------      ----------------------
                                                         2004        2003           2004         2003
                                                       ---------   ---------      ---------    ---------
  Statements of operations:
     Total revenue                                    $  15,997   $  14,771     $   33,354   $   27,583
     Total expenses                                      17,498      14,120         32,913       25,788
                                                       ---------   ---------      ---------    ---------
         Total net income (loss)                      $  (1,501)  $     651     $      441   $    1,795
                                                       =========   =========      =========    =========

  Operating Partnership's share of net income (loss)  $    (124)  $     432     $      786   $    1,083
                                                       =========   =========      =========    =========

For a further discussion regarding these investments, see the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2003, Notes to Consolidated Financial Statements, Note 3, "Real Estate."

(4) Related Party Transactions

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach. Amounts have been restated for all prior periods presented. (see Note 1).

Other income includes management fee income and investment income from the Operating Partnership's investees of $812,000 and $1,383,000 for the three months ended June 30, 2004 and 2003 and $2,617,000 and $2,955,000 for the six months ended June 30, 2004 and 2003, respectively.

Notes and other receivables from related parties as of June 30, 2004 and December 31, 2003 consist of the following (dollars in thousands):

                                                                                            June 30,    December 31,
                                                                                              2004          2003
                                                                                          ------------  ------------

      Note receivable to Highridge Apartments (Down REIT) from
        The Marcus & Millichap Company, secured, bearing interest at 12.75%,
        due October 1, 2004                                                              $      3,000  $      3,000

      Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
        unsecured, non interest bearing, due on demand                                             --           200

      Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%,
        due beginning April 2006                                                                  625           633

      Other related party receivables, substantially due on demand                              1,571         1,905
                                                                                          ------------  ------------
                                                                                         $      5,196  $      5,738
                                                                                          ============  ============

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

(5) Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non-segment revenues and net operating income included in the following schedule also consists of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

                                                          Three Months Ended
                                                               June 30,
                                                        ------------------------
                                                           2004       2003 (1)
                                                        -----------  -----------
Revenues:
    Southern California                                $    40,682  $    33,320
    Northern California                                     16,162       16,078
    Pacific Northwest                                       12,186       11,043
    Other non-segment areas                                  1,278        2,504
                                                        -----------  -----------
                                                            70,308       62,945
Interest and other income                                    2,389        2,370
                                                        -----------  -----------
        Total revenues                                 $    72,697  $    65,315
                                                        ===========  ===========
Net operating income:
    Southern California                                $    27,024  $    23,389
    Northern California                                     10,964       11,242
    Pacific Northwest                                        7,725        7,076
    Other non-segment areas                                    548        1,118
                                                        -----------  -----------
        Total net operating income                          46,261       42,825
Interest and other income                                    2,389        2,370
Depreciation and amortization:
    Southern California                                     (9,337)      (6,394)
    Northern California                                     (3,482)      (3,187)
    Pacific Northwest                                       (3,182)      (2,893)
    Other non-segment areas                                 (1,738)        (751)
                                                        -----------  -----------
                                                           (17,739)     (13,225)
Interest:
    Southern California                                     (6,437)      (5,459)
    Northern California                                     (3,343)      (3,099)
    Pacific Northwest                                       (1,565)      (1,086)
    Other non-segment areas                                 (3,736)      (3,269)
                                                        -----------  -----------
                                                           (15,081)     (12,913)
Amortization of deferred financing costs                      (457)        (362)
General and administrative                                  (3,502)      (2,362)
                                                        -----------  -----------
Income from continuing operations
    before minority interests                          $    11,871  $    16,333
                                                        ===========  ===========

(5) Segment Information  (continued)

                                                           Six Months Ended
                                                               June 30,
                                                        ------------ -----------
                                                           2004       2003 (1)
                                                        -----------  -----------
Revenues:
    Southern California                                $    77,734  $    66,399
    Northern California                                     31,980       32,294
    Pacific Northwest                                       24,385       22,199
    Other non-segment areas                                  2,540        5,091
                                                        -----------  -----------
        Total segment revenues                             136,639      125,983
Interest and other income                                    5,708        4,636
                                                        -----------  -----------
        Total revenues                                 $   142,347  $   130,619
                                                        ===========  ===========
Net operating income:
    Southern California                                $    52,286  $    46,244
    Northern California                                     21,705       22,604
    Pacific Northwest                                       15,680       14,383
    Other non-segment areas                                  1,080        2,326
                                                        -----------  -----------
        Total segment net operating income                  90,751       85,557
Interest and other income                                    5,708        4,636
Depreciation and amortization:
    Southern California                                    (19,663)     (12,931)
    Northern California                                     (8,983)      (6,502)
    Pacific Northwest                                       (4,367)      (5,858)
    Other non-segment areas                                 (3,130)      (1,198)
                                                        -----------  -----------
                                                           (36,143)     (26,489)
Interest:
    Southern California                                    (12,665)     (10,935)
    Northern California                                     (6,394)      (6,180)
    Pacific Northwest                                       (3,270)      (2,261)
    Other non-segment areas                                 (7,062)      (6,745)
                                                        -----------  -----------
                                                           (29,391)     (26,121)
Amortization of deferred financing costs                      (730)        (582)
General and administrative                                  (6,432)      (4,674)
                                                        -----------  -----------
Income from continuing operations
    before minority interests                          $    23,763  $    32,327
                                                        ===========  ===========

(5) Segment Information (continued)

                                                         June 30,    December 31,
                                                           2004       2003 (1)
                                                        -----------  -----------
Assets:
  Net real estate assets:
    Southern California                                $ 1,096,274  $   886,980
    Northern California                                    455,121      435,041
    Pacific Northwest                                      311,130      312,628
    Other non-segment areas                                 74,539       83,710
                                                        -----------  -----------
        Total net real estate assets                     1,937,064    1,718,359
  Other non-segment assets                                 216,240      198,452
                                                        -----------  -----------
        Total assets                                   $ 2,153,304  $ 1,916,811
                                                        ===========  ===========

(1) Amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

(6) Net Income Per Common Unit

(Amounts in thousands, except per unit data)

                                                           Three Months Ended                Three Months Ended
                                                              June 30, 2004                     June 30, 2003
                                                    --------------------------------  --------------------------------
                                                                Weighted      Per                 Weighted      Per
                                                                 Average     Common                Average     Common
                                                                 Common      Units                 Common      Units
                                                     Income       Units      Amount   Income (1)    Units      Amount
                                                    ---------  -----------  --------  ---------  -----------  --------
Basic:
  Income from continuing operations available
    to common units                                $   6,493       25,225  $   0.26  $  10,828       23,305  $   0.47
  Income (loss) from discontinued operations            (632)      25,225     (0.03)        45       23,305        --
                                                    ---------               --------  ---------               --------
                                                       5,861               $   0.23     10,873               $   0.47
                                                                            ========                          ========
  Effect of Dilutive Securities:
    Stock options (2)                                     --          151                   --          197
    Vested series Z incentive units                       --           71                   --           56
                                                    ---------  -----------            ---------  -----------
                                                          --          222                   --          253
                                                    ---------  -----------            ---------  -----------
Diluted:
  Income from continuing operations available
    to common units                                    6,493       25,447  $   0.25     10,828       23,558  $   0.46
  Income (loss) from discontinued operations            (632)      25,447     (0.02)        45       23,558        --
                                                    ---------               --------  ---------               --------
                                                   $   5,861               $   0.23  $  10,873               $   0.46
                                                    =========               ========  =========               ========

                                                           Six Months Ended                  Six Months Ended
                                                            June 30, 2004                     June 30, 2003
                                                    --------------------------------  --------------------------------
                                                                Weighted      Per                 Weighted      Per
                                                                 Average     Common                Average     Common
                                                                 Common      Units                 Common      Units
                                                     Income       Units      Amount   Income (1)    Units      Amount
                                                    ---------  -----------  --------  ---------  -----------  --------
Basic:
  Income from continuing operations available
    to common units                                $  13,025       25,166  $   0.52  $  21,174       23,286  $   0.91
  Income (loss) from discontinued operations            (505)      25,166     (0.02)       505       23,286      0.02
                                                    ---------               --------  ---------               --------
                                                      12,520               $   0.50     21,679               $   0.93
                                                                            ========                          ========

  Effect of Dilutive Securities:
    Stock options (2)                                     --          149                   --          169
    Vested series Z incentive units                       --           71                   --           56
                                                    ---------  -----------            ---------  -----------
                                                          --          220                   --          225
                                                    ---------  -----------            ---------  -----------
 Diluted:
  Income from continuing operations available
    to common units                                   13,025       25,386  $   0.51     21,174       23,511  $   0.90
  Income (loss) from discontinued operations            (505)      25,386     (0.02)       505       23,511      0.02
                                                    ---------               --------  ---------               --------
                                                   $  12,520               $   0.49  $  21,679               $   0.92
                                                    =========               ========  =========               ========

(1) Three and six months ended June 30, 2003 amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

(2) The following stock options are not included in the diluted earnings per unit calculation because the exercise price of the option was greater than the average market price of the common unit for the quarter and, therefore, would be anti-dilutive:

                            Three Months Ended       Six Months Ended
                                 June 30,                 June 30,
                        ------------------------ -----------------------
                           2004          2003       2004         2003
                        -----------  ----------- ----------- -----------
Number of options           --         20,000        --        23,500
Range of exercise prices    n/a        $57.57        n/a     $54.02-57.5

(7) Subsequent Events

On July 18, 2004, the Operating Partnership sold Golden Village Recreational Vehicle Park for approximately $6.66 million. Proceeds from the sale of this unencumbered property will be used for general corporate purposes.

On August 3, 2004, the Operating Partnership sold The Essex at Lake Merritt, a 270-unit luxury high-rise apartment community located in Oakland, California for a contract price of approximately $88 million. The Operating Partnership developed the property at a cost of $73.3 million. In conjunction with the sale, an affiliate of Essex has originated a participating loan in the amount of $5 million, which allows the Operating Partnership to participate in the potential profits related to the condominium conversion. In addition, the Operating Partnership will continue to receive property management fees on the rental income generated under current lease agreements. The Operating Partnership is evaluating the impact of two accounting pronouncements, FIN 46 Revised and FAS 66, pertaining to the recognition of the gain on the sale and its continuing interest in the property.

On July 12, 2004, the Operating Partnership submitted a notice of redemption to the holders of its $55.0 million principal value of its 9.25% Series E Cumulative Redeemable Preferred Units. The notice specifies September 3, 2004 as the redemption date.

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

The Company is the sole general partner of the Operating Partnership and, as of June 30, 2004, December 31, 2003 and June 30, 2003, held a 90.9%, 90.8% and 90.1% general partnership interest in the Operating Partnership, respectively.  See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

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

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003, and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, and through June 30, 2004, the Operating Partnership has not entered into any arrangements that are deemed VIEs.

Based on our analysis of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46 Revised. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $189,000,000 and $155,000,000, respectively, at June 30, 2004 and $196,000,000 and $156,000,000, respectively at December 31,2003.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of the Company's common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At June 30, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,419,576. As of June 30, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $152,019,000 and $152,669,000 as of June 30, 2004 and December 31, 2003, respectively.

There is one VIE in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of this entity as of June 30, 2004 were $14,038,000 and $14,427,000, respectively. The Operating Partnership is not exposed to a material loss from this entity.

Stock-Based Compensation

As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. Stock-based compensation expense under the fair value method was $191,000 and $271,000 for the three months ended June 30, 2004 and 2003 and $327,000 and $492,000 for the six months ended June 30, 2004 and 2003, respectively.

The fair value of stock options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                  Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                             ----------------------- -------------------------
                                2004        2003         2004         2003
                             ----------- ----------- ------------ ------------
Risk-free interest rates        3.94%    2.58%-2.78%    3.94%     2.17%-2.78%
Expected lives                 5 years     6 years     5 years      6 years
Volatility                     19.07%      17.89%       19.07%    17.89%-17.91
Dividend yield                  5.07%    5.75%-5.91%    5.07%     5.75%-6.12%

Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the three and six months ended June 30, 2003 is as follows (dollars in thousands, except per unit amounts):

                                                      For the three    For the six
                                                      months ended     months ended
                                                      June 30, 2003    June 30, 200
                                                      -------------    ----------
Net income previously reported                      $       16,369   $    32,466

Adjustment for effect of adopting FAS 123                      (25)         (135)
Adjustment for effect of adopting FIN 46 Revised              (891)       (1,492)
                                                      -------------    ----------
Net income as reported                              $       15,453   $    30,839
                                                      =============    ==========

Per diluted unit previously reported                $         0.50   $      0.99

Adjustment for effect of adopting FAS 123                       --            --
Adjustment for effect of adopting FIN 46 Revised             (0.04)        (0.07)
                                                      -------------    ----------
Per diluted unit as reported                        $         0.46   $      0.92
                                                      =============    ==========

The accounting effect of adopting FIN 46 Revised and SFAS 123 on stockholders' equity at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

                                                      General Partner    Limited Partner
                                                          Common           Common
                                                          Equity           Equity           Total
                                                       -------------   ---------------  -------------
Statement of Partners' Capital:

Balance at January 1, 2003,
  as previously reported                             $      491,314  $         52,313  $     543,627

Adjustments for cumulative effect on prior years
  of retroactively applying SFAS 123                            910              (335)           575
Adjustments for cumulative effect on prior years
  of retroactively applying FIN 46 Revised                   (6,533)             (725)        (7,258)
                                                       -------------   ---------------  -------------
Balance at January 1, 2003, as adjusted              $      485,691  $         51,253  $     536,944
                                                       =============   ===============  =============

Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640,000, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 million. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

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

Key components of Essex's analysis are as follows:

Job Growth: The Company believes that quality job growth will lead to demand for multifamily and for-sale housing. Based on a variety of considerations, the Company estimates how the total demand for housing will be allocated between rental and for-sale housing.

Housing Supply: Limited housing supply, both rental and for-sale, is a very important factor in maintaining high occupancy levels, particularly in periods of recession or slow economic growth. The Company seeks to identify markets in which there is a low level of housing construction, measured as a percentage of existing housing stock.

Cost of for-sale housing: The Company prefers areas with relatively expensive for-sale housing, which is usually caused by an insufficient amount of single-family housing construction. The Company seeks to identify areas where the cost of rent is low relative to both median income levels and the cost of homeownership.

Demographic trends: The Company evaluates areas with long-term positive immigration and demographic trends, and areas that provide an attractive quality of life.

Based on its evaluation of multifamily housing supply and demand factors, the Operating Partnership forecasts the occupancy and rent trends for its targeted submarkets, and actively seeks to expand its multifamily portfolio in the submarkets with the greatest risk-adjusted return.

By region, the Operating Partnership's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Operating Partnership had ownership interests in this region representing 17% of its multifamily units. Following the IPO, the Operating Partnership, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Operating Partnership accordingly increased its ownership in such markets. As of June 30, 2004, we have ownership interests in this region representing 59% of our multifamily units. During the three months ended June 30, 2004, the region continued to perform well, with same store property revenues increasing by 3.4% versus the comparable period in 2003. Same store property revenues decreased slightly by 0.1% versus the immediately preceding quarter. The Operating Partnership expects this region to continue generating positive operating results in the near term.

Northern California Region: As of June 30, 2004, the Operating Partnership had ownership interests in this region representing 17% of its multifamily units. Several years of job losses have resulted in declining rents. In the three months ended June 30, 2004, same store property revenues decreased 5.3% versus the comparable period in 2003 and increased by 0.6% versus the immediately preceding quarter. The Operating Partnership expects market rents to remain flat in fiscal year 2004, which would result in same store property revenues to decline. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As a result, the Operating Partnership will begin to increase its investment focus in this region.

Pacific Northwest Region: As of June 30, 2004, the Operating Partnership had ownership interests in this region representing 22% of its multifamily units. This region also lost jobs in 2003, but at a lower rate compared to the Operating Partnership's Northern California region. In the three months ended June 30, 2004, same store property revenues increased by 0.5% versus the comparable period in 2003 and decreased by 0.5% versus the immediately preceding quarter. The Operating Partnership expects job growth in this region in fiscal year 2004. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As result, the Operating Partnership will begin to increase it investment focus in this region.

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

The Operating Partnership assesses each entity in which it has an investment or contractual relationship to determine if it may be deemed to be a VIE. If such an entity is a VIE, then the Operating Partnership analyzes the expected losses and expected residual returns to determine who is the primary beneficiary. If the Operating Partnership is the primary beneficiary, then the entity is consolidated. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental and must be applied to various types of entities and structures.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for 96% or more of its property revenues for each of the three and six months ended June 30, 2004 and 2003. The Operating Partnership's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas).

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of June 30, 2004 is $9,614,000.

Since its formation, Fund I has acquired ownership interests in 17 multifamily residential properties, representing 4,926 apartment units with an aggregate cost of approximately $640 million (including the estimated total cost of development and redevelopment projects), and disposed of two multifamily residential properties, consisting of 530 apartment units at a gross sales price of approximately $73.2 million resulting in a net realized gain of approximately $5.7 million. In addition, two development land parcels, where approximately 480 apartment units are planned for construction, have been purchased by Fund I with a total estimated cost for the projects of approximately $101.7 million. As of June 30, 2004, the remaining commitments to fund these development projects is approximately $17.1 million of which approximately $3.7 million is the Operating Partnership's commitment.  Fund I also owns a land parcel in Irvine, California.

On June 1, 2004, the Operating Partnership, acting in its capacity as general partner of Fund I, announced that it had retained Credit Suisse First Boston (CSFB) to evaluate strategic alternatives for Fund I, which could involve the sale of the Fund I portfolio. Subsequent to retaining CSFB, over 100 marketing packages were distributed to potential investors, which resulted in the execution of more than 50 confidentiality agreements. The Operating Partnership received preliminary first round bids on July 9, 2004, and is expecting final bids in the near future. Following the receipt of final bids, the Operating Partnership is expected to select a prospective purchaser and potentially enter into a purchase and sale agreement, at which time the prospective purchaser will commence due diligence activities. This could result in the sale of Fund I's real estate investments as early as December 2004. The Operating Partnership projects that its incentive or promoted interest related to the Fund I sale could exceed $18 million and would be recognized over a two- year period in conjunction with the sale of Fund I properties beginning as early as December 2004. There can be no assurance that the sale of Fund I will occur.

On July 1, 2004, the Operating Partnership announced the initial closing of the Essex Apartment Value Fund II, L.P. ("Fund II"). The total equity capital committed to Fund II at this time by Essex and other investors is $195 million. It is expected that upon the final closing, Fund II's equity commitments will be approximately $250 million.

As with Fund I, Essex is the general partner of Fund II and will also acquire a minimum 20 percent limited partner interest. Fund II expects to utilize leverage of approximately 65 percent of the estimated value of the underlying real estate portfolio which, assuming that the targeted $250 million equity commitment is achieved, will allow the Operating Partnership to invest approximately $700 million in its targeted West Coast markets. As with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund II exceeds certain financial return benchmarks.

The Operating Partnership has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes since 1994. The Operating Partnership provides some of its fee based asset management and disposition services as well as third-party property management and leasing services through Essex Management Corporation ("EMC"), in order to maintain compliance with REIT tax rules. EMC was retroactively consolidated by the Operating Partnership as of January 1, 2004 for all periods presented in accordance with the Operating Partnership's adoption of FIN 46 Revised.

The Operating Partnership (excluding Fund I's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 444 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $75.1 million. As of June 30, 2004, the remaining commitment to fund these projects is approximately $9.0 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (stabilized properties consolidated (excludes properties consolidated pursuant to FIN 46 Revised) by the Operating Partnership for each of the three months ended June 30, 2004 and 2003) was 95.7% and 95.2%, for the three months ended June 30, 2004 and 2003, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended June 30, 2004 and 2003 are as follows:

                                                    Three months ended
                                                         June 30,
                                                    ----------------------
                                                      2004        2003
                                                    ---------  -----------
Southern California                                     95.2%        95.2%
Northern California                                     96.9%        95.4%
Pacific Northwest                                       95.6%        95.2%

Total Revenues increased by $7,382,000 or 11.3% to $72,697,000 in the second quarter of 2004 from $65,315,000 in the second quarter of 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

                                                             Three Months Ended
                                                                  June 30,
                                                 Number of   --------------------   Dollar   Percentage
                                                Properties     2004       2003      Change     Change
                                                -----------  ---------  ---------  --------- -----------
Revenues:                                                    (Dollars in thousands)
  Property revenues - quarterly
    Quarterly Same Store Properties
      Southern California                               42  $  24,583  $  23,766  $     817         3.4%
      Northern California                               17     12,670     13,383       (713)       (5.3)
      Pacific Northwest                                 23     10,264     10,214         50         0.5
        Total property revenues                 -----------  ---------  ---------  --------- -----------
          Same Store Properties                         82     47,517     47,363        154         0.3
  Property revenues - properties
    acquired or consolidated subsequent to
    March 31, 2003 (1)                                         22,791     15,582      7,209        46.3
                                                             ---------  ---------  --------- -----------
      Total property revenues                                  70,308     62,945      7,363        11.7
Interest and other income                                       2,389      2,370         19         0.8
                                                             ---------  ---------  --------- -----------
      Total revenues                                        $  72,697  $  65,315  $   7,382        11.3%
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

As set forth in the above table, the $7,382,000 net increase in total revenues was primarily attributable to an increase of $7,209,000 primarily due to acquisition of seven multifamily properties and achieved stabilized operations in two redevelopment communities and two development communities (the "Quarterly Acquisition Properties") subsequent to March 31, 2003 and the increase in Quarterly Same Store Properties revenue of $154,000.

Interest and other income increased by $19,000 or 0.8% to $2,389,000 in the second quarter of 2004 from $2,370,000 in the second quarter of 2003. The increase primarily relates to an increase in equity income in co-investments and leasing income and fee income offset by the reduction in miscellaneous income.

Property revenues from the Quarterly Same Store Properties increased by $154,000 or 0.3% to $47,517,000 in the second quarter of 2004 from $47,363,000 in the second quarter of 2003. The relatively minor increase was primarily attributable to the results of the 42 Quarterly Same Store Properties located in Southern California offset by the 17 Quarterly Same Store Properties located in Northern California. The 42 Quarterly Same Store Properties located in Southern California increased by $817,000, or 3.4%, to $24,583,000 in the second quarter of 2004 from $23,766,000 in the second quarter of 2003. The $817,000 increase is primarily attributable to an increase in rental rates and a decrease in property concessions.  The property revenues of the Quarterly Same Store Properties in Northern California decreased by $713,000 or 5.3% to $12,670,000 in the second quarter of 2004 from $13,383,000 in the second quarter of 2003. The decrease in Northern California is primarily attributable to a decrease in rental rates.

Total Expenses increased by $11,844,000 or approximately 24.2% to $60,826,000 in the second quarter of 2004 from $48,982,000 in the second quarter of 2003. This increase was mainly due to an increase in property operating expenses of $8,441,000 or 25.3% to $41,786,000 in the second quarter of 2004 from $33,345,000 in the second quarter of 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $4,514,000, which was attributable to the Quarterly Acquisition Properties and a correction of depreciation expense, an increase of administrative costs of $2,093,000, and an increase of real estate taxes of $1,383,000, both primarily attributable to the Quarterly Acquisition Properties. All other property operating expenses increased $851,000. General and Administrative (G&A) expenses increased by $1,140,000 or 48.3% to $3,502,000 in the second quarter of 2004 from $2,362,000 in the second quarter of 2003. The increase in G&A was primarily attributable to increases in headcount and related compensation expenses. Interest expense increased by $2,168,000 or 16.8% to $15,081,000 in the second quarter of 2004 from $12,913,000 in the second quarter of 2003. The increase in interest expense was due to increases in the mortgage notes payable and line of credit balances, the majority of which relates to the Quarterly Acquisition Properties.

Discontinued operations decreased $587,000 to a loss of $632,000 in the second quarter of 2004 from income of $45,000 in the second quarter of 2003. The decrease in discontinued operations was mainly due to an impairment charge of $756,000.

Net income decreased by $5,095,000 or 33.0% to net income of $10,358,000 in the second quarter of 2004 from net income of $15,453,000 in the second quarter of 2003. The decrease in net income was mainly attributable to the factors noted above.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (stabilized properties consolidated (excludes properties consolidated pursuant to FIN 46 Revised) by the Operating Partnership for each of the six months ended June 30, 2004 and 2003) was 95.9% and 95.2%, for the six months ended June 30, 2004 and 2003, respectively.

The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the six months ended June 30, 2004 and 2003 are as follows:

                                                      Six Months Ended
                                                          June 30,
                                                    ----------------------
                                                      2004        2003
                                                    ---------  -----------
Southern California                                     95.7%        95.2%
Northern California                                     96.4%        95.6%
Pacific Northwest                                       95.7%        94.8%

Total Revenues increased by $11,728,000 or 9.0% to $142,347,000 in the six months ended June 30, 2004 from $130,619,000 in the six months ended June 30, 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

                                                               Six Months Ended
                                                                   June 30,
                                                 Number of   --------------------   Dollar   Percentage
                                                Properties     2004     2003 (1)    Change     Change
                                                -----------  ---------  ---------  --------- -----------
Revenues:                                                    (Dollars in thousands)
  Property revenues
  Same Store Properties
    Southern California                                 42  $  49,187  $  47,333  $   1,854         3.9%
    Northern California                                 17     25,263     27,108     (1,845)       (6.8)
    Pacific Northwest                                   23     20,575     20,535         40         0.2
        Total property revenues                 -----------  ---------  ---------  --------- -----------
          Same Store Properties                         82     95,025     94,976         49         0.1
  Property revenues - properties
    acquired or consolidated subsequent to
    December 31, 2002 (1)                                      41,614     31,007     10,607        34.2
                                                             ---------  ---------  --------- -----------
      Total property revenues                                 136,639    125,983     10,656         8.5
Interest and other income                                       5,708      4,636      1,072        23.1
                                                             ---------  ---------  --------- -----------
      Total revenues                                        $ 142,347  $ 130,619  $  11,728         9.0%
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

As set forth in the above table, the $11,728,000 net increase in total revenues was primarily due to an increase of $10,607,000 primarily attributable to multifamily properties acquired subsequent to December 31, 2002 and an increase in interest and other income of $1,072,000. Subsequent to December 31, 2002, the Operating Partnership acquired interests in seven multifamily properties and achieved stabilized operations in two redevelopment communities and two development communities (the "Acquisitions Properties").

Interest and other income increased by $1,072,000 or 23.1% to $5,708,000 in the six months ended June 30, 2004 from $4,636,000 in the six months ended June 30, 2003. The increase primarily relates to an increase in equity income in co- investments and leasing income and fee income offset by the reduction in miscellaneous income.

Property revenues from the Same Store Properties increased by $49,000 or 0.1% to $95,025,000 in the six months ended June 30, 2004 from $94,976,000 in the six months ended June 30, 2003. The minor increase was attributable to the 42 Same Store Properties located in Southern California offset by the 17 Same Store Properties located in the Northern California. The 42 multifamily residential properties located in Southern California increased by $1,854,000 or 3.9% to $49,187,000 in the six months ended June 30, 2004 from $47,333,000 in the six months ended June 30, 2003. The $1,854,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.7% in the six months ended June 30, 2004 from 95.2% in the six months ended June 30, 2003.  The property revenues of the Same Store Properties in Northern California decreased by $1,845,000 or 6.8% to $25,263,000 in the six months ended June 30, 2004 from $27,108,000 in the six months ended June 30, 2003. The decrease in Northern California is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 96.4% in the six months ended June 30, 2004 from 95.6% in the six months ended June 30, 2003.

Total Expenses increased by $20,292,000 or approximately 20.6% to $118,584,000 in the six months ended June 30, 2004 from $98,292,000 in the six months ended June 30, 2003. This increase was mainly due to an increase in property operating expenses of $15,116,000 or 22.6% to $82,031,000 in the six months ended June 30, 2004 from $66,915,000 in the six months ended June 30, 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $9,654,000, related to the Acquisition Properties, and corrections to depreciation expense, an increase of administrative costs of $2,315,000, and an increase of real estate taxes of $2,118,000, both primarily attributable to the Acquisition Properties. All other property operating expenses increased $1,029,000. General and Administrative (G&A) expenses increased by $1,758,000 or 37.6% to $6,432,000 in the six months ended June 30, 2004 from $4,674,000 in the six months ended June 30, 2003. The increase in G&A was primarily attributable to increases in headcount and related compensation expenses. Interest expense increased by $3,270,000 or 12.5% to $29,391,000 in the six months ended June 30, 2004 from $26,121,000 in the six months ended June 30, 2003. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances, the majority of which relates to the Acquisition Properties.

Discontinued operations decreased $1,010,000 to a loss of $505,000 in the six months ended June 30, 2004 from income of $505,000 in the six months ended June 30, 2003. The decrease in discontinued operations was mainly due to an impairment charge of $756,000.

Net income decreased by $9,230,000 or 29.9% to $21,609,000 in the six months ended June 30, 2004 from $30,839,000 in six months ended June 30, 2003. The decrease in net income was mainly attributable to the factors noted above.

Subsequent Events

On July 18, 2004, the Operating Partnership sold Golden Village Recreational Vehicle Park for approximately $6.66 million. Proceeds from the sale of this unencumbered property will be used to reduced debt and other general corporate purposes.

On August 3, 2004, the Operating Partnership sold The Essex at Lake Merritt, a 270-unit luxury high-rise apartment community located in Oakland, California for a contract price of approximately $88 million. The Operating Partnership developed the property at a cost of $73.3 million. In conjunction with the sale, an of affiliate of Essex has originated a participating loan in the amount of $5 million, which allows the Operating Partnership to participate in the potential profits related to the condominium conversion. In addition, the Operating Partnership will continue to receive property management fees on the rental income generated under current lease agreements. The Operating Partnership is evaluating the impact of two accounting pronouncements, FIN 46 Revised and FAS 66, pertaining to the recognition of the gain on the sale and its continuing interest in the property.

Liquidity and Capital Resources

On July 26, 2004, Standard and Poor's publicly announced its existing issuer credit ratings of BBB/Stable/-- for Essex Property Trust, Inc. and Essex Portfolio L.P., and issued a new rating of BBB- on its Senior Unsecured Debt for Essex Portfolio L.P.

At June 30, 2004, the Operating Partnership had $11,626,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short- term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, refinancing of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

Cash flow from operations increased by $6,577,000 to $59,448,000 in the six months ended June 30, 2004 from $52,871,000 in the six months ended June 30, 2003. The increase was primarily a result of the timing in the reduction of accounts payable, and the decrease in prepaid expenses accounts.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $390 to $400 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2004. These expenditures do not include the improvements required as a condition to funding mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2004 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing two multifamily residential projects, with an aggregate of 444 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $75,000,000. As of June 30, 2004, the remaining commitment to fund these development projects is approximately $9,000,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Although the Operating Partnership does not anticipate starting any new development projects in 2004, it will continue to evaluate, as appropriate and with due consideration given to current market conditions, potential development projects of multifamily properties.

Essex Apartment Value Fund, L.P. ("Fund I"), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. Currently, Fund I is considered fully invested based on its acquisitions to date and anticipated development and redevelopment expenditures. An affiliate of the Operating Partnership, Essex VFGP, L.P. ("VFGP"), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Fund I now expects to utilize leverage of approximately 61% of the estimated costs of the underlying real estate portfolio, including estimated completion costs of development projects. The Operating Partnership is committed to invest 21.4% of the aggregate capital committed to the Fund. In addition, Essex will be compensated by Fund I for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund I exceeds certain financial return benchmarks. The Operating Partnership's remaining unfunded capital commitment as of June 30, 2004 is $9,614,000.

On June 1, 2004, the Operating Partnership, acting in its capacity as general partner of Fund I, announced that it had retained Credit Suisse First Boston (CSFB) to evaluate strategic alternatives for Fund I, which could involve the sale of the Fund I portfolio. Subsequent to retaining CSFB, over 100 marketing packages were distributed to potential investors, which resulted in the execution of more than 50 confidentiality agreements. The Operating Partnership received preliminary first round bids on July 9, 2004, and is expecting final bids in the near future. Following the receipt of final bids, the Operating Partnership is expected to select a prospective purchaser and potentially enter into a purchase and sale agreement, at which time the prospective purchaser will commence due diligence activities. This could result in the sale of Fund I as early as December 2004. The Operating Partnership projects that its incentive or promoted interest related to the Fund I sale could exceed $18 million and would be recognized over a two-year period in conjunction with the sale of Fund I properties beginning as early as December 2004. There can be no assurance that the sale of Fund I will occur.

On July 1, 2004, the Operating Partnership announced the initial closing of the Essex Apartment Value Fund II, L.P. ("Fund II"). The total equity capital committed to Fund II at this time by Essex and other investors is $195 million. It is expected that upon the final closing, Fund II's equity commitments will be approximately $250 million.

As with Fund I, the Operating Partnership is the general partner of Fund II and will also acquire a minimum 20 percent limited partner interest. Fund II expects to utilize leverage of approximately 65 percent of the estimated value of the underlying real estate portfolio which, assuming that the targeted $250 million equity commitment is achieved, will allow the Operating Partnership to invest approximately $700 million in its targeted West Coast markets. As with Fund I, the Operating Partnership will be compensated for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund II exceeds certain financial return benchmarks.

The Operating Partnership has an outstanding unsecured line of credit for an aggregate amount of $185,000,000. At June 30, 2004, the Operating Partnership had $103,000,000 outstanding on this line of credit. At June 30, 2004, this line of credit bore an interest rate of approximately 2.4%. On April 30, 2004, the Operating Partnership renewed this $185 million unsecured line of credit facility for a three-year term, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Operating Partnership's corporate ratings and is currently LIBOR plus 1.0%. On December 18, 2003, the Operating Partnership obtained a 5- year, $90,000,000 credit facility from Freddie Mac, secured by four of Essex's multifamily communities. The aggregate maximum principal amount of the facility was $90,000,000, increasing to $100,000,000 on June 15, 2004 with the pledge of one additional Essex's multifamily communities. The Operating Partnership borrowed $96,600,000 under this facility, comprised of two tranches as follows: $64,600,000, locked for 30 days at a base rate of 1.586% (55 basis points over Freddie Mac's Reference Rate) and $32,000,000 locked for 90 days at a base rate of 1.834% (55 basis points over Freddie Mac's Reference Rate).

In addition to the Operating Partnership's unsecured lines of credit, the Operating Partnership had $1,054,167,000 of secured indebtedness at June 30, 2004. Such indebtedness consisted of $869,656,000 in fixed rate debt with interest rates varying from 4.14% to 8.29% and maturity dates ranging from 2006 to 2032. The indebtedness also includes $184,511,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended June 30, 2004 that average 2.60% and maturity dates ranging from 2020 to 2034. The tax-exempt variable rate demand bonds are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

As of June 30, 2004, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

On July 12, 2004, the Operating Partnership submitted a notice of redemption to the holders of its $55.0 million principal value of its 9.25% Series E Cumulative Redeemable Preferred Units. The notice specifies September 3, 2004 as the redemption date.

Certain of the Company's properties are located in areas that are subject to earthquake activity. Essex has certain limited earthquake coverage on its properties. In the second quarter of 2004, the Company increased its coverage on these properties from $40.0 million to $80.0 million. Essex's self-insurance retention and deductible on its insurance coverage remained at $15.0 million and 5% respectively.

Financing and Equity Issuances

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

On September 23, 2003, the Operating Partnership issued 1,000,000 shares of its Series F Cumulative Redeemable Preferred Stock ("Series F Preferred Stock") at a fixed price of $24.664 per share, a discount from the $25.00 per share liquidation value of the shares.  The shares did not begin to accrue a dividend until November 25, 2003, and, following that date, will pay quarterly distributions at an annualized rate of 7.8125% per year of the liquidation value and will be redeemable by the Operating Partnership on or after September 23, 2008.  The Operating Partnership amortized the original discount in connection with the issuance of these shares in the fourth quarter of 2003, resulting in a charge of approximately $336,000.  The shares were issued pursuant to the Company's existing shelf registration statement.  The Operating Partnership used the net proceeds from this sale of Series F Preferred Stock to redeem all of the 9.125% Series C Cumulative Redeemable Preferred Units (the "Series C Preferred Units") of the Operating Partnership.

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

In January 2004, the Operating Partnership restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units will continue until July 27, 2004 - the end of the current non-call period. Effective July 28, 2004, the distribution rate on the Series D Units is to be reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Operating Partnership's option was extended from February 6, 2003 to December 31, 2009.

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

There is one VIE in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of this entity as of June 30, 2004 were $14,038,000 and $14,427,000, respectively. The Operating Partnership is not exposed to a material loss from this entity.

At June 30, 2004 and December 31, 2003, the Operating Partnership did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Operating Partnership is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Operating Partnership had engaged in such relationships.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at June 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

                                     Less Than        2-3         4-5       Over 5
                                      1 Year         Years       Years       Years        Total
(In thousands)                      -----------    ---------   ---------   ---------   -----------
Mortgage notes payable             $    13,398    $  67,803   $ 277,950   $ 695,016   $ 1,054,167
Lines of credit                             --           --     103,000      96,600       199,600
Development commitments (1)              9,000           --          --          --         9,000
Redevelopment commitments(2)            12,820           --          --          --        12,820
Essex Apartment Value Fund, L.P.
   capital commitment                    9,614           --          --          --         9,614
                                    -----------    ---------   ---------   ---------   -----------
                                   $    44,832    $  67,803   $ 380,950   $ 791,616   $ 1,285,201
                                    ===========    =========   =========   =========   ===========

__________

(1) $8,972 of these commitments relate to actual contracts as of June 30, 2004.

(2) $4,734 of these commitments relate to actual contracts as of June 30, 2004.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Operating Partnership's anticipated development projects in 2004, the anticipated performance of the Essex Apartment Value Fund, L.P.("Fund I"), the anticipated sale of Fund I and estimate of the resulting incentive and promote interest, the anticipated initial closing and the equity commitment amount of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership's investment focus in such regions, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Operating Partnership's 2004 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that Fund I will fail to perform as anticipated, that the sale of Fund I will not occur or will generate proceeds that are less than anticipated, that the Operating Partnership's partners in this Fund or Fund II fail to fund capital commitments as contractually required, that there may be unexpected delays in the initial closing of Fund II, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Operating Partnership's shares. Prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the refinance or disposition of properties at acceptable prices.

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

These risks may reduce the funds available for distribution to the Operating Partnership's stockholders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

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

                                                                                                           Estimated
For the Years Ended           2004      2005      2006       2007      2008    Thereafter        Total     Fair value
                            --------  --------  ---------  --------  --------  -----------     ---------   ----------
Fixed rate debt
   (In thousands)
Amount                     $ 13,398  $ 43,734  $  24,069  $124,191  $153,759  $   510,505     $ 869,656   $  903,441
Average interest rate           6.7%      6.7%       6.7%      6.7%      6.7%         6.7%

Variable rate debt
   (In thousands)
Amount                     $     --  $     --  $      --  $103,000  $     --  $   281,111 (1) $ 384,111   $  384,111
Average interest                 --        --         --       2.4%       --          2.3%

The table incorporates only those exposures that exist as of June 30, 2004; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 6: Exhibits and Reports on Form 8-K

  Exhibits

  10.1 Essex Property Trust, Inc. 2004 Stock Incentive Plan.

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

Date: August 9, 2004

By: Essex Property Trust, Inc.
Its General Partner

By: /S/ Mark J. Mikl
Mark J. Mikl
First Vice President, Treasurer and Controller
(Authorized Officer and Principal Accounting Officer)