Form 10-Q
period 2004-09-30
ESSEX PORTFOLIO LP
filed 2004-11-09
CIK 1053059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒ No ☐

1

ESSEX PORTFOLIO, L.P.
FORM 10-Q

Part I -- Financial Information

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2003.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2004	2003 (1)

Assets
Real estate:
Rental properties:
Land and land improvements	$500,589	$469,347
Buildings and improvements	1,720,517	1,514,775

	2,221,106	1,984,122
Less accumulated depreciation	(317,299)	(265,763)

	1,903,807	1,718,359
Investments	88,357	79,567
Real estate under development	69,790	55,183

	2,061,954	1,853,109
Cash and cash equivalents-unrestricted	16,224	14,768
Cash and cash equivalents-restricted	19,863	11,175
Notes and other receivables from related parties	5,256	5,738
Notes and other receivables	10,076	6,021
Prepaid expenses and other assets	24,574	17,426
Deferred charges, net	11,178	8,574

	$2,149,125	$1,916,811

Liabilities and Partners' Capital
Mortgage notes payable	$1,094,209	$895,945
Lines of credit	169,235	93,100
Accounts payable and accrued liabilities	32,484	20,834
Dividends payable	22,596	22,379
Other liabilities	11,335	17,153
Deferred gain	5,000	-

Total liabilities	1,334,859	1,049,411
Minority interests	52,013	55,592
Redeemable convertible limited partnership units	4,750	-

Partners' capital:
General partner:
Common equity	554,047	556,987
Preferred equity (liquidation value of $25,000)	24,412	24,412

	578,459	581,399

Limited partners:
Common equity	52,354	50,294
Preferred equity (liquidation value of of $130,000)	126,690	180,115

	179,044	230,409

Total partners' capital	757,503	811,808

Commitments and contingencies
Total liabilities and partners' capital	$2,149,125	$1,916,811

(1)	The December 31, 2003 consolidated balance sheet included in the Operating Partnership’s Form 10-K filed on March 15, 2004 has been restated for the retroactive adoption of the provisions of FIN 46 Revised and SFAS 123 as discussed in Note 1.
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003 (1)	2004	2003 (1)
Revenues:
Rental	$69,823	$60,850	$201,960	$182,833
Other property	2,609	2,095	7,111	6,095
Total property revenues	72,432	62,945	209,071	188,928
Expenses:
Property operating expenses:
Maintenance and repairs	6,210	5,040	15,418	13,869
Real estate taxes	6,340	4,809	18,080	14,431
Utilities	3,188	3,440	9,703	9,431
Administrative	6,839	5,116	21,268	17,230
Advertising	1,444	1,115	3,250	3,115
Insurance	1,174	1,029	3,364	2,899
Depreciation and amortization	18,273	14,506	54,416	40,995
	43,468	35,055	125,499	101,970
Interest	16,394	12,949	45,785	39,070
Amortization of deferred financing costs	449	380	1,179	962
General and administrative	7,761	2,288	14,193	6,962
Total expenses	68,072	50,672	186,656	148,964

Gain on sale of real estate	7,909	-	7,909	-
Interest and other including from related parties (Note 4)	2,410	1,571	7,024	4,746
Equity income in co-investments	29,860	1,083	30,954	2,544
Minority interests	(878)	(603)	(2,527)	(2,596)
Income from continuing operations	43,661	14,324	65,775	44,658
Income (loss) from discontinued operations	61	(21)	(444)	484
Net income	43,722	14,303	65,331	45,142
Write off of Series E preferred unit offering costs	(1,575)	-	(1,575)	-
Preferred return to general partner - Series F	(488)	-	(1,464)	-
Distributions to preferred units - limited partners	(3,502)	(4,580)	(11,615)	(13,740)
Net income available to common units	$38,157	$9,723	$50,677	$31,402

Per common unit data:
Basic:
Income from continuing operations available to
common units	$1.51	$0.42	$2.03	$1.33
Income (loss) from discontinued operations	-	-	(0.02)	0.02
Net income available to common units	$1.51	$0.42	$2.01	$1.35
Weighted average number of common units
outstanding during the period	25,301,913	23,395,719	25,212,179	23,323,303

Diluted:
Income from continuing operations available to
common units	$1.49	$0.41	$2.01	$1.31
Income (loss) from discontinued operations	-	-	(0.02)	0.02
Net income available to common units	$1.49	$0.41	$1.99	$1.33
Weighted average number of common units
outstanding during the period	25,567,452	23,647,225	25,445,166	23,535,161

Distributions per Operating Partnership common unit	$0.79	$0.78	$2.37	$2.34

(1)	The consolidated statements of operations for the three and nine months ended September 30, 2003 included in the Operating Partnership’s Form 10-Q filed on November 14, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital
for the nine months ended September 30, 2004 and the
year ended December 31, 2003
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners
			Preferred			Preferred
	Common Equity		Equity	Common Equity		Equity
	Units	Amount	Amount	Units	Amount	Amount	Total
Balances at December 31, 2002 (1)	20,983	485,691	-	2,320	51,253	204,490	741,434

Issuance of common units under
stock-based compensation plans (1)	207	7,501	-	-	-	-	7,501
Issuance of general partner
common units	1,636	99,202	-	-	-	-	99,202
Contribution of general partner
preferred equity	-	-	24,076	-	-	-	24,076
Amortization of discount on general
partner preferred equity	-	(302)	336	-	(34)	-	-
Redemption of limited partner
common units	-	-	-	(15)	(769)	-	(769)
Redemption of Series C
preferred unit	-	-	-	-	-	(25,000)	(25,000)
Write off of Series C preferred unit
offering costs	-	(562)	-	-	(63)	625	-
Vested series Z incentive units	-	-	-	16	533	-	533
Reallocation of partners' capital	-	(2,203)	-	-	2,203	-	-
Net income (1)	-	34,798	195	-	4,126	17,996	57,115
Partners' distributions	-	(67,138)	(195)	-	(6,955)	(17,996)	(92,284)
Balances at December 31, 2003 (1)	22,826	556,987	24,412	2,321	50,294	180,115	811,808

Issuance of common units under
stock-based compensation plan	118	4,423	-	-	-	-	4,423
Issuance of limited partners'
common units	-	-	-	110	7,205	-	7,205
Redemption of limited partner
common units	-	-	-	(57)	(3,628)	-	(3,628)
Redemption of Series E
preferred unit	-	-	-	-	-	(55,000)	(55,000)
Write off of Series E preferred unit
offering costs	-	(1,422)	-	-	(153)	1,575	-
Vested series Z and Z-1 incentive units	-	-	-	34	302	-	302
Reallocation of partners' capital	-	1,262	-	-	(1,262)	-	-
Net income	-	47,138	1,464	-	5,114	11,615	65,331
Partners' distributions	-	(54,341)	(1,464)	-	(5,518)	(11,615)	(72,938)
Balances at September 30, 2004	22,944	$554,047	$24,412	2,408	$52,354	$126,690	$757,503

(1)	The partners’ capital balances as of and for the year ended December 31, 2003 and certain balances as of December 31, 2002 included in the Operating Partnership’s Form 10-K filed on March 15, 2004 have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2004	2003 (1)
Net cash provided by operating activities	$87,867	$73,748

Cash flows from investing activities:
Additions to real estate:
Acquisitions	(119,621)	-
Improvements to recent acquisitions	(9,843)	(6,336)
Redevelopment	(3,944)	(1,508)
Revenue generating capital expenditures	(124)	(144)
Other capital expenditures	(7,489)	(5,102)
Dispositions of real estate and investments	91,735	-
Increase/(decrease) in restricted cash	(8,688)	(807)
Additions to notes receivable from related parties and other receivables	(5,234)	(8,337)
Repayment of notes receivable from related parties and other receivables	1,373	8,093
Additions to real estate under development	(11,696)	(20,119)
Net distributions from (contributions to) limited partnerships	17,356	(24,293)
Net cash used in investing activities	(56,175)	(58,553)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	321,702	89,851
Repayment of mortgage notes payable and lines of credit	(215,051)	(66,618)
Additions to deferred charges	(4,032)	(160)
Net proceeds from stock options exercised	4,022	5,020
Distributions to limited partners and minority interest	(21,299)	(15,389)
Redemption of limited partnership units and minority interest	(5,624)	(542)
Distributions to general partner	(54,954)	(50,184)
Redemption of limited preferred partner Series E unit	(55,000)	-
Contribution of general partner preferred equity	-	24,664
Net cash used in financing activities	(30,236)	(13,358)

Net increase in cash and cash equivalents	1,456	1,837
Cash and cash equivalents at beginning of period	14,768	8,562
Cash and cash equivalents at end of period	$16,224	$10,399

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,896 and $3,108 capitalized
in 2004 and 2003, respectively	$44,352	$39,166

Assumption of mortgage loans payable in conjunction with the purchases of real estate	$167,635	$-

Issuance of general partner common units pursuant to phantom stock plan	$39	$369

Issuance of limited partnership units in connection with the purchase of real estate	$6,479	$5,768

Real estate under development transferred to rental property	$-	$72,711

Real estate investment transferred to rental property	$9,536	$-

(1)	The statement of cash flows for the nine months ended September 30, 2003 included in the Operating Partnership’s Form 10-Q filed on November 14, 2003 has been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.
See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004 and 2003
(Unaudited)

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

The Company is the sole general partner in the Operating Partnership, with a 90.6%, 90.8% and 90.1% general partnership interest as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively. See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of September 30, 2004, the Operating Partnership has ownership interests in 118 multifamily properties (containing 25,020 units), five office buildings (with approximately 173,540 square feet), four recreational vehicle parks (comprising 698 spaces) and two manufactured housing communities (containing 607 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas, Las Vegas, Nevada and Hemet, California).

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

Since its formation, Fund I has acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million. Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which has been planned for development into a 132-unit apartment community.

Prior to July 1, 2004, Fund I had disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

Sales of Fund I Properties

During the quarter, Fund I entered into a purchase and sales agreements with respect to all of its properties except the Kelvin land parcel.

On August 26, 2004, Fund I sold Palermo Apartments, 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million. Fund I recently completed the development of this property at an approximate cost of $44.9 million.

During the quarter, Fund I announced that it had entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and with respect to Coronado at Newport North and South, both Fund I’s and the Operating Partnership’s separate ownership interests, for a contract price of $756.0 million. In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances. On September 30, 2004, under the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. Subsequent to September 30, 2004, an additional seven of the rem aining nine properties were sold to UDR for a contract price of $322.0 million, of which $267.6 million is Fund I’s allocated portion of the contract price based on its ownership interest. The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

In connection with the Fund I dispositions which occurred during the third quarter of 2004, based on the Operating Partnership’s limited partnership interest in Fund I, the Operating Partnership recognized equity income in investments of $13.9 million representing the Operating Partnership’s share of the gain on the sale of real estate of $14.1 million and a $170,000 non-cash loss on the early extinguishment of debt related to the write-off of un-amortized loan fees on those property sales. The Operating Partnership’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. During the third quarter of 2004, the Company recognized $14.5 million of additional equity income associated with its promote interest. In October 2004, the Operating Partnership received promote distributions related to the third quarter sales of the Fund I properties in the amount of $14.5 million. The Operating Partnership has accrued $4.0 million of related employee incentive compensation expense related to Fund I, which is general and administrative expense.

Essex Apartment Value Fund II, L.P.

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Accounting Changes

(A)	Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effect ive dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. The Operating Partnership has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003 and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, and through September 30, 2004, the Operating Partnership has not entered into any arrangements that are deemed VIEs except with regards to the entity that purchased The Essex at Lake Merritt property as discussed in not e 2 (B) - Dispositions. We have concluded that the Operating Partnership’s participating loan to the entity does not indicate that the Operating Partnership is the primary beneficiary of this VIE.

Based on our analysis upon adoption of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46 Revised. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $188 million& nbsp;and $155 million, respectively, at September 30, 2004 and $196 million and $156 million, respectively, at December 31, 2003.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number o f units held. At September 30, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,417,076. As of September 30, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $151.7 million and $152.7 million as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004 the Operating Partnership is involved with two VIE’s in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of September 30, 2004 were approximately $117 million and $108 million, respectively. The maximum exposure to loss of the Operating Partnership relates to its participating loan of $5 million to one of these entities as of September 30, 2004.

(B)	Stock-Based Compensation

As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. Stock-based compensation expense under the fair value method was $169,000 and $245,000 for the three months ended September 30, 2004 and 2003 and $496,000 and $737,000 for the nine months ended September 30, 2004 and 2003, respectively. There were no stock options granted during the three mon ths ended September 30, 2004 and 2003. The fair value of stock options granted was $7.11 and $3.85 for the nine months ended September 30, 2004 and 2003, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Nine Months Ended
	September 30,
	2004	2003
Stock Price	$62.34	$51.01
Risk-free interest rates	3.94%	3.17%
Expected lives	5 years	6 years
Volatility	19.07%	17.91%
Dividend yield	5.07%	6.12%

(C)	Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the three and nine months ended September 30, 2003 is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
Net income previously reported	$14,832	$47,298

Adjustment for effect of adopting FAS 123	(253)	(388)
Adjustment for effect of adopting FIN 46 Revised	(276)	(1,768)

Net income as reported	$14,303	$45,142

Per common unit data:
Basic:
Per unit previously reported	$0.44	$1.44

Adjustment for effect of adopting FAS 123	(0.01)	(0.02)
Adjustment for effect of adopting FIN 46 Revised	(0.01)	(0.07)

Per basic unit as reported	$0.42	$1.35

Diluted:
Per unit previously reported	$0.43	$1.43

Adjustment for effect of adopting FAS 123	(0.01)	(0.02)
Adjustment for effect of adopting FIN 46 Revised	(0.01)	(0.08)

Per diluted unit as reported	$0.41	$1.33

The accounting effect of adopting FIN 46 Revised and SFAS 123 on partners’ capital at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

	General Partner	Limited Partner
	Common	Common
	Equity	Equity	Total

Statement of Partners' Capital:

Balance at January 1, 2003,
as previously reported	$491,314	$52,313	$543,627

Adjustments for cumulative effect on prior years
of retroactively applying SFAS 123	910	(335)	575
Adjustments for cumulative effect on prior years
of retroactively applying FIN 46 Revised	(6,533)	(725)	(7,258)

Balance at January 1, 2003, as adjusted	$485,691	$51,253	$536,944

(D) Depreciation

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

(E)	Discontinued Operations

In the normal course of business, the Operating Partnership will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. Essex classifies real estate as "held for sale" when all criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) have been met.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for all periods presented. The property specific real estate classified as held for sale was stated at the lower of its carrying amount or estimated fair value less disposal costs. Depreciation was no longer recorded on assets upon classification as held for sale. Upon reclassification as held for sale at June 30, 2004, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Operating Partnership sold Golden Village for $6.7 million. No gain or loss was recognized on the sale. The following is the breakdown of the property's results of operations (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Rental revenues	$--	$382	$--	$1,755
Property operating expenses	(6)	(403)	(68)	(1,271)
Impairment charge	--	--	(756)	--
Interest and other income	67	--	380	--

Income (loss) from discontinued
operations, net of minority interests	$61	$(21)	$(444)	$484

For the nine months ended September 30, 2004, the results reflect an impairment charge of approximately $756,000. Golden Village was one of seven non-core recreational vehicle/manufactured housing communities that were acquired in the 2002 John M. Sachs merger. In the fourth quarter of 2003, the Operating Partnership entered into master lease and option agreements with unrelated entities on these seven non-core assets, for an aggregated option value in excess of the aggregate carrying value of these non-core assets. However, Golden Village's carrying value was more than the option value.
(F) Reclassifications

Interest and other income has been reclassified, for all periods presented, as a non-operating income item from the prior period’s presentation as a component of revenue.

(2)	Significant Transactions for the Quarter Ended September 30, 2004

(A)	Acquisitions

On August 6, 2004, the Operating Partnership acquired Vista Belvedere, a 76-unit apartment community located in the Marin County town of Tiburon, California. Essex acquired the multifamily community in a UPREIT structured transaction for an agreed upon value of approximately $17.1 million. The Operating Partnership issued 73,088 operating partnership units to the prior owner. These operating partnership units are convertible into Company stock and redeemable upon the election of the holder at the then market price of the Company’s common stock. Since redemption is outside the control of the Operating Partnership, these operating partnership units have been classified as temporary equity in the accompanying consolidated balance sheet as of S eptember 30, 2004. In conjunction with this transaction, the Operating Partnership originated a new loan totaling $11.8 million with a 5.375% fixed interest rate that matures in August 2013 with an option to extend the maturity for one year thereafter at a floating rate of 2.5% over Freddie Mac’s Reference Bill.

On September 29, 2004, the Operating Partnership acquired its partner’s interest in Park Hill, a 245-unit apartment community located in Issaquah, Washington for approximately $1.3 million. In conjunction with the transaction, the Operating Partnership assumed approximately a $21.2 million loan with an interest rate of 6.9%, which matures in July 2009. The Operating Partnership now consolidates this property that was previously accounted for under the equity method of accounting.

The Operating Partnership has prepared preliminary purchase price allocations for these acquisitions, which will be finalized in the fourth quarter of 2004. As a result, associated estimates of the fair value of various tangible and intangible assets and related depreciation and amortization may be adjusted up in that quarter.

(B)	Dispositions

On August 3, 2004, the Operating Partnership sold The Essex at Lake Merritt, a 270-unit multifamily community located in Oakland, California for an approximate contract price of $88.0 million. In conjunction with this transaction, a taxable REIT subsidiary of the Operating Partnership originated a participating loan to the buyer in the amount of $5.0 million, which allows the Operating Partnership to participate in approximately one-third of the potential profits related to the condominium conversion of the property. The Operating Partnership’s gain on the sale of The Essex at Lake Merritt is approximately $12.9 million, of which $5.0 million of this gain is being deferred under provisions of FAS 66. The deferred gain will be recognized as a realized gain on sale as payments on the participating loan are received. T he Operating Partnership continues to provide property management services for the portion of the property not yet converted to condos.

Additionally, recognition of the Company’s share of the profits, if any, associated with the condo conversions has been deferred until realized.

(C) Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2004, the Operating Partnership had ownership interests in two development communities (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 444 multifamily units with an estimated total cost of $75.2 million with $5.4 million remaining to be expended.

(D)	Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2004, the Operating Partnership had ownership interests in five redevelopment communities (including redevelopment projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 2,066 multifamily units with estimated redevelopment costs of $29.0 million, of which approximately $22.9 million remains to be expended.

(E) Equity

On August 6, 2004, the Operating Partnership declared a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions were payable on September 1, 2004 to shareholders of record as of August 17, 2004.

On September 17, 2004, the Operating Partnership declared a regular quarterly cash distribution of $0.79 per common unit, which was payable on October 15, 2004 to unitholders of record as of September 30, 2004. On an annualized basis, the dividend represents a distribution of $3.16 per common unit.

On September 3, 2004, the Operating Partnership redeemed all of its outstanding, $55 million, 9.25% Series E Cumulative Redeemable Preferred Units. In connection with this redemption the Operating Partnership incurred a non-cash charge of $1.6 million related to the write-off of the issuance costs, which was charged to partners’ capital and is included in the calculation of net income available to common units in the accompanying statement of operations.

(F)	The Essex Apartment Value Fund ("Fund I")

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

Since its formation, Fund I has acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million. Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which has been planned for development into a 132-unit apartment community.

Prior to July 1, 2004, Fund I had disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

Dispositions

During the quarter, Fund I entered into a purchase and sales agreements with respect to all of its properties except the Kelvin land parcel.

On August 26, 2004, Fund I sold Palermo Apartments, 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million. Fund I recently completed the development of this property at an approximate cost of $44.9 million.

During the quarter, Fund I announced that it had entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and with respect to Coronado at Newport North and South, both Fund I’s and the Operating Partnership’s separate ownership interests, for a contract price of $756.0 million. In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances. On September 30, 2004, under the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. Subsequent to September 30, 2004, an additional seven of the rem aining nine properties were sold to UDR for a contract price of $322.0 million, of which $267.6 million is Fund I’s allocated portion of the contract price based on its ownership interest. The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

In connection with the Fund I dispositions which occurred during the third quarter of 2004, based on the Operating Partnership’s limited partnership interest in Fund I, the Operating Partnership recognized equity income in investments of $13.9 million representing the Operating Partnership’s share of the gain on the sale of real estate of $14.1 million and a $170,000 non-cash loss on the early extinguishment of debt related to the write-off of un-amortized loan fees on those property sales. The Operating Partnership’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. During the third quarter of 2004, the Company recognized $14.5 million of additional equity income associated with its promote interest. In October 2004, the Operating Partnership received promote distributions related to the third quarter sales of the Fund I properties in the amount of $14.5 million. The Operating Partnership has accrued $4.0 million of related employee incentive compensation expense related to Fund I, which is general and administrative expense.

Development Communities

As of September 30, 2004 Fund I has two development communities currently under construction, totaling 382 multifamily units for an estimated total cost of $63.9 million. For the communities under construction, approximately $7.8 million remains to be expended.

Redevelopment Communities

During the third quarter, Fund I continued redevelopment on Coronado at Newport - South, a 715-unit apartment community located in Newport Beach, California. The estimated total cost of this redevelopment project is $13.3 million of which $11.3 million remains to be spent.

(G) The Essex Apartment Value Fund II (“Fund II”)

On September 27, 2004 the Operating Partnership announced the final closing of the Essex Apartment Value Fund II. Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle for new investment until October 31, 2006 or when the Fund II’s committed capital has been invest or committed for investments, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive incentive payments if Fund II exceeds certain financial return benchmarks.

(3)	Investments

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach. Amounts have been restated for all prior periods presented. (See Note 1). Certain investments that were previously accounted for using the equity method are now consolidated.

The following table details the Operating Partnership's investments accounted for under the equity method of accounting (dollars in thousands):

	September 30,	December 31,
	2004	2003

Investments in joint ventures:

Direct and indirect LLC member interests of approximately 49.9%
in Newport Beach North, LLC and Newport Beach South, LLC	$16,656	$13,020

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P	64,895	51,110

Limited partnership interest of 20% in AEW joint venture (1)	--	4,406

Class A member interest of 45% in Park Hill LLC (2)	--	5,731

Preferred limited partnership interests in Mountain Vista
Apartments	6,806	5,276

Other investments	--	24
Total investments	$88,357	$79,567

(1)	The Operating Partnership acquired the other partner’s 80% interest in this joint venture during the quarter ended June 30, 2004 and now consolidates this investment.
(2)	The Operating Partnership acquired the other partner’s 55% interest in this joint venture during the quarter ended September 30, 2004 (see Note 2 (A)) and now consolidates this investment.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands):

	September 30,	December 31,
	2004	2003
Balance sheets:
Real estate and real estate under development	$407,721	$667,538
Other assets	128,091	11,277

Total assets	$535,812	$678,815

Mortgage notes payable	$243,609	$442,419
Other liabilities	29,333	13,943
Partners' equity	262,870	222,453

Total liabilities and partners' equity	$535,812	$678,815

Operating Partnership's share of equity	$88,357	$79,567

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Statements of operations:
Total property revenues	$15,502	$16,873	$48,856	$44,456
Total gain on sale of real estate	91,089	-	91,089	-
Total expenses	13,203	16,398	46,119	42,186

Total net income	$93,388	$475	$93,826	$2,270

Operating Partnership's share of net income	$29,860	$1,083	$30,954	$2,544

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

Other income includes management fee from the Operating Partnership's investees of $616,000 and $816,000 for the three months ended September 30, 2004 and 2003 and $2,084,000 and $2,284,000 for the nine months ended September 30, 2004 and 2003, respectively.

During the quarter ended September 30, 2004, the Operating Partnership paid a brokerage commission totaling $350,000 to an affiliate of the Marcus and Millichap Company on the acquisition of real estate, which has been capitalized as a cost of acquisition.

Notes and other receivables from related parties as of September 30, 2004 and December 31, 2003 consist of the following (dollars in thousands):

	September 30,	December 31,
	2004	2003

Note receivable to Highridge Apartments (Down REIT) from
The Marcus & Millichap Company, secured, bearing interest at 12.75%,
due October 1, 2004	$3,000	$3,000

Receivable from Newport Beach North, LLC and Newport Beach South, LLC,
unsecured, non interest bearing, due on demand	--	200

Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%,
due beginning April 2006	625	633

Other related party receivables, substantially due on demand	1,631	1,905
Total notes and other receivable from related parties	$5,256	$5,738

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

	Three Months Ended
	September 30,
	2004	2003 (1)
Revenues:
Southern California	$42,980	$33,964
Northern California	15,802	15,634
Pacific Northwest	12,311	10,791
Other non-segment areas	1,339	2,556
Total property revenues	$72,432	$62,945

Net operating income:
Southern California	$28,663	$23,384
Northern California	10,362	10,576
Pacific Northwest	7,812	7,288
Other non-segment areas	400	1,148
Total net operating income	47,237	42,396
Depreciation and amortization:
Southern California	(9,687)	(6,823)
Northern California	(3,712)	(3,655)
Pacific Northwest	(3,193)	(2,852)
Other non-segment areas	(1,681)	(1,176)
	(18,273)	(14,506)
Interest expense:
Southern California	(6,746)	(5,459)
Northern California	(3,749)	(3,102)
Pacific Northwest	(1,572)	(1,106)
Other non-segment areas	(4,327)	(3,282)
	(16,394)	(12,949)
Amortization of deferred financing costs	(449)	(380)
General and administrative	(7,761)	(2,288)
Gain on sale of real estate	7,909	-
Interest and other income	2,410	1,571
Equity income in co-investments	29,860	1,083
Minority interests	(878)	(603)

Income from continuing operations	$43,661	$14,324

	Nine Months Ended
	September 30,
	2004	2003 (1)
Revenues:
Southern California	$120,714	$100,363
Northern California	47,782	47,928
Pacific Northwest	36,696	32,990
Other non-segment areas	3,879	7,647
Total property revenues	$209,071	$188,928

Net operating income:
Southern California	$80,949	$69,628
Northern California	32,067	33,180
Pacific Northwest	23,492	21,671
Other non-segment areas	1,480	3,474
Total net operating income	137,988	127,953
Depreciation and amortization:
Southern California	(29,350)	(19,754)
Northern California	(12,695)	(10,157)
Pacific Northwest	(7,560)	(8,710)
Other non-segment areas	(4,811)	(2,374)
	(54,416)	(40,995)
Interest expense:
Southern California	(19,411)	(16,394)
Northern California	(10,143)	(9,282)
Pacific Northwest	(4,842)	(3,367)
Other non-segment areas	(11,389)	(10,027)
	(45,785)	(39,070)
Amortization of deferred financing costs	(1,179)	(962)
General and administrative	(14,193)	(6,962)
Gain on sale of real estate	7,909	-
Interest and other income	7,024	4,746
Equity income in co-investments	30,954	2,544
Minority interests	(2,527)	(2,596)

Income from continuing operations	$65,775	$44,658

	September 30,	December 31,
	2004	2003 (1)
Assets:
Net real estate assets:
Southern California	$1,090,995	$886,980
Northern California	400,061	435,041
Pacific Northwest	338,695	312,628
Other non-segment areas	74,056	83,710
Total net real estate assets	1,903,807	1,718,359
Other non-segment assets	245,318	198,452
Total assets	$2,149,125	$1,916,811

(1)    Amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS 123 as discussed in Note 1.

(6)	Net Income Per Common Unit

(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income (1)	Units	Amount
Basic:
Income from continuing operations available
to common unitholders	$38,096	25,302	$1.51	$9,744	23,396	$0.42
Income (loss) from discontinued operations	61	25,302	--	(21)	23,396	--
	38,157		$1.51	9,723		$0.42

Effect of Dilutive Securities:
Stock options	--	176		--	196
Vested series Z incentive units	--	90		--	56
	-	266		-	252

Diluted:
Income from continuing operations available
to common unitholders	38,096	25,568	$1.49	9,744	23,648	$0.41
Income (loss) from discontinued operations	61	25,568	0.00	(21)	23,648	--
	$38,157		$1.49	$9,723		$0.41

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income (1)	Units	Amount
Basic:
Income from continuing operations available
to common unitholders	$51,121	25,212	$2.03	$30,918	23,323	$1.33
Income (loss) from discontinued operations	(444)	25,212	(0.02)	484	23,323	0.02
	50,677		$2.01	31,402		$1.35

Effect of Dilutive Securities:
Stock options	--	155		--	156
Vested series Z incentive units	--	78		--	56
	-	233		-	212

Diluted:
Income from continuing operations available
to common unitholders	51,121	25,445	$2.01	30,918	23,535	$1.31
Income (loss) from discontinued operations	(444)	25,445	(0.02)	484	23,535	0.02
	$50,677		$1.99	$31,402		$1.33

(1)  Three and nine months ended September 30, 2003 amounts have been restated for the retroactive adoption of FIN 46 Revised and SFAS
123 as discussed in Note 1.

(7)	Subsequent Events

Subsequent to September 30, 2004, the Operating Partnership utilized a portion of the proceeds from the sale of its separate 49.9% ownership interest in Coronado North, a 732-unit apartment community located in Newport Beach, California, to acquire Fairwood Pond Apartments, a 194-unit apartment community located in Renton, Washington for a contract price of approximately $21.1 million and The Esplanade Apartments, a 278-unit apartment community located in San Jose, California, for a contract price of approximately $60.5 million. There was no debt issued in conjunction with these transactions.

Subsequent to September 30, 2004, Fund I sold seven additional properties as discussed on note 2(f).

Subsequent to September 30, 2004, Fund II acquired three apartment communities, aggregating 907 apartment homes for a contract price of $130.0 million. The properties are Harbor Cove, a 400-unit apartment community located in Foster City, California, Carlmont Woods, 195-unit apartment community located in Belmont, California and Parcwood Apartments, a 312-unit apartment community located in Corona, California. In conjunction with this transaction, Fund II originated new loans totaling approximately $76.6 million with a 4.89% fixed interest rate that matures in November 2013 with an option to extend the maturity for one year thereafter at a floating rate of 2.4% over 30-day LIBOR.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2003.

The Company is the sole general partner of the Operating Partnership and, as of September 30, 2004, December 31, 2003 and September 30, 2003, held a 90.6%, 90.8% and 90.1% general partnership interest in the Operating Partnership, respectively. Effective January 1, 2004, the Operating Partnership consolidated the entities discussed below pursuant to its adoption of FIN 46 Revised.

Accounting Changes

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 established new measurement techniques to evaluate whether entities should be consolidated in accordance with Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46 defined variable interest entities (VIEs), in which equity investors lack an essential characteristic of a controlling financial interest or do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (FIN 46 Revised) resulting in multiple effecti ve dates based on the nature and the timing of formation of the VIE. FIN 46 Revised must be applied no later than the Operating Partnership's first quarter of 2004. Special Purpose Entities (SPEs) created prior to February 1, 2003 may be accounted for under FIN 46 or FIN 46 Revised but no later than the Operating Partnership's quarter ended December 31, 2003. The Operating Partnership has not formed nor is it a party to any SPEs. FIN 46 Revised may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

As of January 1, 2004, the Operating Partnership adopted the provisions of FIN 46 Revised using the retroactive restatement approach, and amounts have been restated for all prior periods presented to reflect the adoption of FIN 46 Revised. The Operating Partnership applied FIN 46 Revised to all of the Operating Partnership's arrangements which were entered into prior to January 31, 2003, and evaluated whether such arrangements represent involvement with a VIE and whether the Operating Partnership qualifies as the primary beneficiary and should therefore consolidate the VIE. Subsequent to January 31, 2003, and through September 30, 2004, the Operating Partnership has not entered into any arrangements that are deemed VIEs, except with regards to the entity that purchased The Essex at Lake Merritt property as discussed in no te 2 (B) - Dispositions. We have concluded that the Operating Partnership’s participating loan to the entity does not qualify as the primary beneficiary of this VIE.

Based on our analysis upon adoption of FIN 46 Revised, the Operating Partnership consolidated Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46 Revised. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $188 million&n bsp;and $155 million, respectively, at September 30, 2004 and $196 million and $156 million, respectively at December 31,2003.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby Essex Management Corporation (EMC) became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At September 30, 2004, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,417,076. As of September 30, 2004 and December 31, 2003, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46 Revised were encumbered by third party, non-recourse loans totaling $151.7 million and $152.7 million as of September 30, 2004 and December 31, 2003, respectively.

As of September 30, 2004, the Operating Partnership is involved with two VIE’s in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of September 30, 2004 were approximately $117 million and $108 million, respectively. The maximum exposure to loss of the Operating Partnership relates to its participating loan of $5 million to one of these entities as of September 30, 2004.

Stock-Based Compensation

As of January 1, 2004, the Operating Partnership adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. Stock-based compensation expense under the fair value method was $169,000 and $245,000 for the three months ended September 30, 2004 and 2003 and $496,000 and $737,000 for the nine months ended September 30, 2004 and 2003, respectively. There were no stock options granted during the three months ended September 30, 2004 and 2003. The fair value of stock options granted was $7.11 and $3.85 for the nine months ended September 30, 2004 and 2003, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Nine Months Ended
	September 30,
	2004	2003
Stock Price	$62.34	$51.01
Risk-free interest rates	3.94%	3.17%
Expected lives	5 years	6 years
Volatility	19.07%	17.91%
Dividend yield	5.07%	6.12%

Reconciliation to previously reported amounts

The accounting effect of adopting FIN 46 Revised and SFAS 123 on net income previously reported for the three and nine months ended September 30, 2003 is as follows (dollars in thousands, except per unit amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2003
Net income previously reported	$14,832	$47,298

Adjustment for effect of adopting FAS 123	(253)	(388)
Adjustment for effect of adopting FIN 46 Revised	(276)	(1,768)

Net income as reported	$14,303	$45,142

Per common unit data:
Basic:
Per unit previously reported	$0.44	$1.44

Adjustment for effect of adopting FAS 123	(0.01)	(0.02)
Adjustment for effect of adopting FIN 46 Revised	(0.01)	(0.07)

Per basic unit as reported	$0.42	$1.35

Diluted:
Per unit previously reported	$0.43	$1.43

Adjustment for effect of adopting FAS 123	(0.01)	(0.02)
Adjustment for effect of adopting FIN 46 Revised	(0.01)	(0.08)

Per diluted unit as reported	$0.41	$1.33

The accounting effect of adopting FIN 46 Revised and SFAS 123 on partners’ capital equity at January 1, 2003 for previously reported amounts is as follows (dollars in thousands):

	General Partner	Limited Partner
	Common	Common
	Equity	Equity	Total

Statement of Partners' Capital:

Balance at January 1, 2003,
as previously reported	$491,314	$52,313	$543,627

Adjustments for cumulative effect on prior years
of retroactively applying SFAS 123	910	(335)	575
Adjustments for cumulative effect on prior years
of retroactively applying FIN 46 Revised	(6,533)	(725)	(7,258)

Balance at January 1, 2003, as adjusted	$485,691	$51,253	$536,944

Depreciation

Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership has determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. Had the correction been made in 2003, depreciation expense would have increased by approximately $640,000, $1.3 million, and $1.0 million in the first, second and third quarters of 2003, respectively. In the fourth quarter 2003, depreciation expense would have decreased by approximately $1.4 millio n. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

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

      Demographic trends: The Operating Partnership evaluates areas with long-term positive immigration and demographic trends, and areas that provide an attractive quality of life.

Based on its evaluation of multifamily housing supply and demand factors, the Operating Partnership forecasts the occupancy and rent trends for its targeted submarkets, and actively seeks to expand its multifamily portfolio in the submarkets with the greatest risk-adjusted return.

By region, the Operating Partnership's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Operating Partnership had ownership interests in this region representing 17% of its multifamily units. Following the IPO, the Operating Partnership, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Operating Partnership accordingly increased its ownership in such markets. As of September 30, 2004, we have ownership interests in this region representing 58% of our multifamily units. During the three months ended September 30, 2004, the region continued to perform well, with same store property revenues increasing by 4.2% versus the comparable period in 2003. Same store property revenues increased by 2.6% versus the immedia tely preceding quarter. The Operating Partnership expects this region to continue generating positive operating results in the near term.

Northern California Region: As of September 30, 2004, the Operating Partnership had ownership interests in this region representing 18% of its multifamily units. Several years of job losses have resulted in declining rents. In the three months ended September 30, 2004, same store property revenues increased slightly by 0.2% versus the comparable period in 2003 and increased by 0.3% versus the immediately preceding quarter. The Operating Partnership expects market rents to remain flat in fiscal year 2004, which would result in same store property revenues to decline. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As a result, the Operating Partnership will begin to increase its investment focus in this region.

Pacific Northwest Region: As of September 30, 2004, the Operating Partnership had ownership interests in this region representing 20% of its multifamily units. This region also lost jobs in 2003, but at a lower rate compared to the Operating Partnership's Northern California region. In the three months ended September 30, 2004, same store property revenues increased by 3.4% versus the comparable period in 2003 and increased by 1.1% versus the immediately preceding quarter. The Operating Partnership expects job growth in this region in fiscal year 2004. The Operating Partnership expects positive multifamily fundamentals in this region after 2004. As result, the Operating Partnership will begin to increase its investment focus in this region.

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

The Operating Partnership assesses each entity in which it has an investment or contractual relationship to determine if it may be deemed to be a VIE. If such an entity is a VIE, then the Operating Partnership analyzes the expected losses and expected residual returns to determine who is the primary beneficiary. If the Operating Partnership is the primary beneficiary, then the entity is consolidated. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental, and the analysis must be applied to various types of entities and legal structures.

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for 96% or more of its property revenues for each of the three and nine months ended September 30, 2004 and 2003. The Operating Partnership's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (The Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Hemet, California, Las Vegas, Nevada, and Houston, Texas).

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

Since its formation, Fund I has acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million. Fund I also owns the Kelvin Ave. land parcel in Irvine, California, which has been planned for development into a 132-unit apartment community.

Prior to July 1, 2004, Fund I had disposed of two multifamily residential properties, consisting of 530 apartments units for a aggregate contract sales price of approximately $73.2 million.

During the quarter, Fund I entered into a purchase and sales agreements with respect to all of its properties except the Kelvin land parcel.

On August 26, 2004, Fund I sold Palermo Apartments, 230-unit multifamily community located in San Diego, California for a net sales price of $58.2 million. Fund I recently completed the development of this property at an approximate cost of $44.9 million.

During the quarter, Fund I announced that it had entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and with respect to Coronado at Newport North and South, both Fund I’s and the Operating Partnership’s separate ownership interests, for a contract price of $756.0 million. In connection with the transaction, UDR remitted a $10 million earnest money deposit directly to Fund I, which is refundable only in limited circumstances. On September 30, 2004, under the UDR purchase and sale agreement, Fund I sold seven of the multifamily communities, aggregating 1,777 apartment units at a contract price of approximately $264.0 million. Subsequent to September 30, 2004, an additional seven of the rema ining nine properties were sold to UDR for a contract price of $322.0 million, of which $267.6 million is Fund I’s allocated portion of the contract price based on its ownership interest. The remaining two multifamily properties under the UDR agreement that are anticipated to close in 2005 are Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California currently undergoing redevelopment and River Terrace, a newly developed 250-unit apartment community in Santa Clara which is currently in lease up.

In connection with the Fund I dispositions which occurred during the third quarter of 2004, based on the Operating Partnership’s limited partnership interest in Fund I, the Operating Partnership recognized equity income in investments of $13.9 million representing the Operating Partnership’s share of the gain on the sale of real estate of $14.1 million and a $170,000 non-cash loss on the early extinguishment of debt related to the write-off of un-amortized loan fees on those property sales. The Operating Partnership’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. During the third quarter of 2004, the Company recognized $14.5 million of additional equity income associated with its promote interest. In October 2004, the Operating Partnership received promote distributions related to the third quarter sales of the Fund I properties in the amount of $14.5 million. The Operating Partnership has accrued $4.0 million of related employee incentive compensation expense related to Fund I, which is general and administrative expense.

Based on Fund I’s sales of property subsequent to September 30, 2004 and the expected 2005 contracted sales values, the Operating Partnership’s estimate of additional promote distribution of $3.5 million will be recognized in the fourth quarter of 2004 and $4.2 million in 2005. The Operating Partnership’s pro-rata gain from sales are expected to be approximately $28.0 million in the fourth quarter of 2004 and approximately $14.0 million in 2005. A related non-cash loss for the write-off of unamortized loan fees is anticipated to be approximately $350,000 in the fourth quarter of 2004 and approximately $125,000 in 2005. These anticipated results exclude any potential sale of the Kelvin land parcel.

On September 27, 2004 the Operating Partnership announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

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

The Operating Partnership (excluding Fund I's development communities) has ownership interests in and is developing two multifamily residential communities, with an aggregate of 444 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $75.1 million. As of September 30, 2004, the remaining commitment to fund these projects is approximately $5.4 million.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Average financial occupancy rates of the Operating Partnership's multifamily Quarterly Same Store Properties (stabilized properties consolidated (excludes properties consolidated pursuant to FIN 46 Revised) by the Operating Partnership for each of the three months ended September 30, 2004 and 2003) was 96.2% and 96.0%, for the three months ended September 30, 2004 and 2003, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units v alued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended September 30, 2004 and 2003 are as follows:

	Three months ended
	September 30,
	2004	2003
Southern California	96.4%	96.7%
Northern California	96.3%	95.8%
Pacific Northwest	95.6%	94.8%

Total Property Revenues increased by $9,487,000 or 15.1% to $72,432,000 in the third quarter of 2004 from $62,945,000 in the third quarter of 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2004	2003	Change	Change
Revenues:		(Dollars in thousands)
Property revenues - quarterly
Quarterly Same Store Properties
Southern California	42	$25,221	$24,209	$1,012	4.2%
Northern California	17	12,704	12,682	22	0.2
Pacific Northwest	23	10,377	10,032	345	3.4
Total property revenues
Same Store Properties	82	48,302	46,923	1,379	2.9
Property revenues - properties
acquired or consolidated subsequent to
June 30, 2003 (1)		24,130	16,022	8,108	50.6
Total property revenues		$72,432	$62,945	$9,487	15.1%

(1)	Also includes five office buildings (one consolidated in accordance with FIN 46R), five recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated as of January 1, 2004 in accordance with FIN 46 Revised.

As set forth in the above table, the $9,487,000 net increase in total property revenues was primarily attributable to an increase of $8,108,000 primarily due to acquisition of nine multifamily properties and achieved stabilized operations in one development community, two communities in redevelopment and the sale of one community (the "Quarterly Acquisition Properties") subsequent to June 30, 2003 and the increase in Quarterly Same Store Properties revenue of $1,379,000.

Property revenues from the Quarterly Same Store Properties increased by $1,379,000 or 2.9% to $48,302,000 in the third quarter of 2004 from $46,923,000 in the third quarter of 2003. The increase was primarily attributable to the results of the 42 Quarterly Same Store Properties located in Southern California and the 23 Quarterly Same Store Properties located in the Pacific Northwest. The 42 Quarterly Same Store Properties located in Southern California increased by $1,012,000, or 4.2%, to $25,221,000 in the third quarter of 2004 from $24,209,000 in the third quarter of 2003. The $1,012,000 increase is primarily attributable to an increase in rental rates and a decrease in property concessions. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest increased by $345,000 or 3.4% to $10,377,000 in the third quarter of 2004 from $10,032,000 in the third quarter of 2003. The $345,000 increase is primarily attributable to an increase in occupancy and rental rates and a decrease in property concessions.

Total Expenses increased by $17,400,000 or approximately 34.3% to $68,072,000 in the third quarter of 2004 from $50,672,000 in the third quarter of 2003. This increase was mainly due to an increase in property operating expenses of $8,431,000 or 24.0% to $43,468,000 in the third quarter of 2004 from $35,055,000 in the third quarter of 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $3,767,000, which was attributable to the Quarterly Acquisition Properties and a correction of depreciation expense, an increase of administrative costs of $1,723,000, an increase o f real estate taxes of $1,531,000, and an increase in maintenance and repairs of $1,170,000, which primarily attributable to the Quarterly Acquisition Properties. All other property operating expenses increased $222,000. General and administrative expense increased by $5,473,000 or 239.2% in the third quarter of 2004 to $7,761,000 in the third quarter of 2004 from $2,288,000 in the third quarter of 2003. This increase is attributable to a $4,000,000 accrual in employee incentive compensation related to promote distributions from Fund I. Interest expense increased by $3,445,000 or 26.68% to $16,394,000 in the third quarter of 2004 from $12,949,000 in the third quarter of 2003. The increase in interest expense was due to incre ases in the mortgage notes payable and line of credit balances, the majority of which relates to the Quarterly Acquisition Properties.

Gain on sale of real estate increased to $7,909,000 from $0 in the third quarter of 2004 compared to the third quarter of 2003 due to the sale of The Essex at Lake Merritt, 270-unit multifamily community located in Oakland, California, which was sold on August 3, 2004.

Interest and other income increased by $839,000 or 53.4% to $2,410,000 in the third quarter of 2004 from $1,571,000 in the third quarter of 2003. The increase primarily relates to an increase in leasing income and miscellaneous income offset by the reduction in fee income.

Equity income in co -investments increased by $28,777,000 or 2,657.1% to $29,860,000 in the third quarter of 2004 from $1,083,000 in the third quarter of 2003. The increase primarily relates to an increase in promote distributions from Fund I of $14,495,000 and its share of the net gain on sales of real estate of $14,069,000 from the Fund I sale.

Discontinued operations increased by $82,000 in the third quarter of 2004 from a loss of $21,000 in the third quarter of 2003. The increase in discontinued operations was mainly due to the Operating Partnership entering into a lease and purchase option agreement with an unrelated third party related for this recreational vehicle park during the fourth quarter of 2003.

Net income increased by $29,419,000 or 205.7% to net income of $43,722,000 in the third quarter of 2004 from net income of $14,303,000 in the third quarter of 2003. The increase in net income was mainly attributable to the factors noted above.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Average financial occupancy rates of the Operating Partnership's multifamily Same Store Properties (stabilized properties consolidated (excludes properties consolidated pursuant to FIN 46 Revised) by the Operating Partnership for each of the nine months ended September 30, 2004 and 2003) was 96.2% and 96.0%, for the nine months ended September 30, 2004 and 2003, respectively.

The regional breakdown of average financial occupancy for the multifamily Same Store Properties for the nine months ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended
	September 30,
	2004	2003
Southern California	96.4%	96.7%
Northern California	96.3%	95.8%
Pacific Northwest	95.6%	94.8%

Total Revenues increased by $20,143,000 or 10.7% to $209,071,000 in the nine months ended September 30, 2004 from $188,928,000 in the nine months ended September 30, 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Same Store Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2004	2003 (1)	Change	Change
Revenues:		(Dollars in thousands)
Property revenues
Same Store Properties
Southern California	42	$74,408	$71,542	$2,866	4.0%
Northern California	17	37,967	39,790	(1,823)	(4.6)
Pacific Northwest	23	30,952	30,567	385	1.3
Total property revenues
Same Store Properties	82	143,327	141,899	1,428	1.0
Property revenues - properties
acquired or consolidated subsequent to
December 31, 2002 (1)		65,744	47,029	18,715	39.8
Total property revenues		$209,071	$188,928	$20,143	10.7%

(1)	Also includes five office buildings (one consolidated in accordance with FIN 46R), five recreational vehicle parks, two manufactured housing communities, redevelopment communities, development communities, and 12 multifamily properties consolidated as of January 1, 2004 in accordance with FIN 46 Revised.

As set forth in the above table, the $20,143,000 net increase in total revenues was primarily due to an increase of $18,715,000 primarily attributable to multifamily properties acquired subsequent to December 31, 2002. Subsequent to December 31, 2002, the Operating Partnership acquired interests in eight multifamily properties and achieved stabilized operations in two redevelopment communities and two development communities (the "Acquisition Properties").

Property revenues from the Same Store Properties increased by $1,428,000 or 1.0% to $143,327,000 in the nine months ended September 30, 2004 from $141,899,000 in the nine months ended September 30, 2003. The increase was attributable to the 42 Same Store Properties located in Southern California and the 23 Same Store Properties located in Pacific Northwest which were offset by the 17 Same Store Properties located in Northern California. The 42 multifamily residential properties located in Southern California increased by $2,866,000 or 4.0% to $74,408,000 in the nine months ended September 30, 2004 from $71,542,000 in the nine months ended September 30, 2003. The $2,866,000 increase is primarily attr ibutable to rental rate increases and is offset by a slight decrease in financial occupancy to 96.4% in the nine months ended September 30, 2004 from 96.7% in the nine months ended September 30, 2003.  The 23 multifamily residential properties located in the Pacific Northwest increased by $385,000 or 1.3% to $30,952,000 in the nine months ended September 30, 2004 from $30,567,000 in the nine months ended September 30, 2003. The $385,000 increase is primarily attributable to rental rate increases and an increase in financial occupancy to 95.6% in the nine months ended September 30, 2004 from 94.8% in the nine months ended September 30, 2003.  The property revenues of the Same Store Properties in Northern California decreased by $1,823,000 or 4.6% to $37,967,000 in the nine months ended September 30, 2004 from $39,790,000 in the nine months ended September 30, 2003. The decrease in Northern California is primarily attributable to rental rate decreases which were offset by an increase in financial occupancy to 96.3% in the nine months ended September 30, 2004 from 95.8% in the nine months ended September 30, 2003.

Total Expenses increased by $37,692,000 or approximately 25.3% to $186,656,000 in the nine months ended September 30, 2004 from $148,964,000 in the nine months ended September 30, 2003. This increase was mainly due to an increase in property operating expenses of $23,529,000 or 23.1% to $125,499,000 in the nine months ended September 30, 2004 from $101,970,000 in the nine months ended September 30, 2003. Such operating expense increase was attributable to an increase in depreciation and amortization of $13,421,000, related to the Acquisition Properties, and corrections to depreciation expense, an increase of administ rative costs of $4,038,000, and an increase of real estate taxes of $3,649,000, both primarily attributable to the Acquisition Properties. All other property operating expenses increased $2,421,000. General and Administrative (G&A) expenses increased by $7,231,000 or 103.9% to $14,193,000 in the nine months ended September 30, 2004 from $6,962,000 in the nine months ended June 30, 2003. The increase in G&A was primarily attributable to a $4.0 million accrual related to incentive compensation related to performance of Fund I, and increases in headcount and related compensation expenses. Interest expense increased by $6,715,000 or 17.2% to $45,785,000 in the nine months ended September 30, 2004 from $39,070,000 in the nine months ended September 30, 2003. The increase in interest expense is due to increases in the mortgage notes payable and line of credit balances, the majority of which relates to the Acquisition Properties.

Gain on sale of real estate increased to $7,909,000 from $0 in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2004 due to the sale of The Essex at Lake Merritt, 270-unit multifamily community located in Oakland, California, which was sold on August 3, 2004.

Interest and other income increased by $2,899,000 or 70.3% to $7,024,000 in the nine months ended September 30, 2004 from $4,125,000 in the nine months ended September 30, 2003. The increase primarily relates to an increase in leasing income.

Equity income in co- investments increased by $27,789,000 or 878.0% to $30,954,000 in the nine months ended September 30, 2004 from $3,165,000 in the nine months ended September 30, 2003. The increase primarily relates to an increase in promote distributions from Fund I of $14,495,000 and the net gain on sale of co-investment of $14,069,000 which represents the Operating Partnership’s pro-rata allocation of gain from the Fund I sale.

Discontinued operations decreased $928,000 to a loss of $444,000 in the nine months ended September 30, 2004 from income of $484,000 in the nine months ended September 30, 2003. The decrease in discontinued operations was mainly due to an impairment charge of $756,000 in 2004.

Net income increased by $20,189,000 or 44.7% to $65,331,000 in the nine months ended September 30, 2004 from $45,142,000 in nine months ended September 30, 2003. The increase in net income was mainly attributable to the factors noted above.

Liquidity and Capital Resources

On July 26, 2004, Standard and Poor's publicly announced its existing issuer credit ratings of BBB/Stable/-- for Essex Property Trust, Inc. and Essex Portfolio L.P., and issued a new rating of BBB- on its Senior Unsecured Debt for Essex Portfolio L.P.

At September 30, 2004, the Operating Partnership had $16,224,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and on amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Operating Partnership in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts avail able on lines of credit, net proceeds from public and private debt and equity issuances, refinancing of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

Cash flow from operations increased by $14,119,000 to $87,867,000 in the nine months ended September 30, 2004 from $73,748,000 in the nine months ended September 30, 2003. The increase was primarily a result of the operations of the Operating Partnership.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property and are not related to preparing a multifamily property unit to be rented to a tenant. The Operating Partnership expects to incur approximately $390 to $400 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ended December 31, 2004. These expenditures do not include the improvements required as a condition to funding mortgage loans, expenditures for acquisition properties' renovations and improvements, which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. Howe ver, there can be no assurance that the actual expenditures incurred during 2004 and/or the funding thereof will not be significantly different than the Operating Partnership's current expectations.

The Operating Partnership is currently developing two multifamily residential projects, with an aggregate of 444 multifamily units. Such projects involve certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed or Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $75,000,000. As of September 30, 2004, the remaining commitment to fund these development projects is approximately $5,400,000. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Although the Operating Partnership does not anticipate starting any new development projects in 2004, it will continue to evaluate, as appropriate and with due consideration given to current market conditions, potential development projects of additional multifamily properties.

On September 27, 2004 the Operating Partnership announced the final closing of the Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including Essex with combined equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage of approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

The Operating Partnership has an outstanding unsecured line of credit for an aggregate amount of $185,000,000. At September 30, 2004, the Operating Partnership had $74,000,000 outstanding on this line of credit. At September 30, 2004, this line of credit bore an interest rate of approximately 3.0%. This facility matures in April 2007, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Operating Partnership's corporate ratings and is currently LIBOR plus 1.0%. In addition, the Operating Partnership has a $100 million credit facility from Freddie Mac secured by five of Essex's multifamily communities. At September 30, 2004, the Operating Partnership had $95.2 million outstanding under this line of credit. At September 30, 2004, this line of credit bore an interest rate of approximately 2.1%. This facility matures in December 2008. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac's Reference Rate.

In addition to the Operating Partnership's lines of credit, the Operating Partnership had $1,094,209,000 mortgage notes payable at September 30, 2004. Such indebtedness consisted of $907,379,000 in fixed rate debt with interest rates varying from 4.14% to 8.29% and maturity dates ranging from 2006 to 2032. The indebtedness also includes $186,830,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended September 30, 2004 that average 2.6% and have maturity dates ranging from 2020 to 2034. The tax-exempt variable rate demand bonds are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

As of September 30, 2004, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

Certain of the Operating Partnership's properties are located in areas that are subject to earthquake activity. Essex has certain limited earthquake coverage on its properties. In the second quarter of 2004, the Operating Partnership increased its coverage on these properties from $40.0 million to $80.0 million. Essex's self-insurance retention and deductible on its insurance coverage remained at $15.0 million and 5%, respectively.

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

In January 2004, the Operating Partnership restructured its previously issued $50 million, 9.30% Series D Cumulative Redeemable Preferred Units ("Series D Units"), and its previously issued $80 million, 7.875% Series B Cumulative Redeemable Preferred Units ("Series B Units"). The existing distribution rate of 9.30% of the Series D Units continued until July 27, 2004 - the end of the non-call period. Effective July 28, 2004, the distribution rate on the Series D Units was reduced to 7.875%. The date that the Series D Units can first be redeemed at the Operating Partnership's option was extended by six years to July 28, 2010. The date that the Series B Units can first be redeemed at the Operating Partnership's option was extended from February 6, 2003 to December 31, 2009.
On June 14, 2000 the Operating Partnership purchased Waterford Place, a 238-unit apartment community located in San Jose, California for a contract price of $35.0 million and an additional contingent payment. The amount of the contingent payment was disputed and submitted to binding arbitration. As a result of the arbitration, the Operating Partnership was directed to issue an additional 109,874 units of limited partnership interest ("Units") in the Operating Partnership to the sellers of Waterford Place. On March 31, 2004, the Operating Partnership completed the issuance of these Units to the sellers. In connection with this issuance, on March 31, 2004, the Operating Partnership also redeemed for cash 55,564 Units from these sellers, which included Units from the 109,874 issued to them that day as well as Units previousl y acquired by them.

On September 3, 2004, the Operating Partnership redeemed all of its outstanding, $55 million, 9.25% Series E Cumulative Redeemable Preferred Units. In connection with this redemption the Operating Partnership incurred a non-cash charge of $1.6 million related to the write-off of the issuance costs, which was charged to partner’s capital and is included in the calculation of net income available to common units.

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

As of September 30, 2004, the Operating Partnership is involved with two VIE’s,  in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of September 30, 2004 were approximately $117 million and $108 million, respectively. The maximum exposure to loss of the Operating Partnership relates to its participating loan of $5 million to one of these entities as of September 30, 2004.

At September 30, 2004 and December 31, 2003, the Operating Partnership did not have any other relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Operating Partnership is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Operating Partnership had engaged in such relationships.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our liquidity and cash flow in future periods:

	Less Than	2-3	4-5	Over 5
(In thousands)	1 Year	Years	Years	Years	Total
Mortgage notes payable	$2,852	$68,994	$279,330	$743,033	$1,094,209
Lines of credit	-	-	74,000	95,235	169,235
Development commitments (1)	8,200	-	-	-	8,200
Redevelopment commitments(2)	18,300	-	-	-	18,300
Essex Apartment Value Fund II, L.P.
capital commitment (3)	37,500	37,500	-	-	75,000
	$66,852	$106,494	$353,330	$838,268	$1,364,944

__________
(1)	$11,209 of these commitments relate to actual contracts as of September 30, 2004.
(2)	$6,732 of these commitments relate to actual contracts as of September 30, 2004.
(3)	The Operating Partnership has a total commitment of $75,000 as of September 30, 2004. The amounts provided by year is management's best estimate of the timing of the funding of such commitments. These estimates could change if the timing of Fund II’s acquisition of real estate changes.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Operating Partnership's anticipated development projects in 2004, the anticipated sale of the remaining properties of the Essex Apartment Value Fund, L.P.("Fund I"), and estimate of the resulting incentive and promote interest, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership's investment focus in such regions, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Operating Partnership's 2004 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the sale of the remaining properties of Fund I will not occur or will generate proceeds that are less than anticipated, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Operating Partnership assumes no obligation to update this information.

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

The Operating Partnership's property type and diverse geographic locations provide some degree of risk moderation but are not immune to a prolonged down cycle in the real estate markets in which the Operating Partnership operates. Although the Operating Partnership believes it is well positioned to meet the challenges ahead, it is possible that reductions in occupancy and market rental rates will result in reduction of rental revenues, operating income, cash flows, and market value of the Company's shares. Prolonged recession could also affect the Operating Partnership's ability to obtain financing at acceptable rates of interest and to access funds from the refinance or disposition of properties at acceptable prices.   ;

Development and Redevelopment Activities

The Operating Partnership pursues multifamily residential properties and development and redevelopment projects from time to time. Development projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership's development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, among other things, adverse weather conditions;
•	occupancy rates and rents at a completed project may be less than anticipated; and
•	expenses at a completed development project may be higher than anticipated.

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

								Estimated
For the Years Ended	2004	2005	2006	2007	2008	Thereafter	Total	Fair value
Fixed rate debt
(In thousands)
Amount	$2,852	$44,311	$24,683	$124,846	$154,484	$556,203	$907,379	$940,646
Average interest rate	6.7%	6.7%	6.7%	6.7%	6.7%	6.7%

Variable rate debt
(In thousands)
Amount	$--	$--	$--	$74,000	$--	$282,065	$356,065	$356,065
Average interest	--	--	--	2.4%	--	2.3%

The table incorporates only those exposures that exist as of September 30, 2004; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

As of September 30, 2004, the Operating Partnership owns interest rate cap agreements, which expire at various dates through 2009 which allows the Operating Partnership to be reimbursed in the event the interest rate on $186.8 million of its variable rate debt exceeds approximately 7.0%. Currently, the interest rate in effect on this debt is approximately 2.6%. The Operating Partnership does not believe these interest rate cap agreements have any value because we believe there is a less than remote likelihood that interest rates will exceed 7.0% prior to the expiration of these contracts.

Item 4: Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership's internal control over financial reporting, that occurred during the quarter ende d September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.
.

Part II -- Other Information

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Unregistered Sales of Equity Securities

On August 6, 2004, the Operating Partnership acquired Vista Belvedere, a 76-unit apartment community located in Tiburon, California. As part of the consideration for this acquisition, the Operating Partnership issued to the seller 73,088 limited partnership units. The holder of these units can exchange then, on a one-for-one basis, into shares of the Company’s common stock. The holder of these units also has the right to redeem these units upon certain conditions.
This private placement of 73,088 units was completed pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6: Exhibits and Reports on Form 8-K

A.	Exhibits

2.1	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein, which is incorporated by reference to Exhibit 2.1 to our Form 8-K, filed on October 5, 2004 (1)

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael J. Schall, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
(1)    The listing of this agreement shall not deem it to be considered a “material” agreement for purposes of the Form 8-K regulations.

B.	Reports on Form 8-K

None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P. A California Limited Partnership
(Registrant)

Date: November 9, 2004 By: Essex Property Trust, Inc. Its General Partner

By:	/S/ MARK J. MIKL
Mark J. Mikl
First Vice President, Treasurer and Controller (Authorized Officer and Principal Accounting Officer)

