Form 10-Q
period 2005-03-31
ESSEX PORTFOLIO LP
filed 2005-05-10
CIK 1053059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2004.

Index

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2005	2004
ASSETS
Real estate:
Rental properties:
Land and land improvements	$546,867	$536,600
Buildings and improvements	1,880,735	1,834,594
	2,427,602	2,371,194
Less accumulated depreciation	(347,988)	(329,652)
	2,079,614	2,035,952

Real estate investments held for sale, net of accumulated depreciation of $496 as of December 31, 2004	-	14,445
Investments	66,409	49,712
Real estate under development	16,938	38,320
	2,162,961	2,138,429
Cash and cash equivalents--unrestricted	12,517	10,644
Cash and cash equivalents--restricted cash	16,007	21,255
Notes receivable from investees and other related parties	1,295	1,435
Notes and other receivables	7,909	9,535
Prepaid expenses and other assets	19,584	19,591
Deferred charges, net	10,715	10,738
Total assets	$2,230,988	$2,217,217

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable	$1,079,920	$1,067,449
Lines of credit	238,035	249,535
Accounts payable and accrued liabilities	35,792	29,997
Dividends payable	22,662	21,976
Other liabilities	12,121	11,853
Deferred gain	3,885	5,000
Total liabilities	1,392,415	1,385,810
Minority interests	48,487	49,254
Redeemable convertible limited partnership units	4,750	4,750
Partners' capital:
General partner:
Common equity	580,858	566,865
Preferred equity (liquidation value of $25,000)	24,412	24,412
	605,270	591,277
Limited partners:
Common equity	52,211	59,436
Preferred equity (liquidation value of $185,000)	126,690	126,690
	178,901	186,126
Accumulated other comprehensive income	1,165	-
Total partners' capital	785,336	777,403
Commitments and contingencies
Total liabilities and partners' capital	$2,230,988	$2,217,217

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Rental	$74,538	$64,209
Other property	2,783	2,102
Total property revenues	77,321	66,311
Expenses:
Property operating expenses:
Maintenance and repairs	5,658	4,381
Real estate taxes	6,930	5,540
Utilities	3,638	3,014
Administrative	7,319	6,912
Advertising	1,166	840
Insurance	991	1,143
Depreciation and amortization	19,727	18,346
	45,429	40,176
Interest	18,147	14,310
Amortization of deferred financing costs	476	273
General and administrative	4,542	2,930
Total expenses	68,594	57,689

Gain on sale of real estate	1,115	-
Interest and other including from related parties (Note 4)	2,226	1,851
Equity income in co-investments	19,584	1,100
Minority interests	(1,290)	(768)
Income from continuing operations	30,362	10,805
Discontinued operations
Operating income from real estate sold	1,137	447
Gain on sale of real estate	735	-
Income from discontinued operations	1,872	447
Net income	32,234	11,252
Preferred return to general partner - Series F	(488)	(488)
Distributions to preferred units - limited partners	(2,559)	(4,104)
Net income available to common units	$29,187	$6,660

Per common unit data:
Basic:
Income from continuing operations available to common units	$1.08	$0.25
Income from discontinued operations	0.07	0.02
Net income available to common units	$1.15	$0.27
Weighted average number of common units outstanding during the period	25,369,288	25,108,506

Diluted:
Income from continuing operations available to common units	$1.07	$0.24
Income from discontinued operations	0.07	0.02
Net income available to common units	$1.14	$0.26
Weighted average number of common units outstanding during the period	25,655,571	25,370,177

Distributions per Operating Partnership common unit	$0.81	$0.79

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital and
Comprehensive Income for the three months ended
March 31, 2005 and the year ended December 31, 2004
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
	Common Equity		Preferred Equity	Common Equity		Preferred Equity	Other Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income	Total
Balances at December 31, 2003	22,826	$556,987	$24,412	2,321	$50,294	$180,115	$-	$811,808

Issuance of common units under stock-based compensation plans	155	6,058	-	-	-	-	-	6,058
Issuance of general partner common units	53	2,307	-	-	-	-	-	2,307
Issuance of limited partners' common units	-	-	-	184	7,213	-	-	7,213
Redemption of limited partner common units	-	-	-	(62)	(3,757)	-	-	(3,757)
Redemption of Series E preferred unit	-	-	-	-	-	(55,000)	-	(55,000)
Write off of Series E preferred unit offering costs	-	(1,422)	-	-	(153)	1,575	-	-
Vested series Z incentive units	-	-	-	35	537	-	-	537
Reallocation of partners' capital	-	(4,264)	-	-	4,264	-	-	-
Net income (1)	-	79,163	1,952	-	8,518	14,175	-	103,808
Partners' distributions	-	(71,964)	(1,952)	-	(7,480)	(14,175)	-	(95,571)
Balances at December 31, 2004	23,034	566,865	24,412	2,478	59,436	126,690	-	777,403

Issuance of common units under stock-based compensation plan	25	773	-	-	-	-	-	773
Redemption of limited partner common units	-	-	-	(89)	(2,698)	-	-	(2,698)
Vested series Z and Z-1 incentive units	-	-	-	30	164	-	-	164
Reallocation of partners' capital (1)	-	5,509	-	-	(5,509)	-	-	-
Comprehensive income:
Net income	-	26,389	488	-	2,798	2,559	-	32,234
Change in fair value of cash flow hedges	-	-	-	-	-	-	1,165	1,165
Comprehensive income	-	-	-	-	-	-	-	33,399
Partners' distributions	-	(18,678)	(488)	-	(1,980)	(2,559)	-	(23,705)
Balances at March 31, 2005	23,059	$580,858	$24,412	2,419	$52,211	$126,690	$1,165	$785,336

(1) During the three months ended March 31, 2005, the Operating Partnership recorded a true-up of the reallocation on minority interest as of December 31, 2004. This true-up was not material to partners’ equity at either March 31, 2005 or December 31, 2004.

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$38,482	$35,956

Cash flows from investing activities:
Additions to real estate:
Acquisitions	(10,792)	(83,071)
Improvements to recent acquisitions	(1,725)	(3,039)
Redevelopment	(3,446)	(1,446)
Revenue generating capital expenditures	(9)	(18)
Other capital expenditures	(2,632)	(2,041)
Dispositions of real estate and investments	250	-
Changes in restricted cash	5,248	(6,138)
Additions to notes receivable from related parties and other receivables	(13)	(97)
Repayment of notes receivable from related parties and other receivables	1,413	330
Additions to real estate under development	(1,240)	(7,600)
Net distributions from (contributions to) limited partnerships	2,294	(2,746)
Net cash used in investing activities	(10,652)	(105,866)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	41,593	124,425
Repayment of mortgage notes payable and lines of credit	(40,361)	(26,011)
Additions to deferred charges	(444)	(1,779)
Net proceeds from stock options exercised	654	1,662
Contributions from minority interest partners	-	47
Distributions to limited partners and minority interest	(5,645)	(6,673)
Redemption of limited partnership units and minority interest	(3,284)	(494)
Distributions to general partner	(18,470)	(18,326)
Net cash (used in)/provided by financing activities	(25,957)	72,851

Net increase in cash and cash equivalents	1,873	2,941
Cash and cash equivalents at beginning of period	10,644	14,768
Cash and cash equivalents at end of period	$12,517	$17,709

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $57 and $916 capitalized in 2005 and 2004, respectively	$17,935	$11,798

Assumption of mortgage loans payable in conjunction with the purchases of real estate	$-	$83,179

Issuance of general partner common units pursuant to phantom stock plan	$262	$798

Issuance of limited partnership units in connection with the purchase of real estate	$-	$1,729

Accrued redemption of limited partner units	$-	$3,472

Proceeds from dispositions of real estate held by exchange facilitator	$14,770	$-

See accompanying notes to the unaudited consolidated financial statements.

Index

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005 and 2004
(Unaudited)

(1)	Organization and Basis of Presentation

The unaudited consolidated financial statements of the Operating Partnership are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2004.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

The Company is the sole general partner in the Operating Partnership, with a 90.5% and 90.3% general partnership interest as of March 31, 2005 and December 31, 2004, respectively. See "Accounting Changes" section below for a description of entities retroactively consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of March 31, 2005, the Operating Partnership has ownership interests in 121 multifamily properties (containing 25,281 units), three office buildings (with approximately 166,340 square feet), three recreational vehicle parks (comprising 562 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

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

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Operating Partnership with combined partner equity commitments of $265.9 million. Essex had committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Index

Accounting Changes

(A)	Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.3 million and $154.8 million, respectively, at March 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.0 million and $151.3 million as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 the Operating Partnership is involved with two VIEs in which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

(B)	Stock-Based Compensation

Stock-based compensation expense under the fair value method was $218,000 and $136,000 for the three months ended March 31, 2005 and 2004, respectively. There were 67,300 and 0 stock options granted during the three months ended March 31, 2005 and 2004, respectively. The fair value of stock options granted was $8.74 and $0 per share for the three months ended March 31, 2005 and 2004, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

Three Months Ended March 31,
	2005	2004
Stock price	$69.11 - $82.77	n/a
Risk-free interest rates	3.64% - 4.30%	n/a
Expected lives	5 years	n/a
Volatility	18.09% -18.29%	n/a
Dividend yield	4.38% - 5.13%	n/a

(C)	Depreciation

Beginning in 2003, the Operating Partnership implemented an upgrade to its subsidiary ledger for accounting for fixed assets. The Operating Partnership completed this system upgrade in the first quarter of 2004. In conjunction with this system upgrade, the Operating Partnership determined that cumulative depreciation expense generated by consolidated or equity method rental properties was understated by approximately $2.1 million through December 31, 2003 and this amount was recorded during the quarter ended March 31, 2004. The Operating Partnership does not believe that the correction is material to any previously reported financial statements and is not material to any consolidated earnings trends.

Index

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

In January 2005, the Operating Partnership sold four non-core assets that were acquired in conjunction with the John M. Sachs’s merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Operating Partnership had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Operating Partnership recorded a gain of $735,000 on the sale of these assets.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for the period ended March 31, 2004. Upon reclassification as held for sale at June 30, 2004, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Operating Partnership sold Golden Village for $6.7 million. No gain or loss was recognized on the sale.

As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

In accordance with SFAS 144, the accompanying statements of operations for the periods ended March 31, 2005 and March 31, 2004 reflect the discontinued operations of these entities.

(E)	New Accounting Pronouncements Issued But Not Yet Adopted

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

Index

Reclassifications

Interest and other income has been reclassified, for all periods presented, as a non-operating income item from the prior periods’ presentation as a component of revenue. Certain other reclassifications have been made to prior periods in order to conform them to the current period presentation. Such reclassifications have no impact on reported earnings, assets or liabilities.

(2)	Significant Transactions for the Quarter Ended March 31, 2005

(A)	Acquisitions

On February 2, 2005, the Operating Partnership acquired Cedar Terrace Apartments, a 180-unit apartment community, located in Bellevue, Washington, for approximately $22.3 million. The property is unencumbered.

(B)	Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of March 31, 2005, the Operating Partnership had ownership interests in one development community (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 275 multifamily units. The estimated total cost is $65.7 million with $48.8 million remaining to be expended.

In the first quarter of 2005, the Operating Partnership reached stabilization on phase two, which is comprised of 120 units, of its development project related to San Marcos Apartments, a 432-unit apartment community in Richmond, California.

(C)	Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have apartment units that are not available for rent and, as a result, may have less than stabilized operations. At March 31, 2005, the Operating Partnership had ownership interests in five redevelopment communities, aggregating 1,797 multifamily units with estimated redevelopment costs of $21.7 million, of which approximately $14.3 million remains to be expended.

(D)	Debt

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

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The increase in the derivative’s fair value in the first quarter of 2005 was $1,165,000 and is reflected in accumulated other comprehensive income in the Operating Partnership’s consolidated financial statements.

Index

(E)	Equity

On February 24, 2005, the Operating Partnership declared a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions are or will be payable on June 1, 2005 to shareholders of record as of May 15, 2005.

On February 24, 2005, the Operating Partnership declared a regular quarterly cash distribution of $0.81 per common unit, which will be payable on April 15, 2005 to unitholders of record as of March 31, 2005. On an annualized basis, the distribution represents a distribution of $3.24 per common unit.

(F)	The Essex Apartment Value Fund ("Fund I")

Dispositions

On March 31, 2005, the Operating Partnership and Fund I sold their ownership interests in Coronado at Newport South, a 715-unit apartment community located in Newport Beach, California, for a contract sales price of approximately $106 million. The sale of Coronado at Newport South in the first quarter of 2005, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport South, resulted in the Operating Partnership recognizing equity income from investments of $14.4 million.

Promote Distributions

As noted above, the Operating Partnership’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. In the first quarter of 2005, the Operating Partnership recognized $4.9 million of additional equity income associated with its promote distribution.

Development Communities

In the first quarter of 2005, stabilization was reached on River Terrace, a 250-unit apartment community located in Santa Clara, California. This is the single property that remains to be sold under the existing purchase and sale agreement with United Dominion Realty, L.P. (“UDR”), which the Operating Partnership entered into during the third quarter of 2004. The sale of River Terrace is expected to close on or before September 30, 2005.

(G)	The Essex Apartment Value Fund II (“Fund II”)

Acquisitions

In the first quarter of 2005, Fund II acquired Regency Towers, a 178-unit apartment community, located in Oakland, California, for approximately $21.2 million. In conjunction with the transaction, Fund II originated a new mortgage loan totaling approximately $11.5 million with a fixed interest rate of 5.16%, which matures in 2014 and has a one-year variable rate extension period.

Index

(3)	Investments

The following table details the Operating Partnership's investments accounted for under the equity method of accounting (dollars in thousands):

	March 31,	December 31,
	2005	2004

Investments in joint ventures:

Direct and indirect LLC member interests of approximately 49.9% in Newport Beach South, LLC	$25,245	$11,524

Limited partnership interest of 20.4% and general partner interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	17,364	14,140

Limited partnership interest of 27.2% and general partner interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	16,994	17,242

Preferred limited partnership interests in Mountain Vista
Apartments (1)	6,806	6,806

Total investments	$66,409	$49,712

(1)
The preferred limited partnership interest is held in an entity that includes an affiliate of Marcus & Millichap Company. Marcus & Millichap Company’s Chairman is also the Chairman of the Operating Partnership.

Index

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands). Individual investments are removed from this data as of the date at which they are sold or the outside interest is acquired by the Operating Partnership.

	March 31,	December 31,
	2005	2004
Balance sheets:
Real estate and real estate under development	$274,757	$322,233
Other assets	91,491	36,709

Total assets	$366,248	$358,942

Mortgage notes payable	$180,605	$203,171
Other liabilities	28,036	21,276
Partners' equity	157,607	134,495

Total liabilities and partners' equity	$366,248	$358,942

Operating Partnership's share of equity	$66,409	$49,712

	Three Months Ended
	March 31,
	2005	2004
Statements of operations:
Total property revenues	$7,500	$17,357
Total gain on the sales of real estate	33,036	-
Total expenses	7,052	15,415

Total net income	$33,484	$1,942

Operating Partnership's share of net income	$19,584	$1,100

(4)	Related Party Transactions

Notes and other receivables from related parties as of March 31, 2005 and December 31, 2004 consist of the following (dollars in thousands):

	March 31,	December 31,
	2005	2004
Other related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%, due beginning April 2006	$625	$625
Other related party receivables, substantially due on demand	670	810
Total notes and other receivable from related parties	$1,295	$1,435

Other related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

Other income includes management fees from the Operating Partnership's investees of $1,556,000 and $1,805,000 for the three months ended March 31, 2005 and 2004, respectively.

Index

(5)	Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Southern California	$45,529	$37,649
Northern California	16,919	15,819
Pacific Northwest	14,012	12,200
Other non-segment areas	861	643
Total property revenues	$77,321	$66,311

Net operating income:
Southern California	$30,996	$25,674
Northern California	11,426	10,744
Pacific Northwest	8,992	7,958
Other non-segment areas	205	105
Total net operating income	51,619	44,481

Depreciation and amortization:
Southern California	(10,136)	(10,330)
Northern California	(4,065)	(5,501)
Pacific Northwest	(3,629)	(1,185)
Other non-segment areas	(1,897)	(1,330)
	(19,727)	(18,346)
Interest expense:
Southern California	(7,469)	(6,392)
Northern California	(3,791)	(3,051)
Pacific Northwest	(1,450)	(1,705)
Other non-segment areas	(5,437)	(3,163)
	(18,147)	(14,310)

Amortization of deferred financing costs	(476)	(273)
General and administrative	(4,542)	(2,930)
Gain on sale of real estate	1,115	-
Interest and other income	2,226	1,851
Equity income in co-investments	19,584	1,100
Minority interests	(1,290)	(768)

Income from continuing operations	$30,362	$10,805

Index

	March 31,	December 31,
	2005	2004
Assets:
Net real estate assets:
Southern California	$1,178,272	$1,162,803
Northern California	478,612	458,199
Pacific Northwest	377,983	358,219
Other non-segment areas	44,747	62,321
Total net real estate assets	2,079,614	2,041,542
Other non-segment assets	151,374	175,675
Total assets	$2,230,988	$2,217,217

Index

(6)	Net Income Per Common Unit
(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common units	$27,315	25,369	$1.08	$6,213	25,109	$0.25
Income from discontinued operations	1,872	25,369	0.07	447	25,109	0.02
	29,187		$1.15	6,660		$0.27

Effect of Dilutive Securities:
Stock options (1)	--	167		--	172
Vested series Z incentive units	--	119		--	90
	-	286		-	262

Diluted:
Income from continuing operations available to common units	27,315	25,655	$1.07	6,213	25,371	$0.24
Income from discontinued operations	1,872	25,655	0.07	447	25,371	0.02
	$29,187		$1.14	$6,660		$0.26

The Operating Partnership has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

(1)
The following stock options are not included in the diluted earnings per unit calculation because the exercise price of the option was greater than the average market price of the common shares for the quarter end and, therefore, the stock options were anti-dilutive.

	Three Months Ended
	March 31,
	2005	2004
Number of options	32,873	--
Range of exercise prices	$78.76 - $84.46	n/a

(7)	Derivative Instruments and Hedging Activities

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Operating Partnership records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

Index

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Operating Partnership assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

The Operating Partnership’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.

As of March 31, 2005, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. The Operating Partnership does not use derivatives for trading or speculative purposes. At March 31, 2005, derivatives with a fair value of $1.2 million were included in other assets. The change in net unrealized gains/losses of $1.2 million in 2005 for derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ capital and accumulated other comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2005. The Operating Partnership did not have accumulated other comprehensive income in 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s hedged debt. The Operating Partnership is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 27 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

As of March 31, 2005, the Operating Partnership owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Operating Partnership to be reimbursed in the event the interest rate on $160.8 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.7%. The Operating Partnership does not believe these interest rate cap agreements have any value because we believe there is a less than remote likelihood that interest rates will exceed 6.5% prior to the expiration of these contracts.

(8)	Commitments and Contingencies

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. The Operating Partnership intends to vigorously defend against the claims alleged in this litigation. At March 31, 2005, no accrual for settlement cost has been recorded. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Operating Partnership will prevail in this lawsuit.

The Operating Partnership is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Index

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on the consolidated unaudited financial statements of the Operating Partnership for the three months ended March 31, 2005 and 2004. This information should be read in conjunction with the accompanying consolidated unaudited financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

Substantially all of the assets of the Company are held by, and substantially all operations are conducted through, Essex Portfolio, L.P. (the "Operating Partnership"). Effective January 1, 2004, the Operating Partnership consolidated the entities discussed below pursuant to its adoption of FIN 46 Revised. The Company is the sole general partner of the Operating Partnership and, as of March 31, 2005, and December 31, 2004, held a 90.5%, 90.3% general partnership interest in the Operating Partnership, respectively. The Operating Partnership utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The Operating Partnership consolidates the TRS’s.

Accounting Changes

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $238.3 million and $154.8 million, respectively, at March 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $151.0 million and $151.3 million as of March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 the Operating Partnership is involved with two VIEs in which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

Stock-based compensation expense under the fair value method was $218,000 and $136,000 for the three months ended March 31, 2005 and 2004, respectively. There were 67,300 and 0 stock options granted during the three months ended March 31, 2005 and 2004, respectively. The fair value of stock options granted was $8.74 and $0 per share for the three months ended March 31, 2005 and 2004, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

Index

Three Months Ended
March 31,
	2005	2004
Stock price	$69.11 - $82.77	n/a
Risk-free interest rates	3.64% - 4.30%	n/a
Expected lives	5 years	n/a
Volatility	18.09% -18.29%	n/a
Dividend yield	4.38% - 5.13%	n/a

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

Index

By region, the Operating Partnership's operating results and investment strategy are as follows:

Southern California Region: At the time of the Company's 1994 initial public offering (IPO), the Company had ownership interests in this region representing 17% of its multifamily units. Following the IPO, the Operating Partnership, using its research process, determined that various markets in the Southern California region were attractive for multifamily property investment and, the Operating Partnership accordingly increased its ownership in such markets. As of March 31, 2005, we have ownership interests in this region representing 52% of our multifamily units. During the three months ended March 31, 2005 the region continued to perform well, with same store property revenues increasing by 4.9% versus the comparable period in 2004. Same store property revenues increased by 0.8% versus the immediately preceding quarter. The Operating Partnership expects this region to generate positive rent growth of approximately 3.3% in 2005.

Northern California Region: As of March 31, 2005, the Operating Partnership had ownership interests in this region representing 24% of its multifamily units. In the three months ended March 31, 2005, same store property revenues decreased slightly by 0.6% versus the comparable period in 2004 and increased by 1.0% versus the immediately preceding quarter. The Operating Partnership expects market rents to increase by approximately 1% in 2005. The Operating Partnership expects further recovery thereafter. As a result, the Operating Partnership will begin to increase its investment focus in this region.

Pacific Northwest Region: As of March 31, 2005, the Operating Partnership had ownership interests in this region representing 23% of its multifamily units. This region created jobs in 2004, and in the three months ended March 31, 2005, same store property revenues increased by 2.0% versus the comparable period in 2004 and increased by 2.2% versus the immediately preceding quarter. The Operating Partnership expects continued job growth, leading to rental revenue growth of approximately 1.8% in 2005.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates;(iii) internal cost capitalization. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

Index

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

General Background

The Operating Partnership's property revenues are generated primarily from multifamily property operations, which accounted for 96% or more of its property revenues for each of the three months ended March 31, 2005 and 2004. The Operating Partnership's properties ("the Properties") are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas), and other areas (Houston, Texas).

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

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Operating Partnership with combined partner equity commitments of $265.9 million. Essex had committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Index

The Operating Partnership (excluding Fund I's development communities) has ownership interests in and is developing one multifamily residential community, with an aggregate of 275 multifamily units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $65.7 million. As of March 31, 2005, the remaining commitment to fund these projects is approximately $48.8 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Average financial occupancy rates of the Operating Partnership's multifamily “Quarterly Same Store Properties” (stabilized properties consolidated by the Operating Partnership for each of the three months ended March 31, 2005 and 2004) was 96.4% and 95.8%, for the three months ended March 31, 2005 and 2004, respectively. "Financial occupancy" is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy rates disclosed by other REIT’s may not be comparable to our calculation of financial occupancy.

The regional breakdown of average financial occupancy for the multifamily Quarterly Same Store Properties for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended
	March 31,
	2005	2004
Southern California	96.2%	95.9%
Northern California	96.9%	95.7%
Pacific Northwest	96.7%	95.5%

Total Property Revenues increased by $11,010,000 or 16.6% to $77,321,000 in the first quarter of 2005 from $66,311,000 in the first quarter of 2004. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to the Quarterly Same Store Properties.

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues - quarterly
Quarterly Same Store Properties
Southern California	51	$31,457	$29,999	$1,458	4.9%
Northern California	18	13,052	13,127	(75)	(0.6)
Pacific Northwest	26	12,017	11,783	234	2.0
Total property revenues
Same Store Properties	95	56,526	54,909	1,617	2.9
Property revenues - properties acquired or consolidated subsequent to December 31, 2003 (1)		20,795	11,402	9,393	82.4
Total property revenues		$77,321	$66,311	$11,010	16.6%

(1) Also includes three office buildings, three recreational vehicle parks, one manufactured housing community, redevelopment and development communities.

Index

As set forth in the above table, the $11,010,000 net increase in total property revenues was attributable to an increase of $9,393,000 primarily due to the acquisition of twelve multifamily properties (the "Quarterly Acquisition Properties"), the achievement of stabilized operations in two development communities and the sale of one multifamily community subsequent to December 31, 2003 and the increase in Quarterly Same Store Properties revenue of $1,617,000.

Property revenues from the Quarterly Same Store Properties increased by $1,617,000 or 2.9% to $56,526,000 in the first quarter of 2005 from $54,909,000 in the first quarter of 2004. The increase was attributable to the results of the 51 Quarterly Same Store Properties located in Southern California and the 26 Quarterly Same Store Properties located in the Pacific Northwest. The 51 Quarterly Same Store Properties located in Southern California increased by $1,458,000, or 4.9%, to $31,457,000 in the first quarter of 2005 from $29,999,000 in the first quarter of 2004. The $1,458,000 increase is primarily attributable to increases in occupancy and rental rates, and a decrease in property concessions. The property revenues of the Quarterly Same Store Properties in the Pacific Northwest increased by $234,000 or 2.0% to $12,017,000 in the first quarter of 2005 from $11,783,000 in the first quarter of 2004. The $234,000 increase is primarily attributable to increases in occupancy and rental rates, and a decrease in property concessions. These increases were offset by a decrease in revenues of $75,000, or 0.6%, in Northern California. Quarterly Same Store Properties for the first quarter of 2005 decreased to $13,052,000 from $13,127,000 in the first quarter of 2004.The decrease in revenue was primarily attributable to an increase in concessions. The Operating Partnership expects market rents to increase in this region by approximately 1% in 2005.

Total Expenses increased by $10,905,000 or approximately 18.9% to $68,594,000 in the first quarter of 2005 from $57,689,000 in the first quarter of 2004. This increase was mainly due to an increase in property operating expenses, interest expense and general and administrative expenses. Property operating expenses increased $5,253,000 or 13.1% to $45,429,000 in the first quarter of 2005 from $40,176,000 in the first quarter of 2004. The increase of $5,253,000 was attributable to an increase in real estate taxes of $1,390,000, an increase in depreciation and amortization of $1,381,000, and an increase in maintenance and repairs of $1,277,000. All other property operating expenses increased $1,205,000. The increase in real estate taxes and maintenance and repairs was primarily attributable to the Quarterly Acquisition Properties. On a comparative basis, depreciation and amortization expense would have increased by $3,481,000 in the first quarter of 2005 from the amount for the first quarter of 2004 if a $2,100,000 correction to depreciation expense relating to 2003 were excluded. The $3,481,000 increase is primarily a result of the Quarterly Acquisition Properties. General and administrative expense increased by $1,612,000 or 55.0% to $4,542,000 in the first quarter of 2005 from $2,930,000 in the first quarter of 2004. This increase is primarily attributable to increases in headcount and related compensation expenses, and professional fees associated with Sarbanes-Oxley implementation. Interest expense increased by $3,837,000 or 26.8% to $18,147,000 in the first quarter of 2005 from $14,310,000 in the first quarter of 2004. The increase in interest expense was due to increases in the mortgage notes payable and line of credit balances, the majority of which relate to the Quarterly Acquisition Properties, increased rates on our variable rate debt, and a reduction in the amount of capitalized interest.

Gain on sale of real estate increased to $1,115,000 for the first quarter of 2005 as compared to $0 for the first quarter of 2004 due to the recognition of a portion of the deferred gain on the sale of The Essex at Lake Merritt, which was sold in the third quarter of 2004.

Interest and other income increased by $375,000 or 20.3% to $2,226,000 in the first quarter of 2005 from $1,851,000 in the first quarter of 2004. The increase primarily relates to increases in Fund II related fees, which were offset by the reduction in Fund I fee income.

Equity income in co-investments increased by $18,484,000 to $19,584,000 in the first quarter of 2005 from $1,100,000 in the first quarter of 2004. The increase relates to the Operating Partnership’s ownership interest, through Fund I, in Coronado at Newport South, which resulted in the Operating Partnership recognizing equity income from investments of $14,381,000. Additionally, the Operating Partnership’s general partnership interest in Fund I provides for “promote distributions” upon attainment of certain financial return benchmarks. The Operating Partnership recognized $4,873,000 of additional equity income associated with its promote distribution.

Minority interests increased by $522,000 or 68.0% to $1,290,000 in the first quarter of 2005 from $768,000 in the first quarter of 2004. This is primarily due to the increases in net income of the Operating Partnership and joint venture investments.

Index

Discontinued operations increased by $1,425,000 to $1,872,000 in the first quarter of 2005 from $447,000 in the first quarter of 2004. The increase in discontinued operations was mainly due to a gain on sale of real estate of $735,000 and the recognition of deferred lease revenue of $1,100,000 related to the sales of the Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, and the sales of the two small office buildings located in San Diego, California.

Liquidity and Capital Resources

On July 26, 2004, Standard and Poor's publicly announced its existing issuer credit ratings of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P., and issued a new rating of BBB- on its Senior Unsecured Debt for Essex Portfolio L.P.

At March 31, 2005 the Operating Partnership had $12,517,000 of unrestricted cash and cash equivalents. The Operating Partnership expects to meet its short-term liquidity requirements by using its working capital, cash generated from operations, and amounts available under lines of credit or other financings. The Operating Partnership believes that its current net cash flows will be adequate to meet operating requirements and to provide for payment of dividends by the Company in accordance with REIT qualification requirements. The Operating Partnership expects to meet its long-term liquidity requirements relating to property acquisitions and development (beyond the next 12 months) and balloon debt maturities by using a combination of some or all of the following sources: working capital, amounts available on lines of credit, net proceeds from public and private debt and equity issuances, refinancing of maturing loans, and proceeds from the disposition of properties that may be sold from time to time. There can, however, be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements or that future working capital and borrowings under the lines of credit will be available, or if available, will be sufficient to meet the Operating Partnership's requirements or that the Operating Partnership will be able to dispose of properties in a timely manner and under terms and conditions that the Operating Partnership deems acceptable.

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

The Operating Partnership is currently developing one multifamily residential project, with an aggregate of 275 multifamily units. The project involves certain risks inherent in real estate development. See "Other Matters/ Risk Factors--Risks that Development Activities Will be Delayed, Not Completed and/or Fail to Achieve Expected Results" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2004. In connection with this development project, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $65.7 million. As of March 31, 2005, the remaining commitment to fund this development project was approximately $48.8 million. The Operating Partnership expects to fund this commitment by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors including the Operating Partnership with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, Essex will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks.

Index

The Operating Partnership has an unsecured line of credit for an aggregate amount of $185,000,000. At March 31, 2005, the Operating Partnership had $144,300,000 outstanding on this line of credit. At March 31, 2005, this line of credit bore an interest rate of approximately 4.1%. This facility matures in April 2007, with an option to extend it for one year thereafter. The underlying interest rate on this line is based on a tiered rate structure tied to the Company's corporate ratings and is currently LIBOR plus 1.0%. In addition, the Operating Partnership has a $100 million credit facility from Freddie Mac secured by six of Essex's multifamily communities. At March 31, 2005, the Operating Partnership had $93.7 million outstanding under this line of credit. At March 31, 2005, this line of credit bore an interest rate of approximately 3.1%. This facility matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. The Operating Partnership expects to place an additional $80 million in long-term fixed rate debt in the second and third quarters of 2005, with the proceeds being used primarily to repay these lines of credit.

On February 23, 2005, Fund II obtained a credit facility for an aggregate amount of $50,0000,000. This line bears interest at LIBOR plus 0.875%, and matures in August 2005.

In addition to the Operating Partnership's lines of credit, the Operating Partnership had $1,079,920,000 mortgage notes payable at March 31, 2005. Such indebtedness consisted of $890,306,000 in fixed rate debt with interest rates varying from 4.25% to 8.18% and maturity dates ranging from 2006 to 2034. The indebtedness also includes $189,614,000 of tax-exempt variable rate demand bonds with interest rates, including credit enhancements and other fees, paid during the three months ended March 31, 2005 that average 3.6% and have maturity dates ranging from 2006 to 2034. The tax-exempt variable rate demand bonds are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This derivative is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. The transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The increase in the derivative’s fair value in the first quarter of 2005 was $1.2 million, which is reflected in other assets and accumulated other comprehensive income in the Operating Partnership’s consolidated financial statements.

As of March 31, 2005, the Company had the capacity pursuant to existing shelf registration statements to issue up to $219,455,250 in equity securities, and the Operating Partnership had the capacity pursuant to such registration statements to issue up to $250,000,000 of debt securities.

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

Off Balance Sheet Arrangements

As of March 31, 2005 the Operating Partnership is involved with two VIEs in which the Operating Partnership is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of March 31, 2005 were approximately $52.0 million and $29.6 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Index

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commitments at March 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2006 and	2008 and
(In thousands)	2005	2007	2009	Therafter	Total
Mortgage notes payable	$16,069	$150,189	$168,532	$745,130	$1,079,920
Lines of credit	-	144,300	93,735	-	238,035
Development commitments (1)	24,400	24,400	-	-	48,800
Redevelopment commitments(2)	14,269	-	-	-	14,269
Essex Apartment Value Fund II, L.P. capital commitment (3)	20,717	37,500	-	-	58,217
	$75,455	$356,389	$262,267	$745,130	$1,439,241
 __________
(1)	$5,127 of these commitments relate to actual contracts as of March 31, 2005.
(2)	$8,511 of these commitments relate to actual contracts as of March 31, 2005.
(3)
The Operating Partnership has a total commitment of $58,217, as of March 31, 2005. The amounts provided by year is management’s best estimate of the timing of the funding of such commitments. These estimates could change if the timing of Fund II’s acquisition of real estate changes.

New Accounting Pronouncements Issued But Not Yet Adopted

In December 2004, the FASB issued SFAS No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective for fiscal years beginning June 15, 2005. We do not believe that the adoption of SFAS No. 123 revised will have a material impact on our financial position, net earnings or cash flows.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Operating Partnership's anticipated development projects in 2005, the anticipated sale of the remaining property of the Essex Apartment Value Fund, L.P.("Fund I"), and estimate of the resulting incentive and promote interest, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership's investment focus in such regions, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Index

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Operating Partnership's 2005 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the sale of the remaining property of Fund I will not occur or will generate proceeds that are less than anticipated, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Operating Partnership assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership’s actual financial performance and may cause the Operating Partnership’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item I of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004 and the following:

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

Index

These risks may reduce the funds available for distribution to the Operating Partnership's unitholders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with higher historical levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates. The Operating Partnership expects to place an additional $80 million in long-term fixed rate debt in the second and third quarters of 2005, with the proceeds being used primarily to repay these lines of credit.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Operating Partnership is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and to fund capital expenditures and expansion of the Operating Partnership’s real estate investment portfolio and operations. The Operating Partnership’s interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Operating Partnership borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Operating Partnership does not enter into derivative or interest rate transactions for speculative purposes.

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of March 31, 2005 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments.

								Estimated
For the Years Ended	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Fixed rate debt
(In thousands)
Amount	$16,069	$16,925	$125,184	$121,954	$46,578	$563,596	$890,306	$936,965
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%

Variable rate debt
(In thousands)
Amount	$--	$8,080	$144,300	$--	$93,735	$181,534	$427,649	$427,649
Average interest	--	3.8%	3.8%	--	3.1%	3.8%

Index

The table incorporates only those exposures that exist as of March 31, 2005; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. At March 31, 2005, this transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting. The fair value of the derivative was $1.2 million and is included in other assets and accumulated other comprehensive income, and is separately disclosed in the statement of changes in partners’ capital.

As of March 31, 2005, the Operating Partnership owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Operating Partnership to be reimbursed in the event the interest rate on $160.8 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.7%. The Operating Partnership does not believe these interest rate cap agreements have any value because we believe there is a less than remote likelihood that interest rates will exceed 6.5% prior to the expiration of these contracts.

Item 4:  Controls and Procedures

As of March 31, 2005, our general partner carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer of our general partner, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Operating Partnership have been detected.

Part II -- Other Information

Item 1:  Legal Proceedings

In April 2004, a lawsuit entitled Chace Nelson and Douglas Korte, et al. v. Essex Property Trust was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. The Operating Partnership intends to vigorously defend against the claims alleged in this litigation. At March 31, 2005, no accrual for settlement cost has been recorded. However, litigation is subject to inherent uncertainties, and no assurance can be given that the Operating Partnership will prevail in this lawsuit.

Index

The Operating Partnership is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item 5:  Other Information

In 2004, the Operating Partnership submitted to the New York Stock Exchange the CEO certification required by Section 303A, 12(a) of the New York Stock Exchange Listed Company Manual.

Item 6:  Exhibits

A.	Exhibits

10.1*	Offer Letter between Essex Property Trust, Inc. and Mr. Dance, filed as Exhibit 10.1 on the Company’s Form 8-K, filed on February 14, 2005, and incorporated herein by reference.

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
(*)	Management contract or compensatory plan or arrangement.

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P.
(Registrant)

Date: May 10, 2005

By: By:	Essex Property Trust, Inc. Its General Partner /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Accounting Officer)