Form 10-Q
period 2005-06-30
ESSEX PORTFOLIO LP
filed 2005-08-09
CIK 1053059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2005	2004
Assets
Real estate:
Rental properties:
Land and land improvements	$551,155	$536,600
Buildings and improvements	1,914,049	1,834,594
	2,465,204	2,371,194
Less accumulated depreciation	(361,877)	(329,652)
	2,103,327	2,041,542
Real estate investments held for sale, net of accumulated
depreciation of $496 as of December 31, 2004	-	14,445
Investments	30,756	49,712
Real estate under development	27,311	38,320
	2,161,394	2,144,019
Cash and cash equivalents-unrestricted	33,076	10,644
Cash and cash equivalents-restricted	13,609	21,255
Notes and other receivables from related parties	1,223	1,435
Notes and other receivables	8,149	9,535
Prepaid expenses and other assets	18,312	19,591
Deferred charges, net	10,593	10,738

Total assets	$2,246,356	$2,217,217

Liabilities and Partners' Capital
Mortgage notes payable	$1,127,659	$1,067,449
Lines of credit	185,535	249,535
Accounts payable and accrued liabilities	38,158	29,997
Dividends payable	22,664	21,976
Other liabilities	12,350	11,853
Deferred gain	2,193	5,000
Total liabilities	1,388,559	1,385,810
Minority interests	47,323	49,254
Redeemable convertible limited partnership units	4,750	4,750

Partners' capital:
General partner:
Common equity	601,897	566,865
Preferred equity (liquidation value of $25,000)	24,412	24,412

	626,309	591,277

Limited partners:
Common equity	54,320	59,436
Preferred equity (liquidation value of $185,000)	126,690	126,690

	181,010	186,126

Accumulated other comprehensive income (loss)	(1,595)	-

Total partners' capital	805,724	777,403

Commitments and contingencies
Total liabilities and partners' capital	$2,246,356	$2,217,217

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Rental and other property	$77,965	$69,616	$154,632	$135,258
Management and other fees from affiliates	931	1,337	7,507	2,617
	78,896	70,953	162,139	137,875
Expenses:
Property operating, excluding real estate taxes	18,988	17,681	37,606	33,821
Real estate taxes	6,610	6,110	13,451	11,568
Depreciation and amortization	20,043	17,526	39,622	35,367
Interest	18,153	15,081	36,300	29,391
Amortization of deferred financing costs	563	457	1,039	730
General and administrative	4,573	3,479	9,014	6,346
Legal settlement	1,500	-	1,500	-
	70,430	60,334	138,532	117,223

Gain on sale of real estate	5,276	-	6,391	-
Interest and other income	2,431	689	2,954	1,259
Equity income in co-investments	2,843	(5)	17,554	1,095
Minority interests	(1,450)	(881)	(2,741)	(1,649)
Income from continuing operations before income
tax provision	17,566	10,422	47,765	21,357
Income tax provision	(1,100)	(23)	(1,201)	(86)
Income from continuing operations	16,466	10,399	46,564	21,271

Discontinued operations
Operating income (loss) from real estate sold	460	(41)	1,861	338
Gain on sale of real estate	28,484	-	29,219	-
Income (loss) from discontinued operations	28,944	(41)	31,080	338
Net income	45,410	10,358	77,644	21,609
Preferred return to general partner - Series F	(488)	(488)	(977)	(976)
Distributions to preferred units - limited partners	(2,559)	(4,009)	(5,118)	(8,113)
Net income available to common units	$42,363	$5,861	$71,549	$12,520

Per common unit data:
Basic:
Income from continuing operations
available to common units	$0.53	$0.23	$1.59	$0.49
Income (loss) from discontinued perations	1.14	(0.00)	1.23	0.01
Net income available to common units	$1.67	$0.23	$2.82	$0.50
Weighted average number of common
units outstanding during the period	25,368,981	25,225,131	25,369,134	25,166,819

Diluted:
Income from continuing operations available
to common units	$0.52	$0.23	$1.58	$0.48
Income (loss) from discontinued operations	1.13	(0.00)	1.21	0.01
Net income available to common units	$1.65	$0.23	$2.79	$0.49
Weighted average number of common units
outstanding during the period	25,672,235	25,446,751	25,675,973	25,386,274

Distribution per Operating Partnership common unit	$0.81	$0.79	$1.62	$1.58

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital and
Comprehensive Income for the six months ended
June 30, 2005
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income	Total
Balances at December 31, 2004	23,034	$566,865	$24,412	2,478	$59,436	$126,690	$-	$777,403

Issuance of common units under
stock-based compensation plan	51	2,117	-	-	-	-	-	2,117
Redemption of limited partner
common units	-	-	-	(89)	(2,698)	-	-	(2,698)
Vested series Z and Z-1 incentive units	-	-	-	30	263	-	-	263
Reallocation of partners' capital (1)	-	5,509	-	-	(5,509)	-	-	-
Comprehensive income:
Net income	-	64,780	976	-	6,770	5,118	-	77,644
Change in fair value of cash flow hedges	-	-	-	-	-	-	(1,595)	(1,595)
Comprehensive income	-	-	-	-	-	-	-	76,049
Partners' distributions	-	(37,374)	(976)	-	(3,942)	(5,118)	-	(47,410)
Balances at June 30, 2005	23,085	$601,897	$24,412	2,419	$54,320	$126,690	$(1,595)	$805,724

(1) During the six months ended June 30, 2005, the Operating Partnership recorded a true-up of the reallocation of minority interest as of December 31, 2004. This true-up was not material to partners’ capital at either June 30, 2005 or December 31, 2004.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Net cash provided by operating activities	$66,629	$59,448

Cash flows from investing activities:
Additions to real estate:
Acquisitions	(13,817)	(118,614)
Improvements to recent acquisitions	(2,273)	(6,032)
Redevelopment	(7,711)	(2,452)
Revenue generating capital expenditures	(115)	(54)
Other capital expenditures	(6,116)	(4,380)
Additions to real estate under development	(15,031)	(8,184)
Dispositions of real estate and investments	6,585	-
Change in restricted cash	7,646	(5,009)
Additions to notes receivable from related parties and other receivables	(3,643)	(171)
Repayment of notes receivable from related parties and other receivables	5,005	1,496
Net distributions from (contributions to) limited partnerships	41,336	5,502
Net cash provided by/(used in) investing activities	11,866	(137,898)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	96,629	224,417
Repayment of mortgage notes payable and lines of credit	(99,840)	(93,364)
Additions to deferred charges	(885)	(3,466)
Net proceeds from stock options exercised	1,881	3,657
Contributions from minority interest partners	-	-
Distributions to limited partners and minority interest	(11,545)	(14,087)
Redemption of limited partnership units and minority interest	(4,466)	(5,455)
Distributions to general partner	(37,837)	(36,394)
Net cash (used in)/provided by financing activities	(56,063)	75,308

Net increase/(decrease) in cash and cash equivalents	22,432	(3,142)
Cash and cash equivalents at beginning of period	10,644	14,768
Cash and cash equivalents at end of period	$33,076	$11,626

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $511 and $1,571 capitalized
in 2005 and 2004, respectively	$35,600	$27,224

Assumption of mortgage loans payable in conjunction with the purchases of real estate	$-	$134,456

Common stock issued pursuant to phantom stock plan	$262	$26

Issuance of limited partnership units in connection with the purchase of real estate	$-	$1,729

Real estate investment transferred to rental property	$-	$4,068

Proceeds from disposition of real estate held by exchange facilitator	$62,000	$-

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005 and 2004
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

The Company is the sole general partner in the Operating Partnership, with a 90.5%, 90.3% and 90.9% general partnership interest as of June 30, 2005, December 31, 2004 and June 30, 2004 respectively. See below for a description of entities consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of June 30, 2005, the Operating Partnership has ownership interests in 123 multifamily properties (containing 25,798 units), three office buildings (with approximately 166,340 square feet), three recreational vehicle parks (comprising 562 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

Fund Activities

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

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be Essex’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, the Operating Partnership will record revenue for its asset management, property management, development and redevelopment services, and promote distributions should Fund II exceed certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $232.9 million and $155.5 million, respectively, at June 30, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $150.6 million and $151.3 million as of June 30, 2005 and December 31, 2004, respectively.

As of June 30, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of June 30, 2005 were approximately $113.6 million and $73.3 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

    Stock-Based Compensation

Stock-based compensation expense under the fair value method was $115,000 and $191,000 for the three months ended June 30, 2005 and 2004, respectively and $249,000 and $327,000 for the six months ended June 30, 2005 and 2004, respectively. There were 53,000 and 20,000 stock options granted during the three months ended June 30, 2005 and 2004, respectively and 117,800 and 20,000 stock options granted for the six months ended June 30, 2005 and 2004, respectively. The average fair value of stock options granted was $9.37 and $7.11 per share for the three months ended June 30, 2005 and 2004, respectively, and $9.96 and $7.11 per share for the six months ended June 30, 2005 and 2004, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock price	$71.00 - $84.39	$62.34	$69.11 - $84.39	$62.34
Risk-free interest rates	3.76% - 3.99%	3.94%	3.64% - 4.30%	3.94%
Expected lives	6 years	5 years	5-6 years	5 years
Volatility	18.35%	19.07%	18.09% -18.35%	19.07%
Dividend yield	4.28% - 4.42%	5.07%	4.28% - 5.13%	5.07%

Accounting Changes

(A) Depreciation

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

(B) New Accounting Pronouncements Issued But Not Yet Adopted

In June 2005, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partner Have Certain Rights.”This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Operating Partnership for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Operating Partnership is currently evaluating the effect of this consensus on its consolidation policies.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective for fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations.

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

Reclassifications

Certain other reclassifications have been made to prior periods in order to conform them to the current period presentation. Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(2) Significant Transactions for the Quarter Ended June 30, 2005

(A) Acquisitions

On June 21, 2005, the Operating Partnership acquired Mission Hills Apartments, a 282-unit apartment community, located in Oceanside, California, for approximately $50.5 million. The property is unencumbered. The Operating Partnership utilized the proceeds from the sale of Eastridge, a 188-unit apartment community located in San Ramon, California to fund the transaction.

    (B) Dispositions

On June 21, 2005, the Operating Partnership sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for a contract price of approximately $47.5 million. The Operating Partnership acquired Eastridge in 1996 for $19.2 million. In conjunction with the sale, the Operating Partnership deferred $2.2 million of the gain on the sale of Eastridge because an affiliate of the Operating Partnership originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Operating Partnership to financially participate in the buyer’s condominium conversion plan.

(C) Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of June 30, 2005, the Operating Partnership had ownership interests in two development communities (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 475 multifamily units. The estimated total cost is $114.3 million with $95.0 million remaining to be expended.

(D)	Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have some apartment units that are not available for rent and, as a result, may have less than stabilized operations. At June 30, 2005, the Operating Partnership had ownership interests in six redevelopment communities, aggregating 1,905 multifamily units with estimated redevelopment costs of $33.9 million, of which approximately $23.1 million remains to be expended.

(E) Debt

On April 15, 2005, the Operating Partnership obtained two non-recourse mortgage loans on previously unencumbered properties in the aggregate amount of $32.9 million with fixed interest rates of 5.44% for 10-year terms that mature on May 1, 2014.

On May 19, 2005, the Operating Partnership obtained three non-recourse mortgage loans in the aggregate amount of $12.9 million, secured by second deeds of trusts, with an average interest rate of 5.32% and maturity dates ranging from May 1, 2009 to January 1, 2013.

(F) Equity

On May 17, 2005, the Operating Partnership declared a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions are or will be payable on September 1, 2005 to shareholders of record as of August 17, 2005.

On May 17, 2005, the Operating Partnership’s declared a regular quarterly cash distribution of $0.81 per common unit, which was payable on July 15, 2005 to unitholders of record as of June 30, 2005. On an annualized basis, the distribution represents a distribution of $3.24 per common unit.

(G)	The Essex Apartment Value Fund ("Fund I")

To-date, the Operating Partnership has sold all sixteen apartment communities, aggregating 4,646 units, which were provided for in the purchase and sale agreement with United Dominion Realty Trust, Inc. (UDR) for the agreed upon contract price of approximately $756 million. Fund I owns one remaining asset that is currently being marketed for sale - Kelvin Avenue, a land parcel, which is permitted for the development of a

132-unit multifamily community, located in Irvine, California.

(H) The Essex Apartment Value Fund II (“Fund II”)

On June 2, 2005, Fund II acquired Tower @ 801, a 173-unit high-rise apartment community, located in downtown Seattle, Washington, for approximately $31.9 million. Tower @ 801 is a 25-story apartment community with a subterranean parking structure that was developed in 1970. The building is noteworthy for its circular design and views.

(3)	Investments

The following table details the Operating Partnership's investments accounted for under the equity method of accounting (dollars in thousands):

	June 30,	December 31,
	2005	2004

Investments in joint ventures:

Direct and indirect LLC member interests of approximately 49.9%
in Newport Beach South, LLC	$-	$11,524

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	7,137	14,140

Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	16,813	17,242

Preferred limited partnership interests in Mountain Vista
Apartments (A)	6,806	6,806

Total investments	$30,756	$49,712

(A)
The preferred limited partnership interest is held in an entity that includes an affiliate of The Marcus & Millichap Operating Partnership (“TMMC”). TMMC’s Chairman is also the Chairman of the Operating Partnership.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	June 30,	December 31,
	2005	2004
Balance sheets:
Real estate and real estate under development	$307,226	$322,233
Other assets	25,795	36,709

Total assets	$333,021	$358,942

Mortgage notes payable	$181,533	$203,171
Other liabilities	55,452	21,276
Partners' capital	96,036	134,495

Total liabilities and partners' capital	$333,021	$358,942

Operating Partnership's share of capital	$30,756	$49,712

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Statements of operations:
Total property revenues	$6,354	$15,997	$13,854	$33,354
Total gain on the sales of real estate	4,422	-	33,008	-
Total expenses	7,336	17,498	14,388	32,913

Total net income (loss)	$3,440	$(1,501)	$32,474	$441

Operating Partnership's share of net income (loss)	$2,843	$(5)	$17,554	$1,095

(4)	Related Party Transactions

Notes and other receivables from related parties as of June 30, 2005 and December 31, 2004 consist of the following (dollars in thousands):

Related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

	June 30,	December 31,
	2005	2004
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured, bearing interest at 8%,
due beginning April 2006	$625	$625
Related party receivables, substantially due on demand	598	810
Total notes and other receivable from related parties	$1,223	$1,435

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from the Operating Partnership’s investees of $690,000 and $1,337,000 for the three months ended June 30, 2005 and 2004, respectively, and $2,393,000 and $2,617,000 for the six months ended June 30, 2005 and 2004, respectively, and promote income from the Operating Partnership’s investees of $241,000 for the three months ended June 30, 2005 and $5,114,000 for the six months ended June 30, 2005.

(5)	Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and the Pacific Northwest. Excluded from segment revenues are properties outside of these regions, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the periods presented (dollars in thousands).

	Three Months Ended
	June 30,
	2005	2004
Revenues:
Southern California	$46,192	$41,302
Northern California	16,516	15,493
Pacific Northwest	14,230	12,186
Other non-segment areas	1,027	635
Total property revenues	$77,965	$69,616

Net operating income:
Southern California	$31,260	$27,456
Northern California	11,387	10,540
Pacific Northwest	9,317	7,732
Other non-segment areas	403	97
Total net operating income	52,367	45,825

Depreciation and amortization:
Southern California	(10,248)	(9,337)
Northern California	(4,110)	(3,482)
Pacific Northwest	(3,706)	(3,182)
Other non-segment areas	(1,979)	(1,525)
	(20,043)	(17,526)
Interest expense:
Southern California	(7,692)	(6,600)
Northern California	(3,777)	(3,343)
Pacific Northwest	(1,888)	(1,565)
Other non-segment areas	(4,796)	(3,573)
	(18,153)	(15,081)

Amortization of deferred financing costs	(563)	(457)
General and administrative	(4,573)	(3,479)
Legal settlement	(1,500)	-
Management and other fees from affiliates	931	1,337
Gain on sale of real estate	5,276	-
Interest and other income	2,431	689
Equity income in co-investments	2,843	(5)
Minority interests	(1,450)	(881)
Income tax provision	(1,100)	(23)

Income from continuing operations	$16,466	$10,399

	Six Months Ended
	June 30,
	2005	2004
Revenues:
Southern California	$91,719	$78,951
Northern California	32,780	30,644
Pacific Northwest	28,242	24,385
Other non-segment areas	1,891	1,278
Total property revenues	$154,632	$135,258

Net operating income:
Southern California	$62,256	$53,130
Northern California	22,402	20,847
Pacific Northwest	18,309	15,690
Other non-segment areas	608	202
Total net operating income	103,575	89,869

Depreciation and amortization:
Southern California	(20,383)	(19,663)
Northern California	(8,028)	(8,337)
Pacific Northwest	(7,334)	(4,367)
Other non-segment areas	(3,877)	(3,000)
	(39,622)	(35,367)
Interest expense:
Southern California	(15,161)	(12,665)
Northern California	(7,568)	(6,394)
Pacific Northwest	(3,338)	(3,270)
Other non-segment areas	(10,233)	(7,062)
	(36,300)	(29,391)

Amortization of deferred financing costs	(1,039)	(730)
General and administrative	(9,014)	(6,346)
Legal settlement	(1,500)	-
Management and other fees from affiliates	7,507	2,617
Gain on sale of real estate	6,391	-
Interest and other income	2,954	1,259
Equity income in co-investments	17,554	1,095
Minority interests	(2,741)	(1,649)
Income tax provision	(1,201)	(86)

Income from continuing operations	$46,564	$21,271

	June 30,	December 31,
	2005	2004
Assets:
Net real estate assets:
Southern California	$1,232,871	$1,162,803
Northern California	451,292	458,199
Pacific Northwest	376,143	358,219
Other non-segment areas	43,021	62,321
Total net real estate assets	2,103,327	2,041,542
Other non-segment assets	143,029	175,675
Total assets	$2,246,356	$2,217,217

	June 30,	December 31,
	2005	2004
Assets:
Net real estate assets:
Southern California	$1,232,871	$1,162,803
Northern California	451,292	458,199
Pacific Northwest	376,143	358,219
Other non-segment areas	43,021	62,321
Total net real estate assets	2,103,327	2,041,542
Other non-segment assets	143,029	175,675
Total assets	$2,246,356	$2,217,217

(6)	Net Income Per Common Unit
(Amounts in thousands, except per unit data)
	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Units		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common units	$13,419	25,369	$0.53	$5,902	25,225	$0.23
Income (loss) from discontinued operations	28,944	25,369	1.14	(41)	25,225	(0.00)
	42,363		$1.67	5,861		$0.23

Effect of Dilutive Securities:
Stock options (1)	--	183		--	151
Vested series Z incentive units	--	120		--	71
-		303		-	222

Diluted:
Income from continuing operations available
to common units	13,419	25,672	$0.52	5,902	25,447	$0.23
Income (loss) from discontinued operations	28,944	25,672	1.13	(41)	25,447	(0.00)
	$42,363		$1.65	$5,861		$0.23

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income (1)	Units	Amount
Basic:
Income from continuing operations available
to common units	$40,469	25,369	$1.59	$12,182	25,167	$0.49
Income (loss) from discontinued operations	31,080	25,369	1.23	338	25,167	0.01
	71,549		$2.82	12,520		$0.50

Effect of Dilutive Securities:
Stock options (1)	--	188		--	149
Vested series Z incentive units	--	119		--	71
-		307		-	220

Diluted:
Income from continuing operations available
to common units	40,469	25,676	$1.58	12,182	25,387	$0.48
Income (loss) from discontinued operations	31,080	25,676	1.21	338	25,387	0.01
	$71,549		$2.79	$12,520		$0.49

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Number of options	39,274	--	33,356	--
Range of exercise prices	$69.82 - $84.50	n/a	$69.69 - $85.50	n/a

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

At June 30, 2005, derivative instruments designated as cash flow hedges were recorded as a net derivative liability of $1.6 million and were included in accounts payable and other liabilities. The net change in fair value of the derivative instruments for the six months was a net unrealized loss of $1.6 million. Derivatives designated as cash flow hedges is separately disclosed in the statement of changes in partners’ capital and accumulated other comprehensive income (loss).  No hedge ineffectiveness on cash flow hedges was recognized during 2005. The Operating Partnership did not have accumulated other comprehensive income (loss) in 2004.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s hedged debt. The Operating Partnership is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 27 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

(8)	Discontinued Operations

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

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for the period ended March 31, 2004. Upon reclassification as held for sale at June 30, 2004, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $756,000. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Operating Partnership sold Golden Village for $6.7 million. No gain or loss was recognized on the sale

In January 2005, the Operating Partnership sold four non-core assets that were acquired in conjunction with the John M. Sachs’s merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Operating Partnership had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Operating Partnership recorded a gain of $735,000 on the sale of these assets. As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

The Operating Partnership sold the Eastridge Apartments during June 2005, and the Operating Partnership has recorded the operations and gain on sale of Eastridge Apartments as part of discontinued operations in the accompanying consolidated statement of operations for all periods presented (see Note 2 for more details).

The components of discontinued operations for Eastridge Apartments and the properties held for sale as of December 31, 2004 are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Rental revenues	$574	$693	$1,233	$1,381
Interest and other	-	526	1,134	1,555
Revenues	574	1,219	2,367	2,936

Property operating expenses	(114)	(504)	(506)	(1,337)
Impairment charge	-	(756)	-	(1,261)
Operating income (loss) from real estate sold	460	(41)	1,861	338

Gain on sale of real estate	28,484	-	29,219	-

Income (loss) from discontinued
operations	$28,944	$(41)	$31,080	$338

(9) Commitments and Contingencies

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. During the three and six months ended June 30, 2005, the Operating Partnership recorded $1.5 million for legal settlement costs. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 and our Current Report on Form 10-Q for the six months ended June 30, 2005. Unless otherwise noted, all dollar amounts are in millions.

Essex is a fully integrated Real Estate Investment Trust (REIT), property revenues are generated primarily from multifamily property operations, which are located in three major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas)
	As of June 30, 2005		As of June 30, 2004
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	12,724	54%	11,669	53%
Northern California	4,621	20%	4,605	21%
Pacific Northwest	5,831	25%	5,212	24%
Other	302	1%	578	3%
Total	23,478	100%	22,064	100%

Operating Results

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Our average financial occupancies increased 1.0% to 96.7% as of June 30, 2005 from 95.7% as of June 30, 2004 for the multifamily Quarterly Same Store Properties. The regional breakdown for the three months ended June 30, 2005 and 2004 is as follows:

	Three months ended
	June 30,
	2005	2004
Southern California	96.5%	95.3%
Northern California	97.2%	96.9%
Pacific Northwest	96.8%	95.6%

Total Property Revenues increased 12% to $78.0 million in the second quarter of 2005 from $69.6 million in the second quarter of 2004. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the same store properties.

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues - quarterly
Quarterly Same Store Properties
Southern California	49	$31,834	$30,169	$1,665	5.5%
Northern California	16	12,597	12,524	73	0.6
Pacific Northwest	26	12,058	11,776	282	2.4
Total property revenues
Same Store Properties	91	56,489	54,469	2,020	3.7
Property revenues - properties
acquired subsequent to
March 31, 2004 (1)		21,476	15,147	6,329	41.8
Total property revenues		$77,965	$69,616	$8,349	12.0%

 (1) Also includes three office buildings, three recreational vehicle parks, one manufactured housing community, redevelopment and development communities.

Same Store Property Revenues increased by $2,020,000 or 3.7% to $56,489,000 in the second quarter of 2005 from $54,469,000 in the second quarter of 2004. The increase was primarily attributable to increased occupancy in all regions and a reduction in concessions in Southern California and the Pacific Northwest.

Non Same Store Property Revenues increased by $6,329,000 or 41.8% to 21,476,000 in the second quarter of 2005 from $15,147,000 in the second quarter of 2004. The increase was primarily generated from communities acquired and or developed and increased rents from redeveloped properties. Subsequent to March 31, 2004, we acquired 4,959 units, redeveloped units and completed the construction of 756 units.

Total Expenses increased 17% to $70,430,000 in the second quarter of 2005 from $60,334,000 in the second quarter of 2004. The increase was due to depreciation and amortization, interest, and general and administrative expenses related to the non-same store units referenced above. Depreciation and amortization increased 14% to $20,043,000 in the second quarter from $17,526,000 in the second quarter of 2004 due to increase in properties. General and administrative expense was $4,573,000 or an increase of 31% in the second quarter of 2005 from $3,479,000 in the second quarter of 2004. The increase in 2005 is primarily due to an increase in compensation expense.

Legal settlement increased to $1,500,000 for the second quarter of 2005 due to a legal settlement recorded for $1,500,000.

Gain on sale of real estate increased to $5,276,000 for the second quarter of 2005 resulting from $3.8 million recognition of deferred gain from the sale of The Essex at Lake Merritt and $1.4 million from our taxable REIT subsidiaries.

Interest expense increased by 20% in the second quarter of 2005 to $18,153,000, net of interest capitalized as a cost of apartment communities under development of $454,000, compared to $15,081,000 for the second quarter of 2004. The increase was mainly due to increase in short term rates and paying down lines of credit with permanent financing in the second quarter.

Income tax provision increased by $1.1 million in the second quarter of 2005 to $1.1 million from $23,000 in the second quarter of 2004 due to sale transactions related to our taxable REIT subsidiaries.

Discontinued operations increased by $28,985,000 to $28,944,000 from the three months ended June 30, 2005 from a loss of $41,000 for the three months ended June 30, 2004. The increase was due mainly to a gain on sale of the Eastridge property of $30,525,000 offset by a deferred gain of $2.2 million relating to a participating loan with the buyer.

Operating Results

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Our average financial occupancies increased 0.9% to 96.6% for the six months ended June 30, 2005 from 95.7% for the six months ended June 30, 2004 for the multifamily Same Store Properties. The regional breakdown for the six months ended June 30, 2005 and 2004 is as follows:

	Six Months Ended
	June 30,
	2005	2004
Southern California	96.3%	95.6%
Northern California	97.0%	96.3%
Pacific Northwest	96.7%	95.6%

Total Property Revenues increased by $19.4 million or 14.3% to $154.6 million in the six months ended June 30, 2005 from $135.3 million in the six months ended June 30, 2004. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Same Store Properties.

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues
Same Store Properties
Southern California	49	$63,290	$60,168	$3,122	5.2%
Northern California	16	24,994	24,983	11	-
Pacific Northwest	26	24,075	23,559	516	2.2
Total property revenues
Same Store Properties	91	112,359	108,710	3,649	3.4
Property revenues - properties
acquired subsequent to
December 31, 2003 (1)		42,273	26,548	15,725	59.2
Total property revenues		$154,632	$135,258	$19,374	14.3%

(1) Also includes three office buildings, three recreational vehicle parks, one manufactured housing community, redevelopment and development communities.

Same Store Property Revenues increased by $3,649,000 or 3.4% to $112,359,000 for the six months ended June 30, 2005 from $108,710,000 for the six months ended June 30, 2004. The increase was primarily attributable to increased occupancy in all regions and a reduction in concessions in Southern California and the Pacific Northwest.

Non Same Store Property Revenues increased by $15,725,000 or 59.2% to 42,273,000 for the six months ended June 30, 2005 from $26,548,000 for the six months ended June 30, 2004. The increase was primarily generated from communities acquired and or developed and increase rents from redeveloped properties. Subsequent to December 31, 2003, we acquired 4,959 units, redeveloped units and completed the construction of 756 units.

Total Expenses increased 18% to $138,532,000 for the six months ended June of 2005 from $117,223,000 for the six months ended June of 2004. The increase was mainly due to depreciation and amortization, interest, and general and administrative expenses related to the non-same store units referenced above. Depreciation and amortization increased 12% to $39,622,000 for the six months ended June of 2005 from $35,367,000 for the six months ended June of 2004 due to increase in properties. General and administrative totaled $9,014,000 or 42% for the six months ended June of 2005 from $6,346,000 for the six months ended June of 2004. The increase in 2005 is primarily due to an increase in compensation expense.

Legal settlement increased to $1,500,000 for the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2004, due to a legal settlement recorded for $1,500,000 in the second quarter of 2005.

Gain on sale of real estate increased to $6,391,000 for the six months ended June 30, 2005 as compared to $0 for the six months ended June 30, 2004 resulting from $5.0 million recognition of deferred gain from the sale of The Essex at Lake Merritt and $1.4 million from our taxable REIT subsidiaries.

Interest expense increased by 24% for the six months ended June of 2005 to $36,300,000, net of interest capitalized cost of apartment communities under development of $511,000, as compared to $29,391,000 for the six months ended June of 2004. The increase was mainly due to an increase in short term rates and paying down lines of credit with permanent financing in the six months ended June of 2005.

Discontinued operations increased by $30,742,000 to $31,080,000 for the six months ended June 30, 2005 from $338,000 for the six months ended June 30, 2004. The increase was due mainly to an increase in operating income for real estate sold of $1,523,000 and a gain on sale of the Eastridge property of $30,525,000 offset by a deferred gain of $2.2 million relating to a participating loan with the buyer.

Liquidity and Capital Resources

Standard and Poor's has an existing issuer credit ratings of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P., and BBB- for the Senior Unsecured Debt for Essex Portfolio L.P.

Cash flows from operations are a vital source of liquidity and are generated through property operations, working capital, lines of credit, net proceeds from public and private debt and equity issuances, refinancing of maturing loans, and proceeds generated from the sale of properties. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Operating Partnership had an $185,000,000 unsecured line of credit as of June 30, 2005, and $91,800,000 was outstanding with an interest rate of approximately 4.03%. This facility matures in April 2007, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 1.0%. We also have a $100 million credit facility from Freddie Mac, which is secured by six of Essex's multifamily communities. As of June 30, 2005, we had $94 million outstanding under this line of credit, which bears a 3.1 percent interest rate and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II obtained a credit facility during the first quarter of 2005, aggregating $50,000,000, and during the second quarter of 2005 Fund II amended the credit facility increasing the facility to $115 million. This line bears interest at LIBOR plus 0.875%, and matures in June 2007. At the end of the second quarter, the Company had the capacity to issue up to $219,455,250 in equity securities, and the Operating Partnership had the capacity to issue up to $250,000,000 of debt securities under our existing shelf registration statements. Subsequent to June 30, 2005, the Operating Partnership originated a mortgage loan secured by the Esplanade Apartment property in the amount of $40.3 million, with an interest rate of 4.93%, which matures on August 1, 2015.

We believe that funds from operations, the unused portions of our lines of credits, credit facilities, and the $33,077,000 of unrestricted cash and cash equivalents as of June 30, 2005, will adequately fulfill our liquidity requirements to fund:

▪	recurring operating requirements;
▪	debt service and maturity payments;
▪	preferred stock dividends and DownREIT partnership unit distributions;
▪	the minimum dividend payments required to maintain our REIT qualification under the Internal Revenue Code of 1986;
▪	development and redevelopment projects currently underway; and
▪	investment opportunities through acquisitions of improved property.

As of June 30, 2005, our total mortgage notes payable totaled $1,127,660,000 which consisted of $932,761,000 in fixed rate debt with interest rates varying from 4.25% to 8.18% and maturity dates ranging from 2006 to 2034 and $194,899,000 of tax-exempt variable rate demand bonds with a weighted average interest rate of 3.6%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

The Operating Partnership pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

In an effort to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007, Essex entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or around October 1, 2007. We believe that this will be effective in offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting.

There can be no assurance that the Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements. Future working capital and borrowings under the lines of credit may not be available, or if available, may not be sufficient to meet the Operating Partnership's requirements, and we may not be able to sell properties in a timely manner and under terms and conditions that we deem acceptable.

Capital Expenditures
Non-revenue generating capital expenditures are costs associated with improvements and/or upgrades that extend the useful life of the property. These expenses do not include the improvement costs that are related to (a) improvements required as a condition to funding mortgage loans, (b) expenditures for acquisition properties' renovations and/or improvements, and (c) renovation expenditures required pursuant to redevelopment and other revenue generating capital improvements. We expect to spend approximately $410 per weighted average occupancy unit in non-revenue generating capital expenditures for the year ending December 31, 2005. It is expected that cash from operations and/or the Operating Partnership lines of credit will fund these expenditures. However, actual expenditures and/or funding for 2005 could be significantly different than our current expectations.

Development
We currently have two development projects in our pipeline, aggregating 475 units, with total incurred costs to-date of $19.3 million and estimated remaining costs of approximately $95.0 million. There are two consolidated development projects:
•	Northwest Gateway, which is located in Los Angeles, California and will consist of 275 units.
•	Moorpark, which is located in Ventura County, California and will consist of 200 units.

Redevelopment
Our redevelopment strategy strives to improve the financial and physical aspects of our redevelopment apartment communities targeting a 15 percent return on the incremental renovation investment. Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density and larger floor plans that represent excellent redevelopment conditions. As of June 30, 2005, we had six communities, aggregating 1,905 units in various stages of redevelopment. Total redevelopment costs incurred at these projects as of June 30, 2005 were approximately $33.9 million, of which $23.1 million estimated remains to be expended.

Alternative Capital Sources
The Essex Apartment Value Fund II (“Fund II”), a value added discretionary fund, is utilized as Essex’s investment vehicle (subject to certain exceptions) until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Fund II invests in multifamily properties in the Operating Partnership’s targeted West Coast markets with a focus on investment opportunities in the Seattle Metropolitan Area and the San Francisco Bay Area. Fund II announced its final closing on partner equity commitments on September 27, 2004. There are eight institutional investors including Essex with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Consistent with Fund I, the Operating Partnership will record revenue for its asset management, property management, development and redevelopment services, and promote distributions should Fund II exceed certain financial return benchmarks.

Consolidated Variable Interest Entities
Essex consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $232.9 million and $155.5 million, respectively, as of June 30, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Consolidated properties were encumbered by third party, non-recourse loans totaling $150.6 million and $151.3 million as of June 30, 2005 and December 31, 2004, respectively.

Unconsolidated Variable Interest Entities
As of June 30, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of June 30, 2005 were approximately $113.6 million and $73.3 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commitments as of June 30, 2005, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2006 and	2008 and
(In thousands)	2005	2007	2009	Thereafter	Total
Mortgage notes payable	$6,493	$151,446	$208,728	$760,992	$1,127,659
Lines of credit	-	91,800	93,735	-	185,535
Development commitments (1)	16,000	79,000	-	-	95,000
Redevelopment commitments (2)	12,000	11,066	-	-	23,066
Essex Apartment Value Fund II, L.P.
capital commitment (3)	20,717	37,500	-	-	58,217
	$55,210	$370,812	$302,463	$760,992	$1,489,477

(1) $191 of these commitments relate to actual contracts as of June 30, 2005.

(2) $7,399 of these commitments relate to actual contracts as of June 30, 2005.

(3) The Operating Partnership has a total commitment of $58,217, as of June 30, 2005. The amounts provided by year are management’s best estimate of the timing of the funding of such commitments. These estimates could change if the timing of Fund II’s acquisition of real estate changes.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates;(iii) internal cost capitalization; (iv) and qualification as a REIT. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Operating Partnership assesses each entity in which it has an investment or contractual relationship to determine if it may be deemed to be a VIE. If such an entity is a VIE, then the Operating Partnership analyzes the expected residual returns and expected losses to determine who is the primary beneficiary. If the Operating Partnership is the primary beneficiary, then the entity is consolidated. The analysis required to identify VIEs and primary beneficiaries is complex and judgmental, and the analysis must be applied to various types of entities and legal structures.

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

New Accounting Pronouncements Issued But Not Yet Adopted

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partner Have Certain Rights.”This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus is currently applicable to the Operating Partnership for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. The Operating Partnership is currently evaluating the effect of this consensus on its consolidation policies.

In December 2004, the FASB issued SFAS No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective for fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of APB No. 29”. This Statement amends APB Opinion No. 29, “Accounting for Non-monetary Transactions” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. That exception required that some non-monetary exchanges be recorded on a carryover basis versus this Statement, which requires that an entity record a non-monetary exchange at fair value and recognize any gain or loss if the transaction has commercial substance. This Statement is effective for fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations.

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Operating Partnership's anticipated development projects in 2005, the anticipated sale of the remaining properties of the Essex Apartment Value Fund, L.P.("Fund I"), and estimate of the resulting incentive and promote interest, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership's investment focus in such regions, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

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

Development and Redevelopment Activities

The Operating Partnership pursues multifamily residential properties and development and redevelopment projects from time to time. These projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership's development and redevelopment activities generally entail certain risks, including the following:

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

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with higher historical levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates. During the second quarter of 2005, the Operating Partnership originated mortgage loans totaling $45.8 million on five of its wholly-owned properties. The mortgage loans consisted of two loans aggregating $32.9 million with interest rates of 5.44% maturing on May 1, 2014, two loans aggregating $6.5 million with a 5.39% interest rate maturing on January 1, 2013, and a loan in the amount of $6.4 million with a 5.18% interest rate maturing on May 1, 2009.

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of June 30, 2005 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments.

								Estimated
For the Years Ended	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Fixed rate debt
(In thousands)
Amount	$7,487	$17,536	$125,830	$155,480	$532,478	$93,950	$932,761	$1,170,055
Average interest rate	6.6%	6.6%	6.6%	6.6%	6.6%	6.6%

Variable rate debt
(In thousands)
Amount	$--	$8,080	$91,800	$--	$93,735	$186,818	$380,433	$380,433
Average interest	--	3.8%	3.8%	--	3.1%	3.8%

The table incorporates only those exposures that exist as of June 30, 2005; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007. At June 30, 2005, this transaction is considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualifies for hedge accounting.

As of June 30, 2005, the Operating Partnership owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Operating Partnership to be reimbursed in the event the interest rate on $138.9 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.9%.

Item 4: Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

In April 2004, an employee lawsuit was filed against the Operating Partnership in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. At June 30, 2005, the Operating Partnership recorded $1.5 million for legal settlement costs. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

The Operating Partnership is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item 6: Exhibits

A.	Exhibits

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P.
(Registrant)

Date: August 9, 2005

By:	By: Essex Property Trust, Inc. Its General Partner By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer and Principal Accounting Officer)