Form 10-Q
period 2005-09-30
ESSEX PORTFOLIO LP
filed 2005-11-10
CIK 1053059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets
Real estate:
Rental properties:
Land and land improvements	$554,028	$536,600
Buildings and improvements	1,935,543	1,834,594
	2,489,571	2,371,194
Less accumulated depreciation	(380,772)	(329,652)
	2,108,799	2,041,542
Real estate investments held for sale, net of accumulated
depreciation of $496 as of December 31, 2004	-	14,445
Investments	27,637	49,712
Real estate under development	34,834	38,320

	2,171,270	2,144,019
Cash and cash equivalents-unrestricted	19,365	10,644
Cash and cash equivalents-restricted	15,027	21,255
Notes and other receivables from related parties	1,202	1,435
Notes and other receivables	8,069	9,535
Prepaid expenses and other assets	20,968	19,591
Deferred charges, net	10,424	10,738
Total assets	$2,246,325	$2,217,217

Liabilities and Partners' Capital
Mortgage notes payable	$1,164,504	$1,067,449
Lines of credit	149,735	249,535
Accounts payable and accrued liabilities	45,024	29,997
Dividends payable	22,700	21,976
Other liabilities	12,522	11,853
Deferred gain	2,193	5,000

Total liabilities	1,396,678	1,385,810
Minority interests	46,344	49,254
Redeemable convertible limited partnership units	4,750	4,750

Partners' capital:
General partner:
Common equity	593,967	566,865
Preferred equity (liquidation value of $25,000)	24,412	24,412
	618,379	591,277
Limited partners:
Common equity	53,393	59,436
Preferred equity (liquidation value of $185,000)	126,690	126,690
	180,083	186,126
Accumulated other comprehensive income	91	-

Total partners' capital	798,553	777,403
Commitments and contingencies
Total liabilities and partners' capital	$2,246,325	$2,217,217

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental and other property	$80,219	$71,733	$234,851	$206,991
Management and other fees from affiliates	1,601	15,701	9,108	18,318
	81,820	87,434	243,959	225,309
Expenses:
Property operating, excluding real estate taxes	19,592	18,673	57,198	52,494
Real estate taxes	7,066	6,253	20,517	17,821
Depreciation and amortization	20,323	18,061	59,945	53,428
Interest	18,566	16,394	54,866	45,785
Amortization of deferred financing costs	451	449	1,490	1,179
General and administrative	4,560	7,639	13,574	13,985
Other expenses	1,400	-	2,900	-
	71,958	67,469	210,490	184,691

Gain on sale of real estate	-	7,909	6,391	7,909
Interest and other income	4,978	836	7,932	2,095
Equity income in co-investments	21	15,365	17,575	16,460
Minority interests	(1,433)	(877)	(4,174)	(2,526)
Income from continuing operations before income
tax provision	13,428	43,198	61,193	64,555
Income tax provision	(1,185)	(122)	(2,386)	(208)
Income from continuing operations	12,243	43,076	58,807	64,347

Discontinued operations
Operating income from real estate sold	-	646	1,861	984
Gain on sale of real estate	-	-	29,219	-
Income from discontinued operations	-	646	31,080	984
Net income	12,243	43,722	89,887	65,331
Write off of Series E preferred unit offering costs	-	(1,575)	-	(1,575)
Preferred return to general partner - Series F	(488)	(488)	(1,465)	(1,464)
Distributions to preferred units - limited partners	(2,559)	(3,502)	(7,678)	(11,615)
Net income available to common units	$9,196	$38,157	$80,744	$50,677
Per common unit data:
Basic:
Income from continuing operations available to
common units	$0.36	$1.48	$1.96	$1.97
Income from discontinued operations	-	0.03	1.22	0.04
Net income available to common units	$0.36	$1.51	$3.18	$2.01
Weighted average number of common units
outstanding during the period	25,405,930	25,301,913	25,381,534	25,212,179
Diluted:
Income from continuing operations available to
common units	$0.36	$1.47	$1.94	$1.95
Income from discontinued operations	-	0.02	1.21	0.04
Net income available to common units	$0.36	$1.49	$3.15	$1.99
Weighted average number of common units
outstanding during the period	25,711,320	25,567,452	25,671,923	25,445,166

Distribution per Operating Partnership common unit	$0.81	$0.79	$2.43	$2.37

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital and
Comprehensive Income for the nine months ended
September 30, 2005
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
							Other
	Common Equity		Preferred Equity	Common Equity		Preferred Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income	Total
Balances at December 31, 2004	23,034	$566,865	$24,412	2,478	$59,436	$126,690	$-	$777,403

Issuance of common units under
stock-based compensation plan	105	4,662	-	-	-	-	-	4,662
Redemption of limited partner
common units	-	-	-	(89)	(2,698)	-	-	(2,698)
Vested series Z and Z-1 incentive units	-	-	-	30	362	-	-	362
Reallocation of partners' capital (1)	-	5,509	-	-	(5,509)	-	-	-
Comprehensive income:
Net income	-	73,039	1,464	-	7,707	7,677	-	89,887
Change in fair value of cash flow hedges	-	-	-	-	-	-	91	91
Comprehensive income	-	-	-	-	-	-	-	89,978
Partners' distributions	-	(56,108)	(1,464)	-	(5,905)	(7,677)	-	(71,154)
Balances at September 30, 2005	23,139	$593,967	$24,412	2,419	$53,393	$126,690	$91	$798,553

(1) During the nine months ended September 30, 2005, the Operating Partnership recorded a true-up of the reallocation of minority interest as of December 31, 2004. This true-up was not material to partners’ capital at either September 30, 2005 or December 31, 2004.

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Net cash provided by operating activities	$106,652	$87,867

Cash flows from investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(30,968)	(129,464)
Capital expenditures and redevelopment	(23,510)	(11,557)
Additions to real estate under development	(22,540)	(11,696)
Dispositions of real estate and investments	6,585	91,735
Change in restricted cash	6,228	(8,688)
Additions to notes receivable from related parties and other receivables	(3,278)	(5,234)
Repayment of notes receivable from related parties and other receivables	4,925	1,373
Net distributions from (contributions to) limited partnerships	43,341	17,356
Net cash used in investing activities	(19,217)	(56,175)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	152,971	321,702
Repayment of mortgage notes payable and lines of credit	(154,813)	(215,051)
Additions to deferred charges	(1,167)	(4,032)
Net proceeds from stock options exercised	4,143	4,022
Distributions to limited partners and minority interest	(17,353)	(21,299)
Redemption of limited partnership units and minority interest	(5,463)	(5,624)
Redemption of Series E limited partnership units	-	(55,000)
Distributions to general partner	(57,032)	(54,954)
Net cash used in financing activities	(78,714)	(30,236)

Net increase in cash and cash equivalents	8,721	1,456
Cash and cash equivalents at beginning of period	10,644	14,768
Cash and cash equivalents at end of period	$19,365	$16,224

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $647 and $3,108 capitalized
in 2005 and 2004, respectively	$54,245	$44,352

Assumption of mortgage loans payable in conjunction with the purchases of real estate	$-	$167,635
Common stock issued pursuant to phantom stock plan	$362	$39
Issuance of Limited partnership units in connection with the purchase of real estate	$-	$6,479
Transfer of real estate under development to rental properties	$23,102	$-
Proceeds from disposition of real estate held by exchange facilitator	$62,000	$9,536

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005 and 2004
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

The Company is the sole general partner in the Operating Partnership, with a 90.5% and 90.3% general partnership interest as of September 30, 2005 and December 31, 2004, respectively. See below for a description of entities consolidated by the Operating Partnership for all periods presented pursuant to its adoption of FIN 46 Revised.

As of September 30, 2005, the Operating Partnership has ownership interests in 125 multifamily properties (containing 25,950 units), three office buildings (with approximately 166,340 square feet), three recreational vehicle parks (comprising 562 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas) and other areas (Houston, Texas).

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

On September 27, 2004 the Operating Partnership announced the final closing of partner equity commitments for Essex Apartment Value Fund II (“Fund II”). Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II will invest in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II will be the Operating Partnership’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, the Operating Partnership will record revenue for its asset management, property management, development and redevelopment services, and promote distributions should Fund II exceed certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the

Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $232.2 million and $156.0 million, respectively, at September 30, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $150.3 million and $151.3 million as of September 30, 2005 and December 31, 2004, respectively.

As of September 30, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of September 30, 2005 were approximately $97.8 million and $74.2 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

    Stock-Based Compensation

Stock-based compensation expense under the fair value method was $308,000 and $169,000 for the three months ended September 30, 2005 and 2004, respectively and $679,000 and $496,000 for the nine months ended September 30, 2005 and 2004, respectively. There were 6,000 stock options granted during the three months ended September 30, 2005 and no options granted for the three months ended September 30, 2004. There were 143,800 and 20,000 options granted for the nine months ended September 30, 2005 and 2004, respectively. The average fair value of stock options granted was $12.07 for the three months ended September 30, 2005, and $9.60 and $7.11 per share for the nine months ended September 30, 2005 and 2004, respectively. The fair value was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock price	$89.33 - $89.98	$62.34	$69.11 - $89.98	$62.34
Risk-free interest rates	3.94% - 4.06%	3.94%	3.64% - 4.30%	3.94%
Expected lives	6 years	5 years	5-6 years	5 years
Volatility	18.54%	19.07%	18.09% -18.54%	19.07%
Dividend yield	4.22% - 4.24%	5.07%	4.22% - 5.13%	5.07%

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

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective for fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations.

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

(2) Significant Transactions for the Quarter Ended September 30, 2005

    (A) Acquisitions

On September 28, 2005, the Operating Partnership acquired Marbella Apartments, a 60-unit apartment community, located in Los Angeles, California, for approximately $13.6 million. The community is in proximity to other existing properties.

    (B) Development Communities

The Operating Partnership defines development communities as new apartment properties that are being constructed or are newly constructed, which are in a phase of lease-up and have not yet reached stabilized operations. As of September 30, 2005, the Operating Partnership had ownership interests in three development communities (excluding development projects owned by the Essex Apartment Value Fund, L.P. described below), aggregating 505 multifamily units. The estimated total cost of the three development communities is $122.8 million with $98.8 million remaining to be expended.

(C)	Redevelopment Communities

The Operating Partnership defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. Redevelopment communities typically have some apartment units that are not available for rent and, as a result, may have less than stabilized operations. At September 30, 2005, the Operating Partnership had ownership interests in six redevelopment communities, aggregating 1,905 multifamily units with estimated redevelopment costs of $33.9 million, of which approximately $19.3 million remains to be expended.

(D) Debt

On July 14, 2005, the Operating Partnership obtained a non-recourse mortgage loan on previously unencumbered property in the aggregate amount of $40.3 million with a fixed interest rate of 4.935% for a 10-year term that matures on August 1, 2015.

(E) Equity

On September 21, 2005, the Operating Partnership declared a quarterly distribution of $0.48828 per share, which represents an annual distribution of $1.9531 per share on its 7.8125% Series F Cumulative Redeemable Preferred Shares. Distributions are or will be payable on December 1, 2005 to shareholders of record as of November 16, 2005.

On September 21, 2005, the Operating Partnership declared a regular quarterly cash distribution of $0.81 per common unit, which was payable on October 15, 2005 to unitholders of record as of September 30, 2005. On an annualized basis, the distribution represents a distribution of $3.24 per common unit.

(F)	Interest and Other Income

During 2005, the Operating Partnership received from the developer at The Essex at Lake Merritt property approximately $4.3 million and $6.1 million of participating interest for the three and nine months ended September 30, 2005, respectively.

(G)	The Essex Apartment Value Fund ("Fund I")

Fund I has sold all of its apartment communities, aggregating 4,646 units, which were provided for in the purchase and sale agreement with United Dominion Realty Trust, Inc. (UDR) for the agreed upon contract price of approximately $756 million. The UDR sales included River Terrace, a newly developed 250-unit apartment community located in Santa Clara, California, which was sold on August 3, 2005 for approximately $63.0 million.

Subsequent to the quarter, Fund I sold its remaining asset Kelvin Avenue, a land parcel, which is permitted for the development of a 132-unit multifamily community, located in Irvine, California, for a contract price of $10.5 million. Fund I has guaranteed to refund $500,000 to the buyer, if necessary entitlements are not obtained pursuant to the requirements of the purchase and sale agreement.

(H) The Essex Apartment Value Fund II (“Fund II”)

On September 1, 2005, Fund II acquired Echo Ridge Apartments, a 120-unit apartment community, located in Snoqualmie, Washington, for approximately $17.9 million. Echo Ridge is comprised of 21, 2-story apartment buildings, within a 1,300-acre master planned community.

 On September 30, 2005, Fund II acquired Morning Run Apartments, a 222-unit apartment community, located in Monroe, Washington,  for approximately $19.75 million. Morning Run consists of 20, two- and three-story buildings, located on 11 acres.

(3)	Investments

The following table details the Operating Partnership's investments (dollars in thousands):
	September 30,	December 31,
	2005	2004
Investments in joint ventures accounted for under the equity method of accounting:

Direct and indirect LLC member interests of approximately 49.9%
in Newport Beach South, LLC	$-	$11,524
Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	2,570	14,140
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	17,761	17,242
Preferred limited partnership interests in Mountain Vista
Apartments (A)	6,806	6,806
	27,137	49,712
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	-
Total investments	$27,637	$49,712

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Operating Partnership.

The combined summarized financial information of investments, which are accounted for under the equity method, are as follows (dollars in thousands).

	September 30,	December 31,
	2005	2004
Balance sheets:
Real estate and real estate under development	$292,400	$322,233
Other assets	22,941	36,709

Total assets	$315,341	$358,942

Mortgage notes payable	$185,841	$203,171
Other liabilities	42,982	21,276
Partners' capital	86,518	134,495
Total liabilities and partners' capital	$315,341	$358,942
Operating Partnership's share of capital	$27,137	$49,712

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Statements of operations:
Total property revenues	$12,458	$15,502	$26,314	$48,856
Total gain on the sales of real estate	5,889	91,089	38,897	91,089
Total expenses	7,044	13,203	21,432	46,119

Total net income	$11,303	$93,388	$43,779	$93,826

Operating Partnership's share of net income	$21	$15,365	$17,575	$16,460

(4)	Related Party Transactions

Notes and other receivables from related parties as of September 30, 2005 and December 31, 2004 consist of the following (dollars in thousands):

	September 30,	December 31,
	2005	2004
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8%, due beginning April 2006	$625	$625
Related party receivables, substantially due on demand	577	810
Total notes and other receivable from related parties	$1,202	$1,435

Related party receivables consist primarily of accrued interest income on notes receivable from joint venture investees and loans to officers, and advances and accrued management fees from joint venture investees.

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from the Operating Partnership’s investees of $705,000 and $1,206,000 for the three months ended September 30, 2005 and 2004, respectively, and $3,098,000 and $3,823,000 for the nine months ended September 30, 2005 and 2004, respectively, and promote income from the Operating Partnership’s investees of $896,000 and $14,495,000 for the three months ended September 30, 2005 and 2004, respectively, and $6,010,000 and $14,495,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

	Three Months Ended
	September 30,
	2005	2004
Revenues:
Southern California	$48,171	$43,607
Northern California	16,505	15,123
Pacific Northwest	14,491	12,310
Other non-segment areas	1,052	693
Total property revenues	$80,219	$71,733

Net operating income:
Southern California	$33,193	$29,137
Northern California	11,032	9,991
Pacific Northwest	9,243	7,855
Other non-segment areas	93	(176)
Total net operating income	53,561	46,807

Depreciation and amortization:
Southern California	(10,619)	(9,724)
Northern California	(4,023)	(3,571)
Pacific Northwest	(3,708)	(3,193)
Other non-segment areas	(1,973)	(1,573)
	(20,323)	(18,061)
Interest expense:
Southern California	(7,750)	(6,911)
Northern California	(4,251)	(3,749)
Pacific Northwest	(1,964)	(1,572)
Other non-segment areas	(4,601)	(4,162)
	(18,566)	(16,394)

Amortization of deferred financing costs	(451)	(449)
General and administrative	(4,560)	(7,639)
Other expenses	(1,400)	-
Management and other fees from affiliates	1,601	15,701
Gain on sale of real estate	-	7,909
Interest and other income	4,978	836
Equity income in co-investments	21	15,365
Minority interests	(1,433)	(877)
Income tax provision	(1,185)	(122)
Income from continuing operations	$12,243	$43,076

(5) Segment Information (continued)
	Nine Months Ended
	September 30,
	2005	2004
Revenues:
Southern California	$139,869	$122,558
Northern California	49,286	45,767
Pacific Northwest	42,733	36,697
Other non-segment areas	2,963	1,969
Total property revenues	$234,851	$206,991

Net operating income:
Southern California	$95,209	$82,111
Northern California	33,370	30,782
Pacific Northwest	27,503	23,498
Other non-segment areas	1,054	285
Total net operating income	157,136	136,676

Depreciation and amortization:
Southern California	(31,115)	(29,427)
Northern California	(11,938)	(11,908)
Pacific Northwest	(11,042)	(7,553)
Other non-segment areas	(5,850)	(4,540)
	(59,945)	(53,428)
Interest expense:
Southern California	(22,912)	(19,809)
Northern California	(11,818)	(10,143)
Pacific Northwest	(5,302)	(4,841)
Other non-segment areas	(14,834)	(10,992)
	(54,866)	(45,785)

Amortization of deferred financing costs	(1,490)	(1,179)
General and administrative	(13,574)	(13,985)
Other expenses	(2,900)	-
Management and other fees from affiliates	9,108	18,318
Gain on sale of real estate	6,391	7,909
Interest and other income	7,932	2,095
Equity income in co-investments	17,575	16,460
Minority interests	(4,174)	(2,526)
Income tax provision	(2,386)	(208)
Income from continuing operations	$58,807	$64,347

	September 30,	December 31,
	2005	2004
Assets:
Net real estate assets:
Southern California	$1,292,846	$1,162,803
Northern California	397,880	458,199
Pacific Northwest	375,508	358,219
Other non-segment areas	42,565	62,321
Total net real estate assets	2,108,799	2,041,542
Other non-segment assets	137,526	175,675
Total assets	$2,246,325	$2,217,217

(6)	Net Income Per Common Unit
(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common units	$9,196	25,406	$0.36	$37,511	25,302	$1.48
Income from discontinued operations	-	25,406	-	646	25,302	0.03
	9,196		$0.36	38,157		$1.51

Effect of Dilutive Securities:
Stock options (1)	--	185		--	176
Vested series Z incentive units	--	120		--	90
	-	305		-	266

Diluted:
Income from continuing operations available to common units	9,196	25,711	$0.36	37,511	25,568	$1.47
Income from discontinued operations	-	25,711	-	646	25,568	0.02
	$9,196		$0.36	$38,157		$1.49

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations available to common units	$49,664	25,382	$1.96	$49,693	25,212	$1.97
Income from discontinued operations	31,080	25,382	1.22	984	25,212	0.04
	80,744		$3.18	50,677		$2.01
Effect of Dilutive Securities:
Stock options (1)	--	171		--	155
Vested series Z incentive units	--	119		--	78
	-	290		-	233

Diluted:
Income from continuing operations available to common units	49,664	25,672	$1.94	49,693	25,445	$1.95
Income from discontinued operations	31,080	25,672	1.21	984	25,445	0.04
	$80,744		$3.15	$50,677		$1.99
				.

The Operating Partnership has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common stock equivalents.

(1) 4,788 and 26,930 stock options are not included in the diluted earnings per common unit calculation for three and nine months ended September 30, 2005, respectively, because the exercise price of the option was greater than the average market price of the common unit for the quarter end and, therefore, the stock options were anti-dilutive.

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

On August 18, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date between January 1 and December 1, 2008. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2008.

These transactions are considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting.

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

At September 30, 2005, derivative instruments designated as cash flow hedges were recorded as a net derivative asset of $91,000 and were included in prepaid expenses and other assets. The net change in fair value of the derivative instruments for the nine months was a net unrealized gain of $91,000. Derivatives designated as cash flow hedges are separately disclosed in the statement of changes in partners’ capital and accumulated other comprehensive income.  No hedge ineffectiveness on cash flow hedges was recognized during 2005. The Operating Partnership did not have accumulated other comprehensive income in 2004.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s hedged debt. The Operating Partnership is hedging its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 39 months (excluding forecasted transactions related to the payment of variable interest on existing financial instruments).

(8)	Discontinued Operations

In the normal course of business, the Operating Partnership will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. The Operating Partnership classifies real estate as "held for sale" when all criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) have been met.

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for the period ended June 30, 2004. Upon reclassification as held for sale at June 30, 2004, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $718,000. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Operating Partnership sold Golden Village for $6.7 million. No gain or loss was recognized on the sale.

In January 2005, the Operating Partnership sold four non-core assets that were acquired in conjunction with the John M. Sachs’s merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Operating Partnership had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Operating Partnership recorded a gain of $668,000 on the sale of these assets, net of minority interests. As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

On June 21, 2005, the Operating Partnership sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for a contract price of approximately $47.5 million. The Operating Partnership acquired Eastridge in 1996 for $19.2 million. In conjunction with the sale, the Operating Partnership deferred $2.2 million of the gain on the sale of Eastridge because an affiliate of the Operating Partnership originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Operating Partnership to financially participate in the buyer’s condominium conversion plan. The Operating Partnership has recorded the operations and gain on sale of Eastridge Apartments as part of discontinued operations in the accompanying consolidated statement of operations for all periods presented.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets, as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Rental revenues	$-	$699	$1,233	$2,080
Interest and other	-	(175)	1,134	1,380
Revenues	-	524	2,367	3,460

Property operating expenses	-	(421)	(506)	(1,758)
Impairment charge	-	543	-	(718)
Operating income from real estate sold	-	646	1,861	984

Gain on sale of real estate	-	-	29,219	-
Income from discontinued operations	$-	$646	$31,080	$984

    (9) Commitments and Contingencies

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Operating Partnership recorded $1.5 million for legal settlement costs. There has been no change to the settlement amount for the current quarter. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes coverage for mold. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

The Operating Partnership is subject to various other lawsuits in the normal course of its business operations. Accordingly, such lawsuits, as well as the class action lawsuit described above, could result in substantial costs and diversion of resources and could have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

     (10) Subsequent Event

On October 28, 2005, the Operating Partnership closed on a $190 million exchangeable senior note offering with a coupon of 3.625%. Concurrent with the offering, the Operating Partnership acquired 286,073 shares of Essex’s common stock priced at $87.39. An additional $35 million aggregate principal amount of notes may be issued, at the option of the initial purchasers, within 30 days of the initial issuance of the notes. The notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Operating Partnership. The notes were sold, on an over-night basis, to 33 qualified institutional buyers in accordance with Rule 144A.

    Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 and our Current Report on Form 10-Q for the nine months ended September 30, 2005. Unless otherwise noted, all dollar amounts are in thousands.

Essex is a fully integrated Real Estate Investment Trust (REIT), property revenues are generated primarily from multifamily property operations, which are located in three major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas)

The Operating Partnership’s consolidated multifamily properties are as follows:
	As of September 30, 2005		As of September 30, 2004
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	12,784	54%	11,669	52%
Northern California	4,621	20%	4,411	20%
Pacific Northwest	5,831	25%	5,457	25%
Other	302	1%	578	3%
Total	23,538	100%	22,115	100%

Operating Results

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

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Our average financial occupancies increased 1.2% to 97.3% as of September 30, 2005 from 96.1% as of September 30, 2004 for the multifamily Quarterly Same Store Properties. The regional breakdown for the three months ended September 30, 2005 and 2004 is as follows:

	Three months ended
	September 30,
	2005	2004
Southern California	97.2%	96.7%
Northern California	97.3%	96.0%
Pacific Northwest	97.3%	95.6%

Total Property Revenues increased 12% to $80.2 million in the third quarter of 2005 from $71.7 million in the third quarter of 2004. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the same store properties.

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues - quarterly
Quarterly Same Store Properties
Southern California	52	$36,203	$34,323	$1,880	5.5%
Northern California	17	13,351	13,033	318	2.4
Pacific Northwest	25	12,084	11,675	409	3.5
Total property revenues
Same Store Properties	94	61,638	59,031	2,607	4.4
Property revenues - quarterly
Properties acquired subsequent to
June 30, 2004 (1)		18,581	12,702	5,879	46.3
Total property revenues		$80,219	$71,733	$8,486	11.8%

(1) Also includes three office buildings, three recreational vehicle parks, one multifamily property located in Houston, Texas, one manufactured housing community, and redevelopment and development communities.

Quarterly Same Store Property Revenues increased by $2.6 million or 4.4% to $61.6 million in the third quarter of 2005 from $59.0 million in the third quarter of 2004. Quarterly Same Store Properties include those stabilized properties owned by the Operating Partnership during each of the three months ended September 30, 2005 and 2004. The increase in third quarter 2005 was primarily attributable to an increase of rents of $1.8 million, and an increase in financial occupancy of 1.2% or $625,000.

Quarterly Non-Same Store Property Revenues increased by $5.9 million or 46.3% to $18.6 million in the third quarter of 2005 from $12.7 million in the third quarter of 2004. Quarterly Non-Same Store Properties include properties acquired subsequent to June 30, 2004, three office buildings, three recreational vehicle parks, one manufactured housing community, and development and redevelopment communities. The increase was primarily generated from communities acquired and or developed and increased rents from redeveloped properties. Subsequent to June 30, 2004, we acquired 4,726 units and completed the construction of 756 units.

Management and other fees from affiliates decreased by approximately $14.1 million in the quarter due primarily to the promote distributions from Fund I being reduced from $14.5 million in 2004 to $900,000 in 2005.

Total Expenses increased 7% to $72.0 million in the third quarter of 2005 from $67.5 million in the third quarter of 2004. The increase was due to depreciation and amortization, interest, and other expenses. Depreciation and amortization increased 13% to $20.3 million in the third quarter from $18.0 million in the third quarter of 2004 due to an increase in the number of owned properties. Total expenses were offset in the third quarter of 2005 by a reduction in general and administrative expense in the amount of $3.1 million as a result of a $4.0 million accrual in employee incentive compensation related to promote distributions from Fund I, recorded during the third quarter of 2004.

Interest expense increased by 13% in the third quarter of 2005 to $18.6 million, net of $136,000 in capitalized interest, compared to $16.4 million for the third quarter of 2004. The increase was mainly due to an increase in short term rates and paying down lines of credit with permanent financing in the third quarter.

Other expenses increased $1.4 million for the third quarter of 2005. As a result of the $6.1 million pretax gain realized in 2005 from the $5 million participating loan at The Essex at Lake Merritt, management has accrued $1.4 million incentive compensation expense to reward the key members of the management team that contributed to the success of this investment.

Gain on sale of real estate was $0 for the third quarter of 2005 compared to a gain of $7.9 million recorded in third quarter of 2004 related to the sale of The Essex at Lake Merritt.

Interest and other income increased to $5.0 million in the third quarter of 2005 compared to $836,000 in third quarter of 2004. During the third quarter of 2005, the Operating Partnership recorded interest income of $4.3 million relating to The Essex at Lake Merritt participating loan.

Equity income in co-investments decreased $15.3 million in the third quarter of 2005 due to the fact the Operating Partnership recorded $14.0 million in equity income related to the sale of Fund I properties during the third quarter of 2004.

Income tax provision increased by $1.1 million in the third quarter of 2005 to $1.2 million from $122,000 in the third quarter of 2004 due to taxable income related to The Essex at Lake Merritt participating loan and our other taxable REIT subsidiaries.

Discontinued operations were $646,000 for the third quarter of 2004 related to the Eastridge Property sold during the second quarter of 2005 and four assets sold during first quarter of 2005 that were non-core assets to the Operating Partnership. There were no assets held for sale during the three months ended September 30, 2005.

Operating Results

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Our average financial occupancies increased 0.9% to 96.8% for the nine months ended September 30, 2005 from 95.9% for the nine months ended September 30, 2004 for the multifamily Same Store Properties. The regional breakdown for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine Months Ended
	September 30,
	2005	2004
Southern California	96.6%	95.9%
Northern California	97.1%	96.2%
Pacific Northwest	97.0%	95.5%

Total Property Revenues increased by $25.2 million or 13.5% to $234.9 million in the nine months ended September 30, 2005 from $207.0 million in the nine months ended September 30, 2004. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Same Store Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues:		(Dollars in thousands)
Property revenues
Same Store Properties
Southern California	49	$95,788	$91,084	$4,704	5.2%
Northern California	16	37,777	37,517	260	0.7
Pacific Northwest	25	35,712	34,773	939	2.7
Total property revenues
Same Store Properties	90	169,277	163,374	5,903	3.6
Property revenues - properties
acquired subsequent to
December 31, 2003 (1)		65,574	43,617	21,957	50.3
Total property revenues		$234,851	$206,991	$27,860	13.5%

(1) Also includes three office buildings, three recreational vehicle parks, one multifamily property located in Houston, Texas, one manufactured housing community, and redevelopment and development communities.

Same Store Property Revenues increased by $5.9 million or 3.6% to $169.3 million for the nine months ended September 30, 2005 from $163.4 million for the nine months ended September 30, 2004. Same Store Properties include those stabilized properties owned by the Operating Partnership during each of the nine months ended September 30, 2004 and September 30, 2005. The increase was primarily attributable an increase in rents of 3.9% for Southern California of $3.7 million, an increase in occupancy of .9%, or $1.4 million, an increase in other property revenues of $415,000, and a decrease in concessions of $152,000.

Non Same Store Property Revenues increased by $22.0 million or 50.3% to $65.6 million for the nine months ended September 30, 2005 from $43.6 million for the nine months ended September 30, 2004. Non-Same Store Properties include properties acquired subsequent to December 31, 2003, three office buildings, three recreational vehicle parks, one manufactured housing community, and development and redevelopment communities. The increase was primarily generated from communities acquired and or developed and increased rents from redeveloped properties. Subsequent to December 31, 2003, we acquired 5,453 units and completed the construction of 756 units.

Management and other fees from affiliates decreased by approximately $9.2 million during the nine months ended September 30, 2005 due primarily to the promote distributions from Fund I being reduced from $14.5 million in 2004 to $6 million in 2005 as the Fund finishes its liquidation of assets. Development and redevelopment fees from Fund I decreased by $800,000 as the expenditures for the Fund's development asset decreased.

Total Expenses increased 14% to $210.5 million for the nine months ended September 30, 2005 from $184.7 million for the nine months ended September 30, 2004. The increase was mainly due to depreciation and amortization, interest expense, real estate taxes, and other expenses. Depreciation and amortization increased 12% to $59.9 million for the nine months ended September 30, 2005 from $53.4 million for the nine months ended September 30, 2004, and real estate taxes increased $2.7 million during the nine months ended 2005 due to an increase in the number of owned properties.

Interest expense increased by 20% for the nine months ended September 30, 2005 to $54.9 million, net of $647,000 of capitalized interest, as compared to $45.8 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in short term rates and paying down lines of credit with permanent financing in the nine months ended September 30, 2005.

Other expenses increased to $2.9 million for the nine months ended September 30, 2005 due to a provision of $1.5 million for a legal settlement recorded in the second quarter of 2005, see Item 1 in Part II - Other Information for additional information. As a result of the $6.1 million pretax gain realized in 2005 from the $5 million participating loan at The Essex at Lake Merritt, management has accrued $1.4 million incentive compensation expense to reward the key members of the management team that contributed to the success of this investment. There were no other expense items in the nine months ended September 30, 2004.

Gain on sale of real estate decreased by $1.5 million for the nine months ended September 30, 2005 to $6.4 million compared to $7.9 million recorded during the nine months ended September 30, 2004. During 2005, Essex recognized $5.0 million in gains deferred on the sale of Essex at Lake Merritt and $1.4 million in gains related to additional real estate sales. The gain of $7.9 million was recorded in third quarter of 2004 and related to the sale of The Essex at Lake Merritt.

Interest and other income increased to $7.9 million for the nine months ended September 30, 2005 compared to $2.1 million for the nine months ended September 30, 2004. The increase relates primarily to interest income of $4.3 million related to The Essex at Lake Merritt participating loan in 2005.

Equity income in co-investments increased $1.1 million for the nine months ended September 30, 2005 as a result of the sale of Fund I properties during the first two quarters of 2005, and $575,000 in equity income related to earnings generated from Funds I and II and other joint ventures.

Income tax provision increased by $2.2 million during the nine months ended September 30, 2005 compared to $208,000 for the nine months ended September 30, 2004 due to taxable income related to our taxable REIT subsidiaries.

Discontinued operations increased by $30.1 million to $31.0 million for the nine months ended September 30, 2005 from $984,000 for the nine months ended September 30, 2004. The increase was due mainly to a gain on sale of the Eastridge property during the second quarter of 2005, for $30.5 million net of minority interest offset by a deferred gain of $2.2 million relating to a participating loan with the buyer.

Liquidity and Capital Resources

Standard and Poor's and Fitch ratings have existing issuer credit ratings of BBB/Stable for Essex Portfolio L.P.

We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2005. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Operating Partnership had an $185,000,000 unsecured line of credit as of September 30, 2005, and $56,000,000 was outstanding with an average interest rate of approximately 4.4%. This facility matures in April 2007, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 1.0%. We also have a $100 million credit facility from Freddie Mac, which is secured by six of the Operating Partnership's multifamily communities. As of September 30, 2005, we had

$94 million outstanding under this line of credit, which bears an average interest rate of 3.1 percent and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II obtained a credit facility during the first quarter of 2005, aggregating $50,000,000, and during the second quarter of 2005 Fund II amended the credit facility increasing the facility to $115 million. This line bears interest at LIBOR plus 0.875%, and matures in June 30, 2007. At the end of the third quarter, we had the capacity to issue up to $219,455,250 in equity securities, and the Operating Partnership had the capacity to issue up to $250,000,000 of debt securities under our existing shelf registration statements. On July 14, 2005, the Operating Partnership originated a mortgage loan secured by the Esplanade Apartment property in the amount of $40.3 million, with an interest rate of 4.935%, which matures on August 1, 2015.

On October 28, 2005, the Operating Partnership closed on a $190 million exchangeable senior note offering with a coupon of 3.625%. Concurrent with the offering, the Company acquired 286,073 shares of Essex’s common stock priced at $87.39. An additional $35 million aggregate principal amount of notes may be issued, at the option of the initial purchasers, within 30 days of the initial issuance of the notes. The notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Operating Partnership. The notes were sold, on an over-night basis, to 33 qualified institutional buyers in accordance with Rule 144A.

The notes are due on November 1, 2025. On or after November 1, 2020, and earlier upon the occurrence of specified events, the notes will be exchangeable at the option of the holder into cash and, in certain circumstances at the Operating Partnership’s option, shares of Essex’s common stock at an initial exchange rate of 9.6852 shares per $1,000 principal amount of notes (or an initial exchange price of approximately $103.25 per share). The initial exchange rate is subject to adjustment in certain circumstances. After November 4, 2010, the Operating Partnership may redeem all or a portion of the notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any).

Note holders may require the Operating Partnership to repurchase all or a portion of the notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the notes on November 1, 2010, November 1, 2015 and November 1, 2020, or after the occurrence of a fundamental change.

Concurrent with or subsequent to the closing of the above mentioned $190 million exchangeable senior note offering, the Operating Partnership executed the following transactions with the use of proceeds from the senior note offering:

▪	Repaid $73.5 million in outstanding indebtedness under the unsecured line of credit;
▪	Repaid $56.9 million in outstanding indebtedness under the credit facility from Freddie Mac;
▪	Repaid $21.3 million on the outstanding mortgage loan for Park Hill apartments;
▪	Repaid $8.1 million on the outstanding mortgage loan for Peregrine Point apartments.

Concurrent with the closing of the above mentioned $190 million exchangeable senior note offering, the Company executed the following transaction with the use of proceeds from the senior note offering:

▪	Repurchased $25.0 million of Essex’s common stock.

As of September 30, 2005, our mortgage notes payable totaled $1,164,504,000, which consisted of $969,602,000 in fixed rate debt with interest rates varying from 4.14% to 8.18% and maturity dates ranging from 2006 to 2026 and $194,902,000 of tax-exempt variable rate demand bonds with a weighted average interest rate of 3.7%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

The Operating Partnership pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

In an effort to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007 and 2008, on February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or around October 1, 2007. Additionally, on August 18, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date between January 1 and December 1, 2008. We believe that these transactions will be effective in offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting.

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

Capital Expenditures
Non-revenue generating capital expenditures are costs associated with improvements and/or upgrades that extend the useful life of the property. These expenses do not include the improvement costs that are related to (a) improvements required as a condition to funding mortgage loans, (b) expenditures for acquisition properties' renovations and/or improvements, and (c) renovation expenditures required pursuant to redevelopment and other revenue generating capital improvements. It is expected that cash from operations and/or the Operating Partnership’s lines of credit will fund these expenditures. However, actual expenditures and/or funding for 2005 could be significantly different than our current expectations.

Development
We currently have three development projects in our pipeline, aggregating 505 units, with total incurred costs to-date of $34.8 million and estimated remaining costs of approximately $98.8 million. These consolidated development projects are:
•	Northwest Gateway, which is located in Los Angeles, California and will consist of 275 units.
•	Moorpark, which is located in Ventura County, California and will consist of 200 units.
•	Tracy, which is located in Tracy, California and will consist of 30 units.

Redevelopment
Our redevelopment strategy strives to improve the financial and physical aspects of our redevelopment apartment communities and to target a 10 to 15 percent return on the incremental renovation investment. Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. As of September 30, 2005, we had six communities, aggregating 1,905 units in various stages of redevelopment. Total redevelopment cost of these projects as of September 30, 2005 is approximately $33.9 million, of which $19.3 million remains to be expended.

Alternative Capital Sources
The Essex Apartment Value Fund II (“Fund II”), a value added discretionary fund, is utilized as the Operating Partnership’s investment vehicle (subject to certain exceptions) until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Fund II invests in multifamily properties in the Operating Partnership’s targeted West Coast markets with a focus on investment opportunities in the Seattle Metropolitan Area and the San Francisco Bay Area. Fund II announced its final closing on partner equity commitments on September 27, 2004. There are eight institutional investors including the Operating Partnership with combined partner equity commitments of $265.9 million. the Operating Partnership has committed $75.0 million, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Consistent with Fund I, the Operating Partnership will record revenue for its asset management, property management, development and redevelopment services, and promote distributions should Fund II exceed certain financial return benchmarks.

Consolidated Variable Interest Entities

In accordance FIN 46R, the Operating Partnership consolidates EMC, EFC, 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $232.2 million and $156.0 million, respectively, at September 30, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $150.3 million and $151.3 million as of September 30, 2005 and December 31, 2004, respectively.

Unconsolidated Variable Interest Entities
As of September 30, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of September 30, 2005 were approximately $97.8 million and $74.2 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual obligations and other commitments as of September 30, 2005, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2006 and	2008 and
(In thousands)	2005	2007	2009	Thereafter	Total
Mortgage notes payable	$6,480	$152,643	$210,044	$795,337	$1,164,504
Lines of credit	-	56,000	93,735	-	149,735
Development commitments (1)	4,500	94,300	-	-	98,800
Redevelopment commitments (2)	8,000	11,342	-	-	19,342
Essex Apartment Value Fund II, L.P.
capital commitment (3)	1,900	55,161	-	-	57,061
	$20,880	$369,446	$303,779	$795,337	$1,489,442

(1) $45,748 of these commitments relate to actual contracts as of September 30, 2005.

(2) $7,863 of these commitments relate to actual contracts as of September 30, 2005.

(3)
The Operating Partnership has a total commitment of $57,061, as of September 30, 2005. The amounts provided by year are management’s best estimate of the timing of the funding of such commitments. These estimates could change if the timing of Fund II’s acquisition of real estate changes

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates;(iii) internal cost capitalization; (iiii) and qualification as a REIT. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management, and those estimates could be different under different assumptions and conditions.

The Operating Partnership’s critical accounting policies and estimates have not changed materially from information reported in Note 2, Summary of Critical and Significant Accounting Policies, in the Operating Partnership’s Form 10-K for the year ended December 31, 2004.

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

In December 2004, the FASB issued SFAS No. 123, “Share-Based Payment, revised”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. This Statement is effective for fiscal years beginning after June 15, 2005. We are in the process of evaluating the impact of this Statement on our future results of operations.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of acquisition and development projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, developments, and redevelopment, the Operating Partnership's anticipated development projects in 2005, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership's investment focus in such regions, statements regarding the Operating Partnership's financing activities and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Operating Partnership's 2005 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed under the caption "Other Matters/Risk Factors" in Item 1 of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2004, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Operating Partnership assumes no obligation to update this information.

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

Development and Redevelopment Activities

The Operating Partnership pursues multifamily residential properties and development and redevelopment projects from time to time. These projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership's development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;
•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;
•	projects may be delayed due to, among other things, adverse weather conditions;
•	occupancy rates and rents at a completed project may be higher than anticipated
•	expenses at a completed development project may be higher than anticipated.

These risks may reduce the funds available for distribution to the Operating Partnership's unitholders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

Interest Rate Fluctuations

The Operating Partnership monitors changes in interest rates and believes that it is well positioned from both a liquidity and interest rate risk perspective. However, current interest rates are at historic lows and potentially could increase rapidly to levels more in line with higher historical levels. The immediate effect of significant and rapid interest rate increases would result in higher interest expense on the Operating Partnership's variable interest rate debt. The effect of prolonged interest rate increases could negatively impact the Operating Partnership's ability to make acquisitions and develop properties at economic returns on investment and the Operating Partnership's ability to refinance existing borrowings at acceptable rates. During the third quarter of 2005, the Operating Partnership originated a mortgage loan totaling $40.3 million on one of its wholly-owned properties. The mortgage loan has a fixed interest rate of 4.935% and matures August 1, 2015. Subsequent to September 30, 2005, the Operating Partnership closed on a $190 million exchangeable senior note offering with a coupon of 3.625%. The notes are due on November 1, 2025.

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of September 30, 2005 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments.

The table incorporates only those exposures that exist as of September 30, 2005; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

								Estimated
For the Years Ended	2005	2006	2007	2008	2009	Thereafter	Total	Fair value
Fixed rate debt
(In thousands)
Amount	$6,480	$18,120	$126,443	$156,119	$53,925	$608,515	$969,602	$1,007,832
Average interest rate	6.5%	6.5%	6.5%	6.5%	6.5%	6.5%

Variable rate debt
(In thousands)
Amount	$--	$8,080	$56,000	$--	$93,735	$186,822	$344,637	$344,637
Average interest rate	--	3.7%	5.3%	--	3.1%	3.7%

On February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927% and a settlement date on or around October 1, 2007. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007.

On August 18, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date between January 1 and December 1, 2008. This 10-year forward starting interest rate swap is used to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2008.

At September 30, 2005, these transactions are considered highly effective at offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting.

As of September 30, 2005, the Operating Partnership owns interest rate cap agreements, which expire at various dates through 2010 and which allow the Operating Partnership to be reimbursed in the event the interest rate on $138.9 million of its variable rate debt exceeds approximately 6.5%. Currently, the interest rate in effect on this debt is approximately 3.9%.

Item 4: Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Operating Partnership recorded $1.5 million for legal settlement costs. There has been no change to the settlement amount for the current quarter. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes coverage for mold. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

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

10.1
Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Operating Partnership’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.

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

ESSEX PORTFOLIO, L.P.
(Registrant)

Date: November 9, 2005

By:	By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)