Form 10-K
ESSEX PORTFOLIO LP
filed 2006-03-16
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

           (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                 Yes [X]   No [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                   Yes [ ]   No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                 Yes [ ]   No [X]

LOCATION OF EXHIBIT INDEX: The index exhibit is contained in Part III, Item 15, on page number 39.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be held May 9, 2006.

Essex Portfolio, L.P.
2005 ANNUAL REPORT ON FORM 10-K

PART I

As used herein, the terms “Company” and “Essex” mean Essex Property Trust, Inc., a Maryland real estate investment trust, those entities controlled by Essex Property Trust, Inc., unless the context indicates otherwise and the term “Operating Partnership” refers to Essex Portfolio, L.P., a California limited partnership, formed on March 15, 1994 as to which the Company owns an approximate 90.4% general partnership interest, as of December 31, 2005 (except with regard to Item IA, Risk Factors of this Form 10-K, wherein all reference to the “Company” shall be deemed to be references to the Company and the Operating Partnership, unless the context indicates otherwise).

Forward Looking Statements

This Form 10-K contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1943. Our actual results could differ materially from those set forth in each forward-looking statement. Certain factors that might cause such a difference are discussed in this report, including Item 1A, Risk Factors of this Form 10-K.

Item 1. Business
OVERVIEW

Essex Portfolio, L.P. (the “Operating Partnership”) is engaged in the ownership, acquisition, development and management of multifamily apartment communities, and effectively holds the assets and liabilities and conducts the operating activities of Essex Property Trust, Inc. (the “Company”). The Company is as a real estate investment trust (“REIT”) and is the sole general partner of the Operating Partnership with a 90.4% general partnership interest as of December 31, 2005. Members of the Company’s Board of Directors, senior management and certain third-party investors own limited partnership interests of approximately 9.6% in the Operating Partnership. As the sole general partner of the Operating Partnership, the Company has control over the management of the Operating Partnership. The Operating Partnership either controls or has significant influence over the Properties. In this report, the terms “we”, “us” and “our” refer to Essex unless indicated otherwise.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994 as the Company completed an initial public offering on June 13, 1994. In order to maintain compliance with REIT tax rules, the Operating Partnership utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRSs’ are consolidated by the Operating Partnership.

The Operating Partnership is engaged primarily in the ownership, operation, management, acquisition, development and re-development of real estate. Our real estate consists primarily of apartment communities. As of December 31, 2005, the Operating Partnership owned or held an interest in 126 apartment communities, aggregating 26,587 units, located predominantly along the West Coast (collectively, the “Properties”, and individually, a “Property”). Our other properties included three recreational vehicle parks (totaling 562 spaces), three office buildings (totaling approximately 166,340 square feet), which the Operating Partnership primarily occupies and uses as office space, and one manufactured housing community (containing 157 pads). The Operating Partnership currently has three development projects, with 505 units in various stages of development (together with the Properties, the “Portfolio”).

The Company’s and the Operating Partnership’s website address is http://www.essexpropertytrust.com. The Operating Partnership’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on our website as soon as practicable after we file the reports with the Securities and Exchange Commission (“SEC”).

BUSINESS OBJECTIVES AND STRATEGIES

The following is a discussion of the Operating Partnership’s business objectives and strategies with respect to real estate investment and management. One or more of these criteria may be amended or rescinded from time to time without stockholder vote.

Business Objectives

The Operating Partnership’s primary business objectives are to increase unitholders’ value by investing in properties located in supply constrained markets, improving operating results and the value of the Operating Partnership’s Properties while maintaining a conservative balance sheet. The Operating Partnership intends to achieve these objectives by:

•	Pursuing an occupancy and rent rate growth strategy that capitalizes on the desirable locations of our properties;
•	Expanding the Operating Partnership’s Portfolio through acquisitions, development and, when appropriate, re-development of multifamily properties in selected major metropolitan areas;
•
Optimizing financial performance through a portfolio asset allocation program, and to increase or decrease investments in a market based on projected changes in regional economic and local market conditions; and

•	Maintaining a conservative leverage ratio by identifying and utilizing capital resources that provide a lower cost of capital.

The Operating Partnership can not assure that it will achieve its business objectives.

Business Strategies

Research Driven Approach - The Operating Partnership believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge. Utilizing a proprietary research model that the Operating Partnership has developed over the last 19 years, it continually assess markets where we currently operate, as well as markets where we would consider future investment opportunities by evaluating:

•
Markets in major metropolitan areas that have regional population in excess of one million people, thereby creating liquidity, which is an important element when modifying the geographic concentration of the Operating Partnership’s portfolio in response to changing market conditions;

•
Demand for housing that is greater than supply driven by: (i) low availability of developable land sites where competing housing could be built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Markets where rental demand is enhanced by expensive for-sale housing; and
•	Housing demand that is based on proximity to jobs, high quality of life and related commuting factors, as well as potential job growth.

Recognizing that all real estate markets are cyclical, the Operating Partnership regularly evaluates the results of its regional economic, as well as its local market research and adjusts the geographic focus of its portfolio accordingly. The Operating Partnership seeks to increase its portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions. Likewise, the Operating Partnership also seeks to increase its portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations - The Operating Partnership manages its Properties by focusing on and marketing strategies that will generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation. The Operating Partnership intends to achieve this by utilizing the strategies set forth below:

•
Property Management - The Chief Operating Officer, Divisional Managers, Regional Managers and Area Managers are accountable for the performance and maintenance of the Properties. They supervise, provide training for the on-site managers, manage budgeted expectations against performance, monitor market trends and prepare operating and capital budgets.

•
Business Planning and Control - Comprehensive business plans are implemented in conjunction with every investment decision. These plans include benchmarks on future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment - The Operating Partnership focus on acquiring and developing multifamily residential communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of its communities.

CURRENT BUSINESS ACTIVITIES

Acquisitions

Acquisitions have been a significant growth component of the Operating Partnership’s business. In 2005, the Operating Partnership completed, in addition to acquisitions by the Essex Apartment Value Fund II (“Fund II”) discussed below, a series of acquisitions that added to the Operating Partnership’s overall portfolio.

•	On February 2, 2005, the Operating Partnership acquired Cedar Terrace, a 180-unit apartment community located in Bellevue, Washington for approximately $22.3 million.

•	On June 18, 2005, the Operating Partnership acquired Mission Hills, a 282-unit apartment community located in Oceanside, California for approximately $50.5 million.

•	On September 28, 2005, the Operating Partnership acquired Marbella, a 60-unit apartment community located in Los Angeles, California for approximately $13.6 million.

In January 2006, the Operating Partnership acquired two apartment communities - Chimney Sweep and CBC, aggregating 239 units, located in Isla Vista, California for a combined price of approximately $57.1 million.

Dispositions

As part of the Operating Partnership’s strategic plan to own quality real estate in supply-constrained markets, the Operating Partnership continually evaluates its Properties and sell those which no longer meet our strategic criteria. The Operating Partnership may use the capital generated from the dispositions to invest in higher-return Properties or repay debts. The Operating Partnership believes that the sale of these Properties will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations. Generally, any impact of earnings dilution resulting from these dispositions will be offset by the positive impact of our acquisitions, development and redevelopment activities.

•
In January 2005, the Operating Partnership sold four non-core assets that were acquired in conjunction with the merger with John M. Sachs, Inc. in 2002. The four non-core assets were: Two small office buildings, located in San Diego, California, aggregating 7,200 square feet, and the Riviera Recreational Vehicle Park and the Riviera Manufactured Home Park, both located in Las Vegas, Nevada, and for which the Operating Partnership had previously entered into a master lease and option agreement with an unrelated entity.

•
In June 2005, we sold the Eastridge Apartments, located in San Ramon, California, for a contract price of approximately $47.5 million. Eastridge was acquired in 1996 for $19.2 million. In conjunction with the sale, $2.2 million of the gain on the sale was deferred because an affiliate of the Operating Partnership originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Operating Partnership to financially participate in the buyer’s condominium conversion plan.

•	In January 2006, the Operating Partnership sold the Vista Capri East and Casa Tierra Apartment Communities for approximately $7.0 million.

Development

Development communities are defined as new apartment properties that are being constructed or are newly constructed and in a phase of lease-up and have not reached 95% physical occupancy (stabilized operations). In the first quarter of 2005, the Operating Partnership stabilized the second phase of development at San Marcos, which is located in Richmond, California. Total construction costs for the 120 units were approximately $23.9 million.

In connection with the properties currently under development, the Operating Partnership has entered into contractual construction-related commitments with unrelated third parties. As of December 31, 2005, the Operating Partnership is committed to approximately $96.6 million in estimated development expenditures to complete these projects.

As of December 31, 2005, the Operating Partnership had three development projects in various stages of construction and other pre-development costs in our pipeline with combined estimated costs of $133.7 million.

The following table sets forth information regarding the Operating Partnership’s development communities at December 31, 2005.

			As of 12/31/05 ($ millions)
			Estimated	Incurred	Projected
Development Communities	Location	Units	Project Cost(1)	Project Cost	Stabilization
Northwest Gateway	Los Angeles, CA	275	$71.1	$16.9	Sep-08
Moorpark	Moorpark, CA	200	43.2	5.0	Aug-08
Tuscana	Tracy, CA	30	8.5	4.3	Jan-07
Pre-development costs			10.9	10.9	-
Total Development Communities		505	$133.7	$37.1

(1) Includes incurred costs and estimated costs to complete the development projects.

Redevelopment

Redevelopment is defined as investment on existing Properties with the expectation of increased financial returns through property improvement. During redevelopment certain apartment units typically are not available for rent and, as a result, may have less than stabilized operations. As of December 31, 2005, the Operating Partnership had ownership interests in six redevelopment communities aggregating 1,450 apartment units with estimated redevelopment costs of $36.8 million, of which approximately $23.5 million remains to be expended.

The following table illustrates those redevelopment projects:

			As of 12/31/05 ($ millions)
			Estimated	Incurred
Redevelopment Communities	Location	Units	Renovation(1)	Project Cost
Kings Road	Los Angeles, CA	196	$6.1	$3.8
Mira Woods	Mira Mesa, CA	355	5.7	2.8
Palisades - Phase I and II	Bellevue, WA	192	5.9	2.0
Avondale	Woodland Hills, CA	446	11.4	3.1
Bridle Trails	Kirkland, WA	108	4.5	1.5
Sammamish View	Bellevue, WA	153	3.2	0.1
Total Redevelopment Communities		1,450	$36.8	$13.3

(1)	Includes incurred costs and estimated costs to complete these redevelopment projects.

Debt Transactions

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

On April 15, 2005, the Operating Partnership obtained two non-recourse mortgage loans on previously unencumbered properties in the aggregate amount of $32.9 million with fixed interest rates of 5.44% that mature on May 1, 2014.

On May 19, 2005, Operating Partnership obtained three non-recourse mortgage loans in the aggregate amount of $12.9 million, secured by second deeds of trusts, with an average interest rate of 5.32% and maturity dates ranging from May 1, 2009 to January 1, 2013.

On July 14, 2005, Operating Partnership obtained a non-recourse mortgage loan on previously unencumbered property in the aggregate amount of $40.3 million with a fixed interest rate of 4.935% for a 10-year term that matures on August 1, 2015.

During October and November 2005, the Operating Partnership raised $225 million from the sale of exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at the Operating Partnership’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest. Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any), on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

With the proceeds from the sale of the Notes, the Company repurchased $25 million in common stock and paid down $135 million on the outstanding lines of credit. In part using proceeds from the sale of the Notes, in the fourth quarter of 2005, the Operating Partnership paid-off ten mortgage notes payable totaling $89 million with fixed rates ranging from 6.5% to 7.9%, and the Operating Partnership originated two new mortgage notes payable totaling $35 million with fixed rates of 5.5% and 5.6%.

Derivative Transactions

To hedge the cash flows associated with the refinancings of a portion of the debt that matures in 2007 and 2008 the Operating Partnership entered into the following contracts:

•	On February 16, 2005, a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007,
•	On August 18, 2005, a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date on or before October 1, 2008.

We believe that these transactions will be effective in offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting. The increase in the fair value of these derivatives during 2005 was approximately $660,000 and is reflected in accumulated other comprehensive income in the Operating Partnership’s consolidated financial statements.

On February 22, 2006, the Operating Partnership entered into additional notional forward-starting swaps. The first was for $25.0 million with a commercial bank at a fixed rate of 5.082% and a settlement date on or before January 1, 2009. The second and third swaps are for a total of $100.0 million with two commercial banks at a fixed rate of 5.099% and a settlement date on or before January 1, 2011. These derivatives will be used to economically hedge the cash flows associated with the refinancing of debt that matures in 2008 and 2010, respectively

Equity Transactions

The Company repurchased $25 million of the Company’s common stock in conjunction with our exchangeable bond offering in the fourth quarter of 2005. The Company also granted stock options and certain employees exercised their options pursuant to the Company’s Stock Incentive Plan.

ESSEX APARTMENT VALUE FUNDS

The Operating Partnership and several institutional partners formed Essex Apartment Value Fund (“Fund I”) to broaden the Operating Partnership’s capital alternatives. The Operating Partnershp is a 1% general partner and 20.4% limited partner in Fund I. Fund I was in the process of liquidation as of December 31, 2005. Essex Apartment Value Fund II (“Fund II”) was formed in 2004, and the Operating Partnership is a 1% general partner and 27.2% limited partner. Fund II is the Operating Partnership’s investment vehicle (subject to certain exceptions) until October 31, 2006, or when Fund II’s capital has been invested, whichever occurs first.

Acquisitions

•	On March 2, 2005, Fund II acquired Regency Tower, a 178-unit apartment community located in Oakland, California for approximately $21.2 million.

•	On June 2, 2005, Fund II acquired Tower @ 801, a 173-unit apartment community located in Seattle, Washington for approximately $31.9 million.

•	On September 1, 2005, Fund II acquired Echo Ridge, a 120-unit apartment community located in Snoqualmie, Washington for approximately $17.9 million.

•	On September 30, 2005, Fund II acquired Morning Run, a 222-unit apartment community located in Monroe, Washington for approximately $19.8 million.

•	On December 23, 2005, Fund II acquired The Enclave, a 637-unit apartment community located in San Jose, California for approximately $127.0 million.

Dispositions

•	On March 31, 2005, the Fund I sold Coronado at Newport South, a 715-unit apartment community located in Newport Beach, California for approximately $106.0 million.

•	On August 31, 2005, Fund I sold River Terrace, a newly developed 250-unit apartment community located in Santa Clara, California, for approximately $63.0 million.

•
On October 1, 2005, Fund I sold Kelvin Avenue, a land parcel, which is permitted for the development of a 132-unit multifamily community, located in Irvine, California, for approximately $10.5 million.

OFFICES AND EMPLOYEES

The Operating Partnership is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California; Bellevue, Washington; and Portland, Oregon. As of December 31, 2005, the Operating Partnership had approximately 820 employees.

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

Although the Operating Partnership may carry insurance for potential losses associated with its properties, employees, residents, and compliance with applicable laws, the Operating Partnership may still incur losses due to uninsured risks, deductibles, co-payments or losses in excess of applicable insurance coverage.

COMPETITION

There are numerous housing alternatives that compete with our multifamily properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the properties are located. The properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for the Operating Partnership’s properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates and occupancy may drop, which may have a material adverse affect on the Operating Partnership financial condition and results of operations.

The Operating Partnership faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

WORKING CAPITAL

The Operating Partnership believes that cash flows generated by its operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of the Operating Partnership’s reasonably anticipated cash needs during 2006.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Operating Partnership’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “Possible environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on the Operating Partnership’s operations.

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

The Operating Partnership invests primarily in multifamily properties that are located in predominantly coastal markets within Southern California, the San Francisco Bay Area, and parts of Pacific Northwest. The Operating Partnership currently intends to continue to invest in multifamily properties in such regions. However, these practices may be reviewed and modified periodically by the Board of Directors and may change these practices without unitholder approval.

Item 1A. Risk Factors

Our business, operating results, cash flows and financial conditions are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or form our anticipated future results.

We depend on our key personnel - Our success depends on our ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of several of our key personnel could have an adverse effect on us.

Debt financing - At December 31, 2005, we had approximately $1.35 billion of indebtedness (including $186.7 million of variable rate indebtedness, of which $152.7 million is subject to interest rate protection agreements). We are subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;
•	inability to refinance maturing indebtedness on encumbered properties;
•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness;
•	inability to comply with debt covenants could cause an acceleration of the maturity date; and
•	repaying debt before the scheduled maturity date could result in prepayment penalties.

Uncertainty of our ability to refinance balloon payments - As of December 31, 2005, we had approximately $1.35 billion of mortgage debt, exchangeable bonds and line of credit borrowings, most of which are subject to balloon payments. We do not expect to have sufficient cash flows from operations to make all of these balloon payments. These mortgages, bonds and lines of credit borrowings have the following scheduled principal and balloon payments:

2006--$26.2 million;
2007--$82.0 million;
2008--$155.7 million;
2009--$34.4 million;
2010--$159.3 million;
Thereafter--$872.2 million.

We may not be able to refinance such mortgage indebtedness, bonds, or lines of credit. The Properties subject to these mortgages could be foreclosed upon or otherwise transferred to the lender. This could cause us to lose income and asset value. We may be required to refinance the debt at higher interest rates or terms of such refinancing may not be as favorable as the terms of existing indebtedness.

Debt financing on Properties may result in insufficient cash flow - Where possible, we intend to continue to use leverage to increase the rate of return on our investments and to provide for additional investments that we could not otherwise make. There is a risk that the cash flow from the properties will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code. We may obtain additional debt financing in the future, through mortgages on some or all of the properties. These mortgages may be recourse, non-recourse, or cross-collateralized.

As of December 31, 2005, Essex had 72 of its 120 consolidated multifamily properties encumbered by debt. Of the 72 properties, 53 are secured by deeds of trust relating solely to those properties. With respect to the remaining 19 properties, there are 4 cross-collateralized mortgages secured by 8 properties, 6 properties, 3 properties and 2 properties, respectively. The holders of this indebtedness will have a claim against these properties and, to the extent indebtedness is cross-collateralized, lenders may seek to foreclose upon properties, which are not the primary collateral for their loan. This may accelerate other indebtedness secured by properties. Foreclosure of properties would reduce our income and asset value.

Risk of rising interest rates - Current interest rates are at historic lows and could potentially increase rapidly, which could result in higher interest expense on our variable rate indebtedness. Prolonged interest rate increases could negatively impact our ability to make acquisitions and develop properties at economic returns on investment and our ability to refinance existing borrowings at acceptable rates.

As of December 31, 2005, we had approximately $186.7 million of long-term variable rate indebtedness bearing interest at floating rates tied to the rate of short-term tax-exempt revenue bonds (which mature at various dates from 2020 through 2034), and $25.0 million of variable rate indebtedness under our lines of credit, bearing interest at the Freddie Mac Reference Rate plus from 0.55% to 0.59%. Approximately $152.7 million of the long-term indebtedness is subject to interest rate cap protection agreements, which may reduce the risks associated with fluctuations in interest rates. The remaining $34.0 million of long-term variable rate indebtedness was not subject to any interest rate cap protection agreements as of December 31, 2005. An increase in interest rates may have an adverse effect on our net income and results of operations.

Risk of losses on interest rate hedging arrangement - Periodically, we have entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to us if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, we may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject us to increased credit risks. In order to minimize counterparty credit risk, our policy is to enter into hedging arrangements only with large financial institutions.

Bond compliance requirements may limit income from certain Properties - At December 31, 2005, we had approximately $186.7 million of variable rate tax-exempt financing relating to the Inglenook Court Apartments, Wandering Creek Apartments, Treetops Apartments, Huntington Breakers Apartments, Camarillo Oaks Apartments, Fountain Park, Anchor Village and Parker Ranch Apartments. This tax-exempt financing subjects these properties to certain deed restrictions and restrictive covenants. We expect to engage in tax-exempt financings in the future. In addition, the Internal Revenue Code and rules and regulations thereunder impose various restrictions, conditions and requirements excluding interest on qualified bond obligations from gross income for federal income tax purposes. The Internal Revenue Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. In addition to federal requirements, certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed properties if we are required to lower rental rates to attract residents who satisfy the median income test. If Essex does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and we may be subject to additional contractual liability.

Adverse effect to property income and value due to general real estate investment risks - Real property investments are subject to a variety of risks.

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

Income from the properties may be further adversely affected by, among other things, the following factors:

•	the general economic climate;
•	local economic conditions in which the properties are located, such as oversupply of housing or a reduction in demand for rental housing;
•	the attractiveness of the properties to tenants;
•	competition from other available space; and
•	Essex’s ability to provide for adequate maintenance and insurance.

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

Economic environment and impact on operating results - The national economy and the economies of the western states in markets where we operate can impact our operating results. Some of these markets are concentrated in high-tech sectors, which have experienced economic downturns, and could again in the future. Our property type and diverse geographic locations provide some degree of risk mitigation. However, we are not immune to prolonged economic downturns. Although we believe we are well positioned to meet these challenges, it is possible a reduction in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising, turnover and repair and maintenance expense could occur in the event of economic uncertainty.

Risk of Inflation/Deflation - Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.

Risks that acquisitions will fail to meet expectations - We intend to continue to acquire multifamily residential properties. However, there are risks that acquisitions will fail to meet our expectations. Our estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow us to market an acquired property as originally intended may prove to be inaccurate. We expect to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by Essex. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of Essex’s existing stockholders. If we finance new acquisitions under existing lines of credit, there is a risk that, unless we obtain substitute financing, Essex may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.

Risks that development activities will be delayed, not completed, and/or not achieve expected results - These risks may reduce the funds available for distribution to Essex’s stockholders. Further, the development of properties is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see “Adverse effect to property income and value due to general real estate investment risks.”

We pursue multifamily residential property development projects and these projects generally require various governmental and other approvals, which have no assurance of being received. Our development activities generally entail certain risks, including the following:

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

The geographic concentration of our Properties and fluctuations in local markets may adversely impact our financial condition and operating results - We generated significant amounts of rental revenues for the year ended December 31, 2005 from Properties concentrated in Southern California (Los Angeles, Ventura, Orange, San Diego and Riverside counties), Northern California (the San Francisco Bay Area), and the Pacific Northwest (the Seattle, Washington and Portland, Oregon metropolitan areas). As of December 31, 2005, more than half (73%) of our Properties were located in California. This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could affect occupancy, market rental rates, and expenses, as well as impact the income generated from the Properties and their underlying asset values. The financial results of major local employers also may impact the cash flow and value of certain of the Properties. This could have a negative impact on our financial condition and operating results, which could affect our ability to pay expected dividends to our stockholders.

Competition in the multifamily residential market may adversely affect operations and the rental demand for our Properties - There are numerous housing alternatives that compete with our multifamily properties in attracting residents. These include other multifamily rental apartments and single-family homes that are available for rent in the markets in which the Properties are located. The Properties also compete for residents with new and existing homes and condominiums that are for sale. If the demand for our Properties is reduced or if competitors develop and/or acquire competing properties on a more cost-effective basis, rental rates may drop, which may have a material adverse affect on our financial condition and results of operations.

We also face competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of properties. Some of the competitors are larger and have greater financial resources than we do. This competition may result in increased costs of properties we acquire and/or develop.

Dividend requirements as a result of preferred stock may lead to a possible inability to sustain dividends - The Operating Partnership has approximately $25 million of Series F Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) outstanding. The Series B Preferred Units, the Series D Preferred Units, and the Series F Preferred Stock are collectively referred to as the “Preferred Equity”. The terms of the Series F Preferred Stock and of the preferred stock into which each series of Preferred Units are exchangeable provide for certain cumulative preferential cash distributions per each share of preferred stock. These terms also provide that while such preferred stock is outstanding, Essex cannot authorize, declare, or pay any distributions on the Common Stock, unless all distributions accumulated on all shares of such preferred stock have been paid in full. The distributions payable on such preferred stock may impair Essex’s ability to pay dividends on its Common Stock.

If Essex wishes to issue any Common Stock in the future (including, upon exercise of stock options), the funds required to continue to pay cash dividends at current levels will be increased. Essex’s ability to pay dividends will depend largely upon the performance of the Properties and other properties that may be acquired or developed in the future.

If Essex cannot pay dividends on its stock, Essex’s status as a real estate investment trust may be jeopardized. Our ability to pay dividends on our common stock is further limited by the Maryland General Corporation Law. Under the Maryland General Corporation Law, Essex may not make a distribution on stock if, after giving effect to such distribution, either:

•	we would not be able to pay our indebtedness as it becomes due in the usual course of business; or
•	our total assets would be less than our total liabilities.

Resale of shares pursuant to our effective registration statement may have an adverse effect on the market price of the shares - Pursuant to the acquisition of John M. Sachs, Inc., a real estate company, in December 2002, we issued 2,719,875 shares of common stock, as partial consideration for the acquisition, to the trusts that were the shareholders of that company. In connection with the acquisition, Essex entered into a registration rights agreement with these trusts, pursuant to which in January 2003 we filed a registration statement on Form S-3 in order to enable the resale of these shares of common stock. In an amendment to this registration statement filed in April 2003, we also registered, pursuant to certain registration rights, 50,000 shares of common stock which are issuable to the trusts in connection with certain contractual obligations and 2,270,490 shares of common stock which are issuable upon exchange of limited partnership interests in the Operating Partnership. These limited partnership interests are held by senior members of our management, certain members of our Board of Directors and certain outside investors, or the Operating Partnership holders, and comprise approximately 9.6% of the limited partnership interests of the Operating Partnership as of December 31, 2005. In the 2003 registration statement, we registered, pursuant to certain registration rights, 1,473,125 shares of common stock, which are issuable upon redemption of all of the limited partnership interests in such real estate partnerships.

In total, this 2003 registration statement covers in aggregate 6,513,490 shares of our common stock. In January 2006, we filed registration statements that cover (1) the resale of up to 142,076 shares issuable in connection with our Waterford and Vista Belvedere acquisitions and (2) the resale of shares issuable in connection with the exchange rights of our 3.625% Senior Exchangeable Notes, as to which there is a principal amount of $225 million outstanding. The resale of the shares of common stock pursuant to these various registration statements may have an adverse effect on the market price of our shares.

The exchange and repurchase rights of Exchangeable Senior Notes may be detrimental to holders of common stock - The Operating Partnership has $225 million principal amount of 3.625% Exchangeable Senior Notes (the “Notes”) outstanding which mature on November 1, 2025. The Notes are exchangeable into the Company's common shares on or after November 1, 2020 or prior to November 1, 2020 under certain circumstances. The Notes are redeemable at the Operating Partnership's option for cash at any time on or after November 4, 2010 and are subject to repurchase for cash at the option of the holder on November 1st in the years 2010, 2015 and 2020, or upon the occurrence of certain events. The Notes are senior unsecured and unsubordinated obligations of the Operating Partnership. The exchange of Notes for common stock would dilute stockholder ownership in the Company, and could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. If the Notes are not exchanged, the repurchase rights of holders of the Notes may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these repurchase rights might be triggered in situations where Essex needs to conserve its cash reserves, in which event such repurchase might adversely affect Essex and its common holders.

Our Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest - Our Chairman, George M. Marcus is not an employee of Essex, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of The Marcus & Millichap Company, or “TMMC”, which is a holding company for certain real estate brokerage and services companies. TMMC has an interest in Pacific Property Company, a company that invests in West Coast multifamily residential properties. In 1999 we sold an office building to TMMC, which Essex previously occupied as its corporate headquarters.

Mr. Marcus has agreed not to divulge any information that may be received by him in his capacity as Chairman of Essex to any of his affiliated companies and that he will abstain his vote on any and all resolutions by the Essex Board of Directors regarding any proposed acquisition and/or development of a multifamily property where it appears that there may be a conflict of interest with any of his affiliated companies.  Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with us in acquiring and/or developing multifamily properties, which competition may be detrimental to us. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with us, which may be detrimental to the interests of Essex’s stockholders.

The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock - As of December 31, 2005, George M. Marcus, the Chairman of our Board of Directors, wholly or partially owned 1,752,111 shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships and assuming exercise of all vested options). This represents approximately 7.6% of the outstanding shares of our common stock. Mr. Marcus currently does not have majority control over us. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all our stockholders.

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

The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock - In general, the holders of Series F Preferred stock and of the preferred stock into which our preferred units are exchangeable do not have any voting rights. However, if full distributions are not made on any outstanding preferred stock for six quarterly distributions periods, the holders of preferred stock who have not received distributions, voting together as a single class, will have the right to elect two additional directors to serve on Essex’s Board of Directors. These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the preferred stock have been paid in full. At that time, the holders of the preferred stock are divested of these voting rights, and the term and office of the directors so elected immediately terminates.

These voting rights of the preferred stock may allow holders of preferred stock to impede or veto actions that would otherwise benefit the holders of Essex’s Common Stock. While any shares of Series F Preferred Stock or shares of preferred stock into which the preferred units are exchangeable are outstanding, Essex may not, without the consent of the holders of two-thirds of the outstanding shares of each series of preferred stock, each voting separately as a single class;

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

The redemption rights of the Series B preferred units, Series D preferred units and Series F preferred stock may be detrimental to holders of Essex common stock - Upon the occurrence of one of the following events, the terms of the Operating Partnership’s Series B and D Preferred Units require it to redeem all of such units and the terms of Essex’s Series F Preferred Stock provide the holders of the majority of the outstanding Series F Preferred Stock the right to require Essex to redeem all of such stock:

•	Essex completes a “going private” transaction and its common stock is no longer registered under the Securities Exchange Act of 1934, as amended;
•	Essex completes a consolidation or merger or sale of substantially all of its assets and the surviving entity’s debt securities do not possess an investment grade rating; or
•	Essex fails to qualify as a REIT.

The aggregate redemption price of the Series B Preferred Units would be $80 million, the aggregate redemption price of the Series D Preferred Units would be $50 million and the aggregate redemption price of the Series F Preferred Stock would be $25 million, plus, in each case, any accumulated distributions.

These redemption rights may discourage or impede transactions that might otherwise be in the interest of holders of common stock. Further, these redemption rights might trigger situations where Essex needs to conserve its cash reserves, in which event such redemption might adversely affect Essex and its common holders.

Maryland business combination law may not allow certain transactions between Essex and its affiliates to proceed without compliance with such law - The Maryland General Corporation Law establishes special requirements for “business combinations” between a Maryland corporation and “interested stockholders” unless exemptions are applicable. An interested stockholder is any person who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock.

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

However, as permitted by the statute, the Board of Directors of Essex irrevocably has elected to exempt any business combination by us, George M. Marcus, William A. Millichap, who are the chairman and a director of Essex, respectively, and TMMC or any entity owned or controlled by Messrs. Marcus and Millichap and TMMC. Consequently, the super-majority vote requirement described above will not apply to any business combination between us and Mr. Marcus, Mr. Millichap, or TMMC. As a result, we may in the future enter into business combinations with Messrs. Marcus and Millichap and TMMC, without compliance with the super-majority vote requirements and other provisions of the Maryland General Corporation Law.

Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control - While Essex is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on Essex’s ability to act with respect to the Operating Partnership.

Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for our stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of Essex’s stockholders.

The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of limited partnership interest in the Operating Partnership, Essex cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of our general partner interest in the Operating Partnership to another entity. Such limitations on Essex’s ability to act may result in our being precluded from taking action that the Board of Directors believes is in the best interests of Essex’s stockholders. As of December 31, 2005, George M. Marcus held or controlled more than 50% of the outstanding units of limited partnership interest in the Operating Partnership, allowing such actions to be blocked the limited partner.

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

Essex’s Charter, as well as Essex’s stockholder rights plan, contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of Essex’s stockholders. Essex’s stockholder rights plan is designed, among other things, to prevent a person or group from gaining control of us without offering a fair price to all of Essex’s stockholders. The Bylaws may be amended by the Board of Directors to include provisions that would have a similar effect, although Essex presently has no such intention. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.

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

Essex’s joint ventures and joint ownership of properties and partial interests in corporations and limited partnerships could limit Essex’s ability to control such Properties and partial interests - Instead of purchasing properties directly, we have invested and may continue to invest as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with our business interests or goals, or be in a position to take action contrary to our instructions or requests, or our policies or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although we seek to maintain sufficient influence of any joint venture to achieve its objectives, we may be unable to take action without our joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without consent. Should a joint venture partner become bankrupt, we could become liable for such partner’s share of joint venture liabilities.

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

We have and in the future may enter into transactions that could require us to pay the tax liabilities of partners, which contribute assets into joint ventures or the Operating Partnership, in the event that certain taxable events, which are within our control, occur. Although we plan to hold the contributed assets or defer recognition of gain on their sale pursuant to the like-kind exchange rules under Section 1031 of the Internal Revenue Code, we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

Dedicated investment activities and other factors specifically related to Fund II - Fund II involves risks to us such as the following:

•	our partners in Fund II might remove Essex as the general partner of Fund II;

•	our partners in Fund II might become bankrupt (in which event we might become generally liable for the liabilities of Fund II);

•	have economic or business interests or goals that are inconsistent with our business interests or goals;

•	fail to fund capital commitments as contractually required; or

•	fail to approve decisions regarding Fund II that are in our best interest.

We will, however, generally seek to maintain sufficient influence over Fund II to permit it to achieve its business objectives.

Investments in mortgages and other real estate securities - We may invest in securities related to real estate, which could adversely affect our ability to make distributions to stockholders. We may purchase securities issued by entities, which own real estate and invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

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

Possible environmental liabilities - Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on, in, to or migrating from such property. Such laws often impose liability without regard as to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s or operator’s ability to sell or rent such property or to borrow using such property as collateral. Persons exposed to such substances, either through soil vapor or ingestion of the substances may claim personal injury damages. Persons who arrange for the disposal or treatment of hazardous or toxic substances or wastes also may be liable for the costs of removal or remediation of such substances at the disposal or treatment facility to which such substances or wastes were sent, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials (“ACMs”) into the air, and third parties may seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of real properties, the Operating Partnership could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.

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

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, such matters, which matters remain unresolved and pending. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes limited coverage for mold, although the insurance may not cover all pending or future mold claims. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or the property. The Operating Partnership cannot assure you that it will not be sued in the future for mold related matters not can it assure you that the liabilities resulting from such current or future mold related matters will not be substantial. The costs of carrying insurance to address potential mold related claims may also be substantial.

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

Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas.  Methane is a non-toxic gas, but can be ignitable in confined spaces.  Although naturally-occurring, methane gas is not regulated at the state or federal level, some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection systems in areas where methane gas is known to be located.  Methane gas is also associated with certain industrial activities, such as former municipal waste landfills. Radon is also a naturally-occurring gas that is found below the surface. The Operating Partnership cannot assure you that it will not be adversely affected by costs related to its compliance with methane gas related requirements or litigation costs related to methane or radon gas.

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

General uninsured losses - We have a comprehensive insurance program covering our property and operating activities. There are, however, certain types of extraordinary losses for which we may not have insurance. Accordingly, we may sustain uninsured losses due to insurance deductibles, self-insured retention, uninsured claims or casualties, or losses in excess of applicable coverage.

Changes in real estate tax and other laws - Generally we do not directly pass through costs resulting from changes in real estate tax laws to residential property tenants. We also do not generally pass through increases in income, service or other taxes, to tenants under leases. These costs may adversely affect funds from operations and the ability to make distributions to stockholders. Similarly, compliance with changes in (i) laws increasing the potential liability for environmental conditions existing on properties or the restrictions on discharges or other conditions or (ii) rent control or rent stabilization laws or other laws regulating housing may result in significant unanticipated expenditures, which would adversely affect funds from operations and the ability to make distributions to stockholders.

Changes in financing policy; no limitation on debt - We have adopted a policy of maintaining a debt-to-total-market-capitalization ratio of less than 50%. The calculation of debt-to-total-market-capitalization is as follows: total property indebtedness divided by the sum of total property indebtedness plus total equity market capitalization. As used in this calculation, total equity market capitalization is equal to the aggregate market value of the outstanding shares of common stock (based on the greater of current market price or the gross proceeds per share from public offerings of the outstanding shares plus any undistributed net cash flow), assuming the conversion of all limited partnership interests in the Operating Partnership into shares of common stock and the gross proceeds of the preferred units. Based on this calculation (including the current market price and excluding undistributed net cash flow), our debt-to-total-market-capitalization ratio was approximately 35% as of December 31, 2005.

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

We are subject to certain tax risks - We have elected to be taxed as a REIT under the Internal Revenue Code. Our qualification as a REIT requires us to satisfy numerous requirements (some on an annual and quarterly basis) established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. Although we intend that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect our ability to qualify as a REIT or adversely affect its stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our taxable income at corporate rates, and would not be allowed to deduct dividends paid to its shareholders in computing its taxable income. We may also be disqualified from treatment as a REIT for the four taxable years following the year in which it failed to qualify. The additional tax liability would reduce our net earnings available for investment or distribution to stockholders, and we would no longer be required to make distributions to its stockholders. Even if we continue to qualify as a REIT, we will continue to be subject to certain federal, state and local taxes on our income and property.

We have established several taxable REIT subsidiaries. Despite our qualifications as a REIT, our taxable REIT subsidiaries must pay U.S. federal income tax on their taxable income. While we will attempt to ensure that our dealings with taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent its dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature. No assurances can be given that our dealings with our taxable REIT subsidiaries will be arm’s length in nature.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Internal Revenue Code, any gain resulting from transfers of Properties that we hold as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since we acquire properties for investment purposes, we do not believe that our occasional transfers or disposals of property are prohibited transactions. However, whether property is held for investment purposes is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by us are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then we would be required to pay a 100% penalty tax on any gain allocable to Essex from the prohibited transaction and our ability to retain future gains on real property sales may be jeopardized. Income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that we will be able to satisfy the income tests for qualification as a REIT.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

The Operating Partnership’s core apartment portfolio as of December 31, 2005 (including partial ownership interests) was comprised of 126 multifamily properties (comprising 26,587 apartment units), of which 13,382 units are located in Southern California, 6,557 units are located in the San Francisco Bay Area, 5,471 units are located in the Seattle Metropolitan Area, and 875 units are located in the Portland Metropolitan Area. The Operating Partnership’s multifamily properties accounted for 99% of the Operating Partnership’s property revenues for the year ended December 31, 2005.

Occupancy Rates

The 126 apartment communities had an average Same-Properties occupancy (as defined in Item 7), based on “financial occupancy,” during the year ended December 31, 2005, of approximately 96.9%. With respect to stabilized multifamily properties with sufficient operating history, occupancy figures are based on financial occupancy (the percentage resulting from dividing actual rental revenue by total possible rental revenue). Actual rental revenue represents contractual revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

As of December 31, 2005, the headquarters building was 100% occupied by the Operating Partnership and the Southern California office building was 99% occupied, based on physical occupancy. With respect to office buildings, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied square footage by rentable square footage. With respect to recreational vehicle parks, manufactured housing communities, or multifamily properties which have not yet stabilized or have insufficient operating history, occupancy figures are based on “physical occupancy” which refers to the percentage resulting from dividing leased and occupied units by rentable units.

For the year ended December 31, 2005, none of the Operating Partnership’s Properties had book values equal to 10% or more of total assets of the Operating Partnership or gross revenues equal to 10% or more of aggregate gross revenues of the Operating Partnership.

Multifamily Residential Properties

The Operating Partnership’s apartment communities are generally suburban garden apartments and town homes comprising multiple clusters of two and three story buildings situated on three to fifteen acres of land. The multifamily properties have on average 210 units, with a mix of studio, one, two and some three-bedroom units. A wide variety of amenities are available at each apartment community, including covered parking, fireplaces, swimming pools, clubhouses with complete fitness facilities, volleyball and playground areas and tennis courts.

The Operating Partnership selects, trains and supervises a full team of on-site service and maintenance personnel. The Operating Partnership believes that the following primary factors enhance our ability to retain tenants:

•	well built communities that have been well maintained since acquisition; and
•	proactive customer service approach.

Office Buildings

The Operating Partnership’s corporate headquarters is located in a two-story office building with approximately 17,400 square feet located at 925 East Meadow Drive, Palo Alto, California. The Operating Partnership acquired this property in 1997. The Operating Partnership also owns an office building in Southern California (Woodland Hills), comprised of approximately 38,940 square feet building, of which the Operating Partnership occupies approximately 11,200 square feet at December 31, 2005. The building has nine third party tenants occupying approximately 27,400 feet. The largest single tenant occupies approximately 10,900 square feet. The Operating Partnership acquired this property in 2001. The Operating Partnership has a mortgage loan receivable on an office building with approximately 110,000 square feet located in Irvine, California, which is consolidated under FIN 46R.

Recreational Vehicle Parks and Manufactured Housing Community

The Operating Partnership owns three recreational vehicle parks (comprising of 562 spaces), acquired in the Operating Partnership’s December 2002 acquisition of John M. Sachs, Inc., located in El Cajon and San Jaciento, California. The Operating Partnership owns one manufactured housing community (containing 157 sites), acquired in the Operating Partnership’s December 2002 acquisition of John M. Sachs, Inc., located in Vista, California.

The following tables describe the Operating Partnership’s Properties as of December 31, 2005. The first table describes the Operating Partnership’s multifamily residential properties and the second table describes the Operating Partnership’s other real estate assets.

			Rentable
			Square	Year	Year
Multifamily Residential Properties (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California
Alpine Country	Alpine, CA	108	81,900	1986	2002	94%
Alpine Village	Alpine, CA	306	254,400	1971	2002	96%
Barkley Apartments(3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Vista Pointe(5)	Anaheim, CA	286	242,400	1968	1985	94%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	96%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	94%
Mountain View	Camarillo, CA	106	83,900	1980	2004	97%
Cambridge	Chula Vista, CA	40	22,100	1965	2002	95%
Woodlawn Colonial	Chula Vista, CA	159	104,500	1974	2002	97%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	98%
Parcwood(6)	Corona, CA	312	270,000	1989	2004	95%
Casa Tierra	El Cajon, CA	40	28,700	1972	2002	97%
Coral Gardens	El Cajon, CA	200	182,000	1976	2002	95%
Tierra del Sol/Norte	El Cajon, CA	156	117,000	1969	2002	97%
Grand Regency	Escondido, CA	60	42,400	1967	2002	99%
Valley Park(7)	Fountain Valley, CA	160	169,700	1969	2001	98%
Capri at Sunny Hills(7)	Fullerton, CA	100	128,100	1961	2001	98%
Wilshire Promenade(8)	Fullerton, CA	149	128,000	1992(8)	1997	99%
Montejo(7)	Garden Grove, CA	124	103,200	1974	2001	99%
Hampton Court (Columbus)	Glendale, CA	83	71,500	1974(9)	1999	98%
Hampton Place (Loraine)	Glendale, CA	132	141,500	1970(10)	1999	98%
Devonshire	Hemet, CA	276	207,200	1988	2002	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	97%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	99%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	99%
Pathways	Long Beach, CA	296	197,700	1975	1991	99%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	97%
City Heights(5)	Los Angeles, CA	687	424,100	1968	2000	97%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	99%
Kings Road	Los Angeles, CA	196	132,100	1979(11)	1997	98%
Marbella	Los Angeles, CA	60	50,108	1991	2005	91%
Park Place	Los Angeles, CA	60	48,000	1988	1997	99%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	99%
Marina City Club(12)	Los Angeles, CA	101	127,200	1971	2004	97%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Woods Villa	Mira Mesa, CA	355	262,600	1962(13)	2002	96%
Hillcrest Park (Mirabella)	Newbury Park, CA	608	521,900	1973(14)(15)	1998	97%
Fairways(16)	Newport Beach, CA	74	107,100	1972	1999	93%
Country Villas	Oceanside, CA	180	179,700	1976	2002	98%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	97%
Tierra Vista(17)	Oxnard, CA	404	387,100	2001	2001	96%
Monterey Villas (Village Apartments)	Oxnard, CA	122	122,100	1974(18)	1997	96%
Monterra del Mar (Windsor Terrace)	Pasadena, CA	123	74,400	1972(19)	1999	98%
Monterra del Rey (Glenbrook)	Pasadena, CA	84	73,100	1972(20)	1999	98%
Monterra del Sol (Euclid)	Pasadena, CA	85	69,200	1972(21)	1999	98%
Villa Angelina(7)	Placentia, CA	256	217,600	1970	2001	98%
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	92%
Highridge(7)	Rancho Palos Verdes, CA	255	290,200	1972	1997	95%

			Rentable
			Square	Year	Year
Multifamily Residential Properties (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Southern California (continued)
Bluffs II, The(22)	San Diego, CA	224	126,700	1974	1997	98%
Emerald Palms	San Diego, CA	152	133,000	1986	2002	96%
Summit Park	San Diego, CA	300	229,400	1972	2002	97%
Vista Capri - East	San Diego, CA	26	16,800	1967	2002	97%
Vista Capri - North	San Diego, CA	106	51,800	1975	2002	97%
Hearthstone(7)	Santa Ana, CA	140	154,800	1970	2001	98%
Treehouse(7)	Santa Ana, CA	164	135,700	1970	2001	96%
Carlton Heights	Santee, CA	70	48,400	1979	2002	98%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	96%
Hidden Valley (Parker Ranch)(23)	Simi Valley, CA	324	310,900	2004	2004	97%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	97%
Lofts at Pinehurst, The (Villa Scandia)	Ventura, CA	118	71,100	1971(24)	1997	97%
Pinehurst(25)	Ventura, CA	28	21,200	1973	2004	97%
Woodside Village	Ventura, CA	145	136,500	1987	2004	95%
Walnut Height	Walnut, CA	163	146,700	1964	2003	95%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970(26)	1999	97%
		13,382	10,998,108			97%

Northern California
Carlmont Woods(6)	Belmont, CA	195	107,200	1971	2004	99%
Brookside Oaks (7)	Cupertino, CA	170	119,900	1973	2000	98%
Point at Cupertino, The (Westwood)(17)	Cupertino, CA	116	135,200	1963(27)	1998	98%
Harbor Cove(6)	Foster City, CA	400	306,600	1971	2004	98%
Waterstone at Fremont(28)	Fremont, CA	526	433,100	1975	2000	94%
Stevenson Place	Fremont, CA	200	146,200	1971(29)	1983	97%
Treetops	Fremont, CA	172	131,200	1978	1996	96%
Wimbledon Woods	Hayward, CA	560	462,400	1975	1998	95%
Summerhill Commons	Newark, CA	184	139,000	1987	1987	96%
Regency Towers(6)	Oakland, CA	178	140,900	1975	2005	83%
San Marcos (Vista del Mar)	Richmond, CA	432	407,600	2003	2003	97%
Mt. Sutro Terrace	San Francisco, CA	99	64,000	1973	1999	97%
The Carlyle	San Jose, CA	132	129,200	2000	2000	97%
The Enclave(6)	San Jose, CA	637	525,463	1998	2005	100%
Waterford Place	San Jose, CA	238	219,600	2000	2000	98%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Bel Air..	San Ramon, CA	462	391,000	1988(30)	1995	96%
Foothill Gardens	San Ramon, CA	132	155,100	1985	1997	98%
Twin Creeks	San Ramon, CA	44	51,700	1985	1997	98%
Le Parc Luxury Apartments (Plumtree)	Santa Clara, CA	140	113,200	1975(31)	1994	97%
Marina Cove (32)	Santa Clara, CA	292	250,200	1974	1994	97%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1995	98%
Oak Pointe	Sunnyvale, CA	390	294,100	1973	1988	99%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	98%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	98%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	98%
		6,557	5,463,063			97%

			Rentable
			Square	Year	Year
Multifamily Residential Properties (1)	Location	Units	Footage	Built	Acquired	Occupancy(2)
Pacific Northwest
Seattle, Washington Metropolitan Area
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	96%
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	97%
Foothill Commons	Bellevue, WA	360	288,300	1978	1990	98%
Palisades, The	Bellevue, WA	192	159,700	1977(33)	1990	99%
Sammamish View	Bellevue, WA	153	133,500	1986(34)	1994	98%
Woodland Commons	Bellevue, WA	236	172,300	1978	1990	98%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	97%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	96%
Park Hill at Issaquah (35)	Issaquah, WA	245	277,700	1999	1999	97%
Peregrine Point	Issaquah, WA	67	85,900	2003	2003	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	97%
Bridle Trails	Kirkland, WA	92	73,400	1986(36)	1997	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	96%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
Morning Run(6)	Monroe, WA	222	221,786	1991	2005	94%
Anchor Village (7)	Mukilteo, WA	301	245,900	1981	1997	96%
Castle Creek	Newcastle, WA	216	191,900	1997	1997	97%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	95%
Forest View	Renton, WA	192	182,500	1998	2003	95%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	96%
Fountain Court	Seattle, WA	320	207,000	2000	2000	98%
Linden Square	Seattle, WA	183	142,200	1994	2000	96%
Maple Leaf	Seattle, WA	48	35,500	1986	1997	98%
Spring Lake	Seattle, WA	69	42,300	1986	1997	97%
Tower @ 801(6)	Seattle, WA	173	118,500	1970	2005	97%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	97%
Echo Ridge(6)	Snoqualmie, WA	120	124,359	2000	2005	92%
Portland, Oregon Metropolitan Area
Jackson School Village	Hillsboro, OR	200	196,800	1996	1996	97%
Landmark	Hillsboro, OR	285	282,900	1990	1996	98%
Meadows at Cascade Park	Vancouver, WA	198	199,300	1989	1997	97%
Village at Cascade Park	Vancouver, WA	192	178,100	1989	1997	97%
		6,346	5,560,545			97%

Other areas
St. Cloud	Houston, TX	302	306,800	1968	2002	88%
		302	306,800			88%
Total/Weighted Average		26,587	22,328,516			97%

			Rentable
			Square	Year	Year
Other real estate assets(1)	Location	Tenants	Footage	Built	Acquired	Occupancy(2)
Office Buildings
925 East Meadow Drive	Palo Alto, CA	1	17,400	1988	1997	100%(37)
17461 Derian Ave(38)	Irvine, CA	3	110,000	1983	2000	100%(39)
22110-22120 Clarendon Street	Woodland Hills, CA	9	38,940	1982	2001	99%(40)
Total Office Buildings		13	166,340			100%

Recreational Vehicle Parks
Circle RV	El Cajon, CA	179 spaces		1977	2002	(41)
Vacationer	El Cajon, CA	159 spaces		1973	2002	(41)
Diamond Valley	San Jaciento, CA	224 spaces		1974	2002	(41)
Total Recreational Vehicle Parks		562 spaces

Manufactured Housing Community
Green Valley	Vista, CA	157 sites		1973	2002	(41)
Total Manufactured Housing Community		157 sites
(1)	Unless otherwise specified, the Company has a 100% ownership interest in each Property.
(2)
For multifamily residential properties, occupancy rates are based on financial occupancy for the year ended December 31, 2005; for the office buildings, recreational vehicle parks, manufactured housing communities or properties which have not yet stabilized or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2005. For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)
The Company has a 30% special limited partnership interest in the entity that owns this multifamily property. This investment was made under arrangements whereby EMC became the general partner and the existing partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s Common Stock in satisfaction of the applicable partnership's cash redemption obligation.

(4)	The property is subject to a ground lease, which, unless extended, will expire in 2082.
(5)
The Company owns the land and has leased the improvements to an unrelated third party. The leasehold interest entitles the Company to receive a monthly payment for the 34-year term of the land lease. The Company may be required to sell its interest in the property anytime following the seventh anniversary of the leasehold date which was created in 2000.

(6)	This property is owned by Fund II. The Company has a 28.2% interest in Fund II and is accounted for using the equity method of accounting.
(7)
The Company holds a 1% special limited partner interest in the partnerships which own these multifamily properties. These investments were made under arrangements whereby EMC became the 1% sole general partner and the other limited partners were granted the right to require the applicable partnership to redeem their interest for cash. Subject to certain conditions, the Company may, however, elect to deliver an equivalent number of shares of the Company’s Common Stock in satisfaction of the applicable partnership’s cash redemption obligation.

(8)	In 2002 the Company purchased an additional 21 units adjacent to this property for $3 million. This property was built in 1991.
(9)	The Company completed an approximate $1.6 million redevelopment on this property in 2000.
(10)	The Company completed an approximate $2.3 million redevelopment on this property in 2000.
(11)	The Company is in the process of performing a $6.1 million redevelopment on this property.
(12)	This property is subject to a ground lease, which, unless extended, will expire in 2067.
(13)	The Company is in the process of performing a $5.7 million redevelopment on this property.
(14)	The Company completed an $11.0 million redevelopment on this property in 2001.
(15)	The Company completed a $3.6 million redevelopment on this property in 2005.
(16)	This property is subject to a ground lease, which, unless extended, will expire in 2027.
(17)	The Company had a 20.0% ownership interest this property. In 2004, the Company acquired the remaining 80%.
(18)	The Company completed an approximate $3.2 million redevelopment on this property in 2002.
(19)	The Company completed a $1.9 million redevelopment on this property in 2000.
(20)	The Company completed a $1.9 million redevelopment on this property in 2001.

(21)	The Company completed a $1.7 million redevelopment on this property in 2001.
(22)	The Company has an 85.0% controlling limited partnership interest in this property.
(23)	The Company and EMC have a 74.0% and 1% member interests, respectively, in this property.
(24)	The Company completed an approximate $3.5 million redevelopment on this property in 2002.
(25)	The property is subject to a ground lease, which, unless extended, will expire in 2028.
(26)	The Company is in the process of performing an $11.4 million redevelopment on this property.
(27)	The partnership that owned this property completed a $2.7 million redevelopment on this property in 2001.
(28)	The Company has a preferred limited partnership interest in this property.
(29)	The Company completed an approximately $4.5 million redevelopment on this property in 1998.
(30)	The Company completed construction of 114 units of the property’s 462 total units in 2000.
(31)	The Company completed an approximate $3.4 million redevelopment on this property in 2002.
(32)	A portion of this Property on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.
(33)	The Company is in the process of performing a $5.9 million redevelopment on this property.
(34)	The Company is in the process of performing a $3.2 million redevelopment on this property
(35)	The Company had an approximate 45% preferred limited partnership interest in this property. In 2004 the Company acquired the remaining 55% partnership interest.
(36)	The Company is in the process of performing a $4.5 million redevelopment on this property.
(37)	The Company occupies 100% of this property.
(38)	The Company has a mortgage receivable on this property and consolidates this property pursuant to FIN 46R.
(39)	The Company occupies 4.6% of this property.
(40)	The Company occupies 29% of this property.
(41)	The Company leased this property in 2003 to an unrelated third party for approximately 5 years with an option to purchase the property in approximately 4 years.

Item 3. Legal Proceedings

In April 2004, an employee lawsuit entitled Chance Nelson and Douglas Korte, et al vs. Essex Property Trust, as filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Operating Partnership maintenance employees seek unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Operating Partnership recorded $1.5 million for legal settlement costs. There has been no change to the settlement amount since the second quarter of 2005. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During the fourth quarter of 2005, there were no sales of unregistered securities.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
October 28, 2005	286,073	$87.39	286,073	-
In October and November 2005, the Operating Partnership raised $225 million from the sale of Exchangeable Senior Notes. In conjunction with the sale of the Notes, on October 28, 2005 the Company repurchased an aggregate of 286,073 of the Company’s shares at a cost of approximately $25 million.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Operating Partnership from January 1, 2001 through December 31, 2005.

	Years Ended December 31,
	2005	2004	2003(1)	2002(1)	2001(1)
	(Dollars in thousands, except share and per share amounts)
OPERATING DATA:
REVENUES
Rental and other property	$316,340	$280,719	$248,806	$208,190	$178,234
Management and other fees from affiliates	10,951	23,146	6,027	5,604	1,194
	327,291	303,865	254,833	213,794	179,428
EXPENSES
Property operating expenses, excluding depreciation
and amortization	105,351	95,801	80,737	63,767	51,337
Depreciation and amortization	79,978	71,656	56,647	43,377	35,384
Amortization of deferred financing costs	1,970	1,587	1,197	814	657
General and administrative	19,148	18,084	9,637	8,636	7,498
Interest(2)	73,614	63,023	52,410	43,186	38,746
Other expenses	5,827	-	-	-	-
	285,888	250,151	200,628	159,780	133,622

Gain on the sales of real estate	6,391	7,909	-	145	3,788
Interest and other income	8,621	3,173	688	6,901	7,529
Equity income in co-investment	19,030	41,230	3,296	5,402	13,429
Minority interests	(5,687)	(3,498)	(4,134)	(3,664)	(196)
Income from continuing operations before income tax provision	69,758	102,528	54,055	62,798	70,356
Income tax provision	(2,538)	(257)	-	-	-
Income from continuing operations	67,220	102,271	54,055	62,798	70,356
Discontinued operations
Operating income from real estate sold	1,861	2,255	2,911	1,781	2,392
Gain on sale of real estate	29,219	-	-	9,051	-
Impairment loss	-	(718)	-	-	-
Net income	98,300	103,808	56,966	73,630	72,748
Write off of Series C preferred units offering costs	-	-	(625)	-	-
Write off of Series E preferred units offering costs	-	(1,575)	-	-	-
Amortization of discount on Series F preferred stock	-	-	(336)	-	-
Distributions on preferred units - Series F	(1,953)	(1,952)	(195)	-	-
Distribution on preferred units - limited partners	(10,238)	(14,175)	(17,996)	(18,319)	(18,319)
Net income available to common units	$86,109	$86,106	$37,814	$55,311	$54,429

Per common unit data:
Basic:
Income from continuing operations available to common units	$2.17	$3.35	$1.47	$2.14	$2.52
Net income available to common units	$3.40	$3.41	$1.59	$2.66	$2.63
Weighted average number of common units outstanding
during the year	25,344	25,255	23,737	20,812	20,688

Diluted:
Income from continuing operations available to common units	$2.14	$3.32	$1.46	$2.12	$2.48
Net income available to common units	$3.35	$3.38	$1.58	$2.63	$2.59
Weighted average number of common units outstanding
during the year	25,694	25,490	23,948	21,008	21,005
Cash distributions per common unit	$3.24	$3.16	$3.12	$3.08	$2.80

	As of December 31,
BALANCE SHEET DATA:	2005		2004		2003(1)		2002(1)		2001(1)
Investment in real estate (before accumulated
depreciation)	$2,499,929		$2,371,194		$1,984,122		$1,762,221		$1,175,200
Net investment in real estate	2,100,075		2,041,542		1,718,359		1,554,209		1,018,931
Real estate under development	37,143		38,320		55,183		143,818		93,256
Total assets	2,239,290		2,217,217		1,916,811		1,806,299		1,329,458
Total property indebtedness	1,354,918		1,316,984		989,045		949,889		638,660
Partners' capital	761,909		777,403		811,808		741,870		631,727

	As of and for the years ended December 31,
	2005		2004		2003(1)		2002(1)		2001(1)
OTHER DATA:
Interest coverage ratio(2)	2.8	X	3.1	X	3.2	X	3.5	X	3.7	X
Gross operating margin(3)	67%		66%		68%		69%		71%
Average same property monthly rental rate per
apartment unit(4)(5)	$1,079		$1,055		$1,088		$1,108		$1,153
Average same property monthly operating expenses
per apartment unit(4)(6)	$339		$331		$325		$310		$293
Total multifamily units (at end of period)	26,587		25,518		26,012		23,699		20,762
Same property occupancy rate(7)	97%		96%		96%		95%		95%
Total Properties (at end of period)	126		131		132		123		94

	Years Ended December 31,
	2005		2004		2003(1)		2002(1)		2001(1)
	(Dollars in thousands)
RECONCILIATION OF NET INCOME TO
ADJUSTED EBITDA (2):
Net income	$98,300		$103,808		$56,966		$73,630		$72,748
Interest expense	73,614		63,023		52,410		43,186		38,746
Tax expense	2,538		257		--		--		--
Depreciation and amortization	79,978		71,656		56,647		43,377		35,384
Amortization of deferred financing costs	1,970		1,587		1,197		814		657
Gain on the sales of real estate	(6,391)		(7,909)		--		(145)		(3,788)
Gain on the sales of co-investment activities, net	(18,115)		(39,242)		--		(705)		--
Minority interests	5,687		3,498		4,134		3,664		196
Income from discontinued operations	(31,080)		(1,537)		(2,911)		(10,832)		(2,392)
Adjusted EBITDA(2)	206,501		195,141		168,443		152,989		141,551
Interest expense	73,614		63,023		52,410		43,186		38,746
Interest coverage ratio(2)	2.8	X	3.1	X	3.2	X	3.5	X	3.7	X

(1)
The above financial and operating information from January 1, 2002 through December 31, 2003 reflect the retroactive adoption of FIN 46R and SFAS 123. The above financial and operating information from January 1 through December 31, 2001 has not been restated to reflect the retroactive adoption of FIN 46R and SFAS 123. The results of operations for 2004, 2003, and 2002 have been reclassified to reflect discontinued operations for properties sold subsequent to December 31, 2004. Results of operations for 2001 have not been reclassified. Because 2001 results have not been reclassified, the results for that period may not be comparable to the results for the later periods set forth above.

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

(3)
Gross operating margin represents rental revenues and other property income less property operating expenses, exclusive of depreciation and amortization, divided by rental revenues and other property income.

(4)
A multifamily stabilized property, or “Same-Property” apartment units (as defined in Item 7), are those units in properties that the Operating Partnership has consolidated for the entire two years ended as of the end of the period set forth. The number of same property apartment units in such properties may vary at each year-end. Percentage changes in averages per unit do not correspond to total same property revenues and expense percent changes which are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(5)
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

(7)	Occupancy rates are based on financial occupancy. For an explanation of how financial occupancy is calculated, see “Properties-Occupancy Rates” in Item 2 of Part I of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These consolidated financial statements include all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results and all such adjustments are of a normal recurring nature.

OVERVIEW

The Operating Partnership acquires, develops, redevelops and manages multifamily residential properties in selected communities located primarily in the west coast of the United States. The Company is a self-administered and self-managed REIT that owns all of its interest directly or indirectly through the Operating Partnership. The Company is the sole general partner of the Operating Partnership with a 90.4% interest as of December 31, 2005.

The Operating Partnership investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth. The Operating Partnership’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift its acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

By region, the Operating Partnership's operating results and rent growth analysis are as follows:

Southern California Region: As of December 31, 2005, the Operating Partnership had ownership interests in this region representing 50% of our multifamily units. During the year ended December 31, 2005, the region continued to perform well, as Same-Property (as defined below) revenues increased 5.3% compared to 2004. The Operating Partnership expects new residential supply of 26,000 single family homes and 19,000 multi-family units which represents a total new supply of 0.8% of existing stock. The Operating Partnership expects this region to generate positive rent growth of approximately 3.75% in 2006.

Northern California Region: As of December 31, 2005, the Operating Partnership had ownership interests in this region representing 25% of its multifamily units. The region improved from a decrease in Same-Property revenues of 4.2% in 2004 compared to 2003, to an increase in Same-Property revenues of 1.9% in 2005 compared to 2004. The Operating Partnership expects new residential supply of 10,000 single family homes and 7,000 multi-family units which represents a total new supply of 0.8% of existing stock. The Operating Partnership expects this region to generate positive rent growth of approximately 4.0% in 2006.

Pacific Northwest Region: As of December 31, 2005, the Operating Partnership had ownership interests in this region representing 24% of its multifamily units. The region improved from an increase in Same-Property revenues of 1.4% in 2004 compared to 2003, to an increase in Same-Property revenues of 3.3% in 2005 compared to 2004. The Operating Partnership expects new residential supply of 22,000 single family homes and 5,500 multi-family units which represents a total new supply of 1.5% of existing stock. The Operating Partnership expects this region to generate positive rent growth of approximately 3.5% in 2006.

As of December 31, 2005, Operating Partnership had ownership interests in 126 multifamily properties, comprising 26,587 apartment units. It’s multifamily residential properties are located in three major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Pacific Northwest (Seattle, Washington and Portland, Oregon metropolitan areas)

The Operating Partnership’s consolidated multifamily properties are as follows:

	As of December 31, 2005		As of December 31, 2004
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	13,382	50%	13,479	54%
Northern California	6,557	25%	5,284	21%
Pacific Northwest	6,346	24%	5,651	23%
Other	302	1%	578	2%
Total	26,587	100%	24,992	100%

At December 31, 2005, Operating Partnership also had ownership interests in three office buildings (with approximately 166,340 square feet), three recreational vehicle parks (comprising 562 spaces) and one manufactured housing community (containing 157 sites).

Operating Partnership currently have three development projects and other pre-development projects in our pipeline, aggregating 505 units, with total incurred costs as of December 31, 2005 of $37.1 million and estimated remaining costs of approximately $96.6 million. These consolidated development projects are:

•	Northwest Gateway, in Los Angeles, California consisting of 275 units.
•	Moorpark, in Ventura County, California consisting of 200 units.
•	Tuscana, in Tracy, California consisting of 30 units.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Average financial occupancy rates of the Operating Partnership’s multifamily stabilized properties or “Same-Properties” (properties consolidated by the Operating Partnership for each of the years ended December 31, 2005 and 2004) increased to 96.9% for the year ended December 31, 2005 from 96.0% for the year ended December 31, 2004. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Operating Partnership’s Same-Property portfolio for financial occupancy for the years ended December 31, 2005 and 2004 are as follows:

	Years ended
	December 31,
	2005	2004
Southern California	96.8%	96.1%
Northern California	97.0%	96.1%
Pacific Northwest	96.8%	95.6%

Total Property revenues increased by $35.6 million or by 12.7% to $316.3 million in 2005 from $280.7 million in 2004. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2005	2004	Change	Change
Revenues		(dollars in thousands)
Property revenues
Same-Properties:
Southern California	49	$128,782	$122,289	$6,493	5.3%
Northern California	16	50,723	49,792	931	1.9
Pacific Northwest	25	47,858	46,313	1,545	3.3
Total property revenues
Same-Properties	90	227,363	218,394	8,969	4.1
Property revenues - properties acquired subsequent
to January 1, 2004 (1)		88,977	62,325	26,652	42.8
Total property revenues		$316,340	$280,719	$35,621	12.7%

(1)  Also includes three office buildings, one multifamily property located in Houston, Texas, three recreational vehicle parks, one manufactured housing community, and redevelopment communities and development communities.

Same-Property revenues increased by $9.0 million or 4.1% to $227.4 million in 2005 from $218.4 million in 2004. The majority of this increase was due to strong rental rate growth of 4.0% or $5.0 million attributable to the 49 Same-Properties located in Southern California and rental rate growth of 1.1% or approximately $526,000 attributable to the 25 Same-Properties located in the Pacific Northwest. The 16 multifamily residential properties located in Northern California achieved rental rate growth of 0.7% or approximately $352,000. Property revenues for Same-Properties also increased due to an increase in occupancy from 96.0% in 2004 to 96.9% for 2005, for an increase in revenues of $1.9 million. Rent concessions also decreased in the second half of 2005, which increased 2005 revenues by approximately $415,000 for the Same-Property portfolio.

Non-Same Property Revenues increased by $26.7 million or 42.8% to $89.0 million for 2005 from $62.3 million for 2004. Non-Same Properties include properties acquired subsequent to January 1, 2004, the three office buildings, three recreational vehicle parks, one manufactured housing community, and development and redevelopment communities. The increase was primarily generated from communities acquired and or developed and increased rents from redeveloped properties. Subsequent to January 1, 2004, we acquired 16 multifamily communities or 3,262 units and completed the construction of 756 units.

Management and other fees from affiliates decreased by approximately $12.2 million in 2005 due primarily to the promote distributions from Fund I being reduced from $18.3 million in 2004 to $7.0 million in 2005 as Fund I finished the liquidation of its assets. Development and redevelopment fees from Fund I decreased by $1.1 million during 2005 from $1.3 million in 2004 to $204,000 in 2005 as the expenditures for Fund I’s development assets decreased as the assets were sold in the second half of 2004 and early 2005.

Total Expenses increased 10% to $285.9 million for 2005 from $250.2 million for 2004. The increase was due primarily to depreciation and amortization, real estate taxes, property operating expenses, interest expense, and other expenses. For 2005 as compared to 2004, depreciation and amortization increased 12% or $8.3 million, real estate taxes increased 11% or $2.8 million, and property operating expenses increased 9% or $6.7 million due to an increase in the number of owned properties during 2005.

Interest expense increased 17% to $73.6 million, net of $1.1 of capitalized interest for 2005, as compared to $63.0 million, net of $2.0 million of capitalized interest, for 2004. The increase was primarily due to an increase in LIBOR during 2005, and during the fourth quarter of 2005 the Operating Partnership issued $225 million in exchangeable bonds. The proceeds from the bond issuance were used to pay the lines of credit and certain mortgage notes payable, and repurchase $25 million in common stock.

Other expenses were $5.8 million for 2005. Other expenses included a provision of $1.5 million for a legal settlement recorded in the second quarter of 2005, see Item 3 of Part I “Legal Proceedings”. A $1.4 million incentive compensation reward was accrued in the third quarter and paid during the fourth quarter of 2005 for key members of the management team that contributed to the success of the $6.1 million interest income realized on the $5 million participating loan at The Essex at Lake Merritt. During the fourth quarter, the Operating Partnership recorded an impairment loss of $1.3 million related to a property in Houston, Texas, and pre-payment penalties and write-off of deferred charges in the amount of $1.6 million related to the early termination of various mortgage notes payable.

Gain on sale of real estate decreased by $1.5 million for 2005 to $6.4 million compared to $7.9 million recorded in 2004. During 2005, Essex recognized $5.0 million in gains previously deferred in 2004 on the sale of Essex at Lake Merritt and $1.4 million in gains related to additional real estate sales. The gain of $7.9 million recorded in the third quarter of 2004 related to the sale of The Essex at Lake Merritt.

Interest and other income increased by $5.4 million to $8.6 million for 2005 compared to $3.2 million for 2004. The increase is primarily attributable to the receipt of $6.1 million in interest income related to The Essex at Lake Merritt participating loan in 2005.

Equity income in co-investments decreased by $22.2 million to $19.0 million for 2005 compared to $41.2 million in 2004. During 2005 the Operating Partnership recorded its pro-rata allocation of gains of $18.1 million on sales of Fund I properties and equity income from Funds I, II and other joint ventures totaling approximately $915,000. During 2004, the Operating Partnership recorded its pro-rata allocation of gains of $39.2 million on sales of Fund I properties and the sale of its direct interest in Coronado at Newport - North, and equity income from Funds I, II and joint ventures totaling approximately $2.0 million.

Income tax provision increased by $2.3 million during 2005 due to taxable income related to the Operating Partnership’s taxable REIT subsidiaries.

Discontinued operations increased by $29.6 million to $31.1 million for 2005 from $1.5 million for 2004. The increase was due mainly to a gain on sale of the Eastridge property during the second quarter of 2005, for $29.2 million which is net of deferred gain of $2.2 million.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Average financial occupancy rates of the Operating Partnership’s 2004/2003 Same-Property portfolio (properties consolidated by the Operating Partnership for each of the years ended December 31, 2004 and 2003) for the year ended December 31, 2004 increased to 96.0% from 95.8% for the year ended December 31, 2003.

The regional breakdown of financial occupancy for the 2004/2003 Same-Properties for the years ended December 31, 2004 and 2003 are as follows:

	Years ended
	December 31,
	2004	2003
Southern California	96.1%	96.0%
Northern California	96.1%	95.9%
Pacific Northwest	95.6%	95.1%

Total Property revenues increased by $31.9 million or 12.8% to $280.7 million in 2004 from $248.8 million in 2003. The following table sets forth a breakdown of these revenue amounts, including the revenues attributable to 2004/2003 Same-Properties.

		Years Ended
	Number of	December 31,		Dollar	Percentage
	Properties	2004	2003(1)	Change	Change
		(dollars in thousands)
Revenues
Property revenues -
2004/2003 Same-Properties:
Southern California	40	$89,605	$86,460	$3,145	3.6%
Northern California	16	47,688	49,787	(2,099)	(4.2)
Pacific Northwest	22	39,572	39,039	533	1.4
Total property revenues
Same-Properties	78	176,865	175,286	1,579	0.9
Property revenues - properties acquired subsequent
to January 1, 2003(1)		103,854	73,520	30,334	41.3
Total property revenues		$280,719	$248,806	$31,913	12.8%

(1)
Also includes three office buildings, one multifamily property located in Houston, Texas, three recreational vehicle parks, one manufactured housing community, and redevelopment communities and development communities.

2004/2003 Same-Property revenues increased by $1.6 million or 0.9% to $176.9 million in 2004 from $175.3 million in 2003. The majority of this increase was attributable to the 40 2004/2003 Same-Properties located in Southern California and the 22 2004/2003 Same-Properties located in the Pacific Northwest. 2004/2003 Same-Property revenues for the Southern California region increased by $3.1 million or 3.6% to $89.6 million in 2004 from $86.5 million in 2003. The increase in Southern California is primarily attributable to rental rate increases and a slight increase in financial occupancy to 96.1% in 2004 from 96.0% in 2003. 2004/2003 Same-property revenues for the Pacific Northwest region increased by approximately $533,000 or 1.4% to $39.6 million in 2004 from $39.0 million in 2003. The $533,000 increase in the Pacific Northwest is primarily attributable to rental rate increases and an increase in financial occupancy to 95.6% in 2004 from 95.1% in 2003. The 16 2004/2003 Same-Properties located in Northern California offset the net increase in total property revenues from the other regions. 2004/2003 Same-Property revenues for the Northern California region decreased $2.1 million or 4.2% to $47.7 million in 2004 from $49.8 million in 2003. The $2.1 million decrease is primarily attributable to rental rate decreases offset by an increase in financial occupancy to 96.1% in 2004 from 95.9% in 2003.

2004/2003 Non-Same Property revenuesincreased by $30.3 million or 41.3% to $103.9 million for 2004 from $73.5 million for 2003. 2004/2003 Non-Same Properties include properties acquired subsequent to January 1, 2003, five office buildings, four recreational vehicle parks, two manufactured housing communities, and development and redevelopment communities. The increase is primarily attributable to the 14 multifamily properties acquired subsequent to January 1, 2003.

Total Expenses increased by $49.5 million or approximately 25% to $250.1 million in 2004 from $200.6 million in 2003. This increase was mainly due to an increase in property operating expenses of $30.1 million or 22% to $167.5 million in 2004 from $137.4 million in 2003. Of such operating expense increase, $13.5 million was attributable to the 14 multifamily properties purchased subsequent to January 1, 2003, three development properties that stabilized operations and five communities that are in redevelopment excluding depreciation and amortization expense. Depreciation and amortization expense increased by $15.0 million, which was attributable mainly to the 14 properties purchased subsequent to January 1, 2003 and a correction of depreciation expense recorded in the first quarter of 2004.

Interest expense increased by $10.6 million or 20% to $63.0 million in 2004 from $52.4 million in 2003. The increase in interest expense is primarily due to increases in the mortgage notes payable and line of credit balances, the majority of which relates to the 14 communities purchased subsequent to January 1, 2003.

General and Administrative (G&A) expenses increased by $8.4 million or 88% to $18.1 million in 2004 from $9.6 million in 2003. The increase in G&A was primarily attributable to incentive compensation, increases in headcount and related compensation expense, compliance with Rule 404 of the Sarbanes-Oxley Act of 2002, and accrued litigation costs.

Gain on sale of real estate was $7.9 million for 2004 and there were no sales in 2003. The Essex at Lake Merritt property, a 270-unit multifamily community located in Oakland, California, was sold in August 2004 for a total gain of $12.9 million reduced by a deferred gain of $5.0 million related to a participating loan with the buyer.

Interest and other income increased by $2.5 million to $3.2 million in 2004 from approximately $688,000 in 2003. The increase relates primarily to an increase in leasing income related to the recreational vehicle parks and manufactured housing communities.

Equity income in co-investments increased by $37.9 million to $41.2 million in 2004 from $3.3 million in 2003. During 2004, the Operating Partnership recorded its pro-rata allocation of gains of $39.2 million on sales of Fund I properties and the sale of its direct interest in Coronado at Newport - North, and equity income from Funds I, II and joint ventures totaling approximately $2.0 million.

Discontinued operations decreased by $1.4 million to $1.5 million in 2004 from $2.9 million in 2003. The decrease in income from discontinued operations was mainly due to an impairment charge of approximately $718,000 in 2004 for Golden Village Recreational Vehicle Park, located in Hemet, California. This property was sold in July 2004 for $6.7 million. The decrease in discontinued operations was offset by the sale of two small office buildings located in San Diego, California, aggregating 7,200 square feet, and Eastridge Apartments, a 188-unit apartment community located in San Ramon, California, during 2005. In compliance with the provisions of SFAS No. 144, the results of operations of those properties are reported as a component of discontinued operations for 2005, 2004 and 2003.

Liquidity and Capital Resources

Standard and Poor's and Fitch ratings have existing issuer credit ratings of BBB/Stable for Essex Property Trust, Inc. and Essex Portfolio L.P.

At December 31, 2005, the Operating Partnership had $14.3 million of unrestricted cash and cash equivalents. The Operating Partnership believes that cash flows generated by its operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2006. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property. For the year ended December 31, 2005, non-revenue generating capital expenditures totaled approximately $595 per unit. The Operating Partnership expects to incur approximately $770 per unit in non-revenue generating capital expenditures for the year ended December 31, 2006. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2006 and/or the funding thereof will not be significantly different than the Operating Partnership’s current expectations.

The Operating Partnership expects to incur approximately $770 per unit in non-revenue generating capital expenditures for the year ended December 31, 2006. These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, expenditures for property renovations and improvements which are expected to generate additional revenue, and renovation expenditures required pursuant to tax-exempt bond financings. The Operating Partnership expects that cash from operations and/or its lines of credit will fund such expenditures. However, there can be no assurance that the actual expenditures incurred during 2006 and/or the funding thereof will not be significantly different than the Operating Partnership’s current expectations.

The Operating Partnership is currently developing three multifamily residential projects, with an aggregate of 505 units. Such projects involve certain risks inherent in real estate development. See discussion under caption “Risks that development activities will be delayed or not completed and/or fail to achieve expected results” in Item 1A, Risk Factors, of this Form 10-K. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners entered into contractual construction related commitments with unrelated third parties and the total projected estimated cost for these projects is approximately $133.7 million. As of December 31, 2005, the remaining commitment to fund these development projects is approximately $96.6 million. The Operating Partnership expects to fund such commitments by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

The Operating Partnership redevelopment strategy strives to improve the financial and physical aspects of its redevelopment apartment communities and to target a 10 to 12 percent return on the incremental renovation investment. Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. As of December 31, 2005, we had six communities, aggregating 1,450 units in various stages of redevelopment. Total redevelopment cost of these projects as of December 31, 2005 is approximately $36.8 million, of which $23.5 million remains to be expended.

The Operating Partnership had a $185.0 million unsecured line of credit as of December 31, 2005, and $0 was outstanding with an average interest rate on the line of credit of approximately 4.4%. This facility matures in April 2007, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 1.0%. Operating Partnership also had a $100.0 million credit facility from Freddie Mac, which is secured by six of Essex's multifamily communities. As of December 31, 2005, the Operating Partnership had $25.0 million outstanding under this line of credit, which bears an average interest rate of 3.1 percent and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II obtained a credit facility during the first quarter of 2005, aggregating $50.0 million, and during the second quarter of 2005 Fund II amended the credit facility increasing the facility to $115.0 million. This line bears interest at LIBOR plus 0.875%, and matures in June 30, 2007. As of December 31, 2005, the Company had the capacity to issue up to $219.5 million in equity securities, and the Operating Partnership had the capacity to issue up to $250.0 million of debt securities under our existing shelf registration statements.

During October and November 2005, the Operating Partnership raised $225 million from the sale of exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of Company’s common stock at an initial exchange price of 103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the operating partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any). Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

With the proceeds from the sale of the Notes, the Company repurchased $25 million in common stock and paid down $135 million on the outstanding lines of credit. In part using proceeds from the sale of Notes, in the fourth quarter of 2005, the Operating Partnership paid-off ten mortgage notes payable totaling $89 million with fixed rates ranging from 6.5% to 7.9%, and the Operating Partnership originated two new mortgage notes payable totaling $35 million with fixed rates of 5.5% and 5.6%.

As of December 31, 2005, the Operating Partnership’s mortgage notes payable totaled $1.10 billion, which consisted of $918.2 million in fixed rate debt with interest rates varying from 4.14% to 8.18% and maturity dates ranging from 2006 to 2026 and $186.7 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.0%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2034, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

In an effort to hedge the cash flows associated with the forecasted issuance of debt expected to occur in 2007 and 2008, on February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007. Additionally, on August 18, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date on or before October 1, 2008. On February 22, 2006, the Operating Partnership entered into additional notional forward-starting swaps. The first was for $25.0 million with a commercial bank at a fixed rate of 5.082% and a settlement date on or before January 1, 2009. The second and third swaps are for a total of $100.0 million with two commercial banks at a fixed rate of 5.099% and a settlement date on or before January 1, 2011. These derivatives will be used to economically hedge the cash flows associated with the refinancing of debt that matures in 2008 and 2010, respectively

There can be no assurance that Operating Partnership will have access to the debt and equity markets in a timely fashion to meet such future funding requirements. Future working capital and borrowings under the lines of credit may not be available, or if available, may not be sufficient to meet the Operating Partnership's requirements, and it may not be able to sell properties in a timely manner and under terms and conditions that we deem acceptable.

Alternative Capital Sources

The Essex Apartment Value Fund II (“Fund II”), a value added discretionary fund, is the Operating Partnership’s investment vehicle (subject to certain exceptions) until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Fund II invests in multifamily properties in the Operating Partnership’s targeted West Coast markets with a focus on investment opportunities in the Seattle Metropolitan Area and the San Francisco Bay Area. Fund II announced its final closing on partner equity commitments on September 27, 2004. There are eight institutional investors including the Operating Partnership with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Consistent with Fund I, the Operating Partnership will record revenue for its asset management, property management, development and redevelopment services, and promote distributions if Fund II’s returns exceed certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at December 31, 2005, and the effect such obligations could have on our liquidity and cash flow in future periods:

		2007 and	2009 and
(In thousands)	2006	2008	2010	Thereafter	Total
Mortgage notes payable	$26,192	$237,696	$193,782	$647,248	$1,104,918
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	25,000	-	25,000
Interest on indebtedness	10,340	33,175	32,073	155,455	231,043
Development commitments	50,000	46,600	-	-	96,600
Redevelopment commitments.	21,226	2,309	-	-	23,535
Essex Apartment Value Fund II, L.P.
capital commitment	55,228	-	-	-	55,228
	$162,986	$319,780	$250,855	$1,027,703	$1,761,324

Variable Interest Entities

Consolidated Variable Interest Entities

In accordance FIN 46R, the Operating Partnership consolidates EMC, EFC, 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees, and a joint venture to develop a building in Los Angeles, California. The Operating Partnership consolidated these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $230.9 million and $146.7 million, respectively, at December 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $141.8 million and $151.3 million as of December 31, 2005 and 2004, respectively.

Unconsolidated Variable Interest Entities

As of December 31, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of December 31, 2005 were approximately $94.0 million and $73.7 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We define critical accounting policies as those accounting policies that require our management to exercise their most difficult, subjective and complex judgments. Our critical accounting policies relate principally to the following key areas: (i) consolidation under applicable accounting standards of various entities; (ii) assessing the carrying values of our real estate properties and investments in and advances to joint ventures and affiliates; (iii) internal cost capitalization; (iv) and qualification as a REIT. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the Operating Partnership's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs and rental rates of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of capital expenditures, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Operating Partnership's anticipated development projects in 2006, the anticipated performance of the second Essex Apartment Value Fund ("Fund II"), the anticipated performance of existing properties, anticipated results from various geographic regions and the Operating Partnership’s investment focus in such regions, statements regarding the Operating Partnership's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the actual completion of development projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development projects will exceed expectations, that the Operating Partnership's 2006 development strategy will change, that such development projects will not be completed, that development projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Operating Partnership's current expectations, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption “Potential Factors Affecting Future Operating Results” below and those discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Operating Partnership's other filings with the Securities and Exchange Commission (the "SEC") which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements are made as of today, and the Operating Partnership assumes no obligation to update this information.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership’s actual financial performance and may cause the Operating Partnership’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item 1A. of this Annual Report on Form 10-K and the following:

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of December 31, 2005 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership’s $1.14 billion of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2005 is approximately $1.18 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.
	For the Years Ended December 31
	2006	2007(1)	2008(2)	2009	2010(3)	Thereafter		Total	Fair value
(In thousands)
Fixed rate debt	$11,640	$70,804	$148,813	$25,276	$158,871	$727,789		$1,143,193	$1,184,182
Average interest rate	7.1%	5.9%	6.7%	6.7%	8.0%	5.1%
Variable rate LIBOR debt	$-	$-	$-	$25,000	$-	$186,725	(4)	$211,725	$211,725
Average interest rate	-	-	-	6.7%	-	4.0%

(1) $50,000 covered by a forward-starting swap at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007.
(2) $50,000 covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008. Also, effective February 2006, $25,000 covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.
(3) Effective February 2006, $100,000 covered by two forward-starting swaps at a fixed rate of 5.099%, with a settlement date on or before January 1, 2011.
(4) $152,749 subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2005; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of their inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Operating Partnership have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders’ meeting to be held on May 9, 2006.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders’ meeting to be held on May 9, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders’ meeting to be held on May 9, 2006.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders’ meeting to be held on May 9, 2006.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the Company's definitive proxy statement for its annual stockholders’ meeting to be held on May 9, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements	Page
Reports of Independent Registered Public Accounting Firm	F-1
Balance Sheets: As of December 31, 2005 and 2004	F-4
Statements of Operations: Years ended December 31, 2005, 2004 and 2003	F-5
Statements of Partners’ Capital: Years ended December 31, 2005, 2004 and 2003	F-6
Statements of Cash Flows: Years ended December 31, 2005, 2004 and 2003	F-7
Notes to the Consolidated Financial Statements	F-9
(2) Financial Statement Schedule - Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2005	F-31
(3) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Operating Partnership hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(3) above.

Report of Independent Registered Public Accounting Firm

The Partners
Essex Portfolio, L.P.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Essex Portfolio, L.P. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Essex Portfolio L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Essex Portfolio, L.P.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Essex Portfolio, L.P. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Essex Portfolio, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005 and the related financial statement schedule III, and our report dated March 15, 2006, expressed an unqualified opinion on those consolidated financial statements.

           /S/ KPMG LLP
              KPMG LLP
San Francisco, California
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Partners
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Portfolio, L.P.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Essex Portfolio, L.P.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

           /S/ KPMG LLP
              KPMG LLP

San Francisco, California
March 15, 2006

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
ASSETS
Real estate:
Rental properties:
Land and land improvements	$554,449	$536,600
Buildings and improvements	1,945,480	1,834,594
	2,499,929	2,371,194
Less accumulated depreciation	(399,854)	(329,652)
	2,100,075	2,041,542
Real estate investments held for sale, net of accumulated
depreciation of $496 as of December 31, 2004	-	14,445
Investments	27,228	49,712
Real estate under development	37,143	38,320
	2,164,446	2,144,019
Cash and cash equivalents-unrestricted	14,337	10,644
Cash and cash equivalents-restricted	13,937	21,255
Notes receivable and other receivables from related parties	672	1,435
Notes and other receivables	7,705	9,535
Prepaid expenses and other assets.	23,078	19,591
Deferred charges, net	15,115	10,738
Total assets	$2,239,290	$2,217,217

LIABILITIES AND PARTNERS' CAPITAL
Mortgage notes payable	$1,104,918	$1,067,449
Exchangeable bonds	225,000	-
Lines of credit	25,000	249,535
Accounts payable and accrued liabilities	32,982	29,997
Distributions payable	22,496	21,976
Other liabilities	12,520	11,853
Deferred gain	2,193	5,000
Total liabilities	1,425,109	1,385,810
Minority interests	47,522	49,254
Redeemable convertible limited partnership units	4,750	4,750

Partners' Capital:
General partner:
Common Equity	555,895	566,865
Preferred Equity (liquidation value of $25,000)	24,412	24,412
	580,307	591,277
Limited partners:
Common Equity	54,252	59,436
Preferred Equity (liquidation value of $130,000)	126,690	126,690
	180,942	186,126
Accumulated other comprehensive income	660	-
Total partners' capital	761,909	777,403
Commitments and contingencies

Total liabilities and partners' capital	$2,239,290	$2,217,217
See accompanying notes to consolidated financial statements.

               ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per unit amounts)

	2005	2004	2003
Revenues:
Rental and other property	$316,340	$280,719	$248,806
Management and other fees from affiliates	10,951	23,146	6,027
	327,291	303,865	254,833
Expenses:
Property operating, excluding real estate taxes	77,967	71,238	61,578
Real estate taxes	27,384	24,563	19,159
Depreciation and amortization	79,978	71,656	56,647
Interest	73,614	63,023	52,410
Amortization of deferred financing costs	1,970	1,587	1,197
General and administrative	19,148	18,084	9,637
Other expenses	5,827	-	-
	285,888	250,151	200,628

Gain on the sale of real estate	6,391	7,909	-
Interest and other income	8,621	3,173	688
Equity income in co-investments	19,030	41,230	3,296
Minority interests	(5,687)	(3,498)	(4,134)
Income from continuing operations before income tax provision	69,758	102,528	54,055
Income tax provision	(2,538)	(257)	-
Income from continuing operations	67,220	102,271	54,055

Discontinued operations:
Operating income from real estate sold	1,861	2,255	2,911
Gain on sale of real estate	29,219	-	-
Impairment loss	-	(718)	-
Income from discontinued operations	31,080	1,537	2,911
Net income	98,300	103,808	56,966
Write off of Series C preferred units offering costs	-	-	(625)
Write off of Series E preferred units offering costs	-	(1,575)	-
Amortization of discount on Series F preferred stock	-	-	(336)
Distribution on preferred units - Series F	(1,953)	(1,952)	(195)
Distribution on preferred units - limited partners	(10,238)	(14,175)	(17,996)
Net income available to common units	$86,109	$86,106	$37,814
Per common unit data:
Basic:
Income from continuing operations available to common units	$2.17	$3.35	$1.47
Income from discontinued operations	1.23	0.06	0.12
Net income available to common units	$3.40	$3.41	$1.59

Weighted average number of common units outstanding during the
year	25,343,695	25,255,190	23,737,077
Diluted:
Income from continuing operations available to common units	$2.14	$3.32	$1.46
Income from discontinued operations	1.21	0.06	0.12
Net income available to common units	$3.35	$3.38	$1.58

Weighted average number of common units outstanding during the
year	25,693,637	25,490,266	23,947,930

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital
Years ended December 31, 2005, 2004 and 2003
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income	Total
Balances at December 31, 2002	20,983	485,691	-	2,320	51,689	204,490	-	741,870

Issuance of common units under
stock-based compensation plans	207	7,501	-	-	-	-	-	7,501
Issuance of general partner common units	1,636	99,202	-	-	-	-	-	99,202
Contribution of general partner
preferred equity	-	-	24,076	-	-	-	-	24,076
Amortization of discount on general
partner preferred equity	-	(302)	336	-	(34)	-	-	-
Redemption of limited partner common units	-	-	-	(15)	(769)	-	-	(769)
Redemption of Series C preferred unit	-	-	-	-	-	(25,000)	-	(25,000)
Write off of Series C preferred unit
offering costs	-	(562)	-	-	(63)	625	-	-
Vested series Z incentive units	-	-	-	16	545	-	-	545
Reallocation of partners' capital	-	(2,203)	-	-	2,203	-	-	-
Net income	-	34,798	195	-	3,977	17,996	-	56,966
Partners' distributions	-	(67,138)	(195)	-	(7,254)	(17,996)	-	(92,583)
Balances at December 31, 2003	22,826	556,987	24,412	2,321	50,294	180,115	-	811,808

Issuance of common units under
stock-based compensation plans	155	6,058	-	-	-	-	-	6,058
Issuance of general partner common units	53	2,307						2,307
Issuance of limited partners' common units			-	184	7,213	-	-	7,213
Redemption of limited partner common units	-	-	-	(62)	(3,757)	-	-	(3,757)
Redemption of Series E preferred unit	-	-	-	-	-	(55,000)	-	(55,000)
Write off of Series E preferred unit
offering costs	-	(1,422)	-	-	(153)	1,575	-	-
Vested series Z and Z-1 incentive units	-	-	-	35	537	-	-	537
Reallocation of partners' capital	-	(4,264)	-	-	4,264	-	-	-
Net income	-	79,163	1,952	-	8,518	14,175	-	103,808
Partners' distributions	-	(71,964)	(1,952)	-	(7,480)	(14,175)	-	(95,571)
Balances at December 31, 2004	23,034	$566,865	$24,412	2,478	$59,436	$126,690	$-	$777,403
Comprehensive income:
Net income	-	77,763	1,953	-	8,346	10,238	-	98,300
Change in fair value of cash flow hedges	-	-	-	-	-	-	660	660
Comprehensive income								98,960
Issuance of common units under
stock-based compensation plans	103	5,767	-	-	-	-	-	5,767
Retirement of Essex Property Trust, Inc.
common stock	(286)	(25,000)	-	-	-	-	-	(25,000)
Redemption of limited partner common units	-	-	-	(89)	(2,861)	-	-	(2,861)
Vested series Z and Z-1 incentive units	-	-	-	48	2,351	-	-	2,351
Reallocation of partners' capital (1)	-	5,135	-	-	(5,135)	-	-	-
Partners' distributions	-	(74,635)	(1,953)	-	(7,885)	(10,238)	-	(94,711)
Balances at December 31, 2005	22,851	$555,895	$24,412	$2,437	$54,252	$126,690	$660	$761,909
(1) During the twelve months ended December 31, 2005, the Operating Partnership recorded a true-up of the reallocation of minority interest as of December 31, 2004. This true-up was not material to stockholders’ equity at either December 31, 2005 or December 31, 2004.

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$98,300	$103,808	$56,966
Minority interests	5,687	3,498	4,134
Adjustments to reconcile net income to net
cash provided by operating activities:
Gain on the sales of real estate	(37,802)	(7,909)	-
The Company's share of gain on the sales of co-investments assets	(18,115)	(39,241)	-
Impairment loss	1,300	718	-
Equity income of limited partnerships	(7,420)	(20,279)	(3,295)
Depreciation and amortization	80,075	72,923	57,587
Amortization of deferred financing costs	1,970	1,587	1,197
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,762)	(1,189)	(3,103)
Accounts payable and accrued liabilities	4,709	5,942	(6,212)
Other liabilities	667	1,842	682
Net cash provided by operating activities	124,609	121,700	107,956
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(91,496)	(229,437)	(65,607)
Acquisition of Sachs' Portfolio	-	-	(1,766)
Improvements to recent acquisitions	(5,009)	(10,062)	(9,319)
Redevelopment	(14,229)	(8,056)	(3,329)
Revenue generating capital expenditures	(2,933)	(2,483)	(219)
Non-revenue generating capital expenditures.	(14,568)	(10,095)	(9,248)
Disposition of real estate	68,585	143,549	-
Decrease (increase) in restricted cash	7,318	(10,080)	3,724
Additions to notes receivable from investees
other related parties and other receivables	(3,220)	(5,365)	(3,228)
Repayments of notes from investees, other
related parties and other receivables	4,880	4,251	183
Net distribution from (contribution) to investments in
corporations and limited partnerships	44,690	31,129	(26,814)
Additions to real estate under development	(24,861)	(28,372)	(30,441)
Net cash used in investing activities	(30,843)	(125,021)	(146,064)
Cash flows from financing activities:
Proceeds from mortgage and other notes payable and lines of credit	205,096	447,870	306,238
Repayment of mortgage and other notes payable and lines of credit	(389,363)	(287,359)	(271,229)
Additions to deferred charges	(6,339)	(4,050)	(1,758)
Proceeds from exchangeable bonds	225,000	-	-
Retirement of Essex Property Trust, Inc. common stock	(25,000)	-	-
Net proceeds from stock options exercised	4,489	5,483	6,865
Net proceeds for issuance of common units to general partner	-	-	97,072
Net proceeds for issuance of preferred equity to general partner	-	-	24,664
Redemption of limited partner units and minority interest	(4,528)	(7,080)	(27,399)
Redemption of limited preferred partner Series E units	-	(55,000)	-
Distributions to limited partner units and minority interest	(23,165)	(27,948)	(30,487)
Distributions to general partner	(76,263)	(72,719)	(63,166)
Net cash (used in) provided by financing activities	(90,073)	(803)	40,800
Net increase (decrease) in cash and cash equivalents	3,693	(4,124)	2,692
Cash and cash equivalents at beginning of year	10,644	14,768	12,076
Cash and cash equivalents at end of year	$14,337	$10,644	$14,768

See accompanying notes to consolidated financial statements. (Continued)

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,100, $1,997 and $4,084
capitalized in 2005, 2004 and 2003, respectively	$71,619	$60,007	$48,284
Supplemental disclosure of noncash investing and
financing activities:
Real estate investment transferred to rental properties	$-	$(1,400)	$-
Mortgage notes payable assumed in connection
with the purchase of real estate	$-	$167,635	$-
Issuance of Operating Partnership units in
connection with the purchase of real estate	$-	$4,805	$-
Capitalized costs relating to arbitration agreement in
connection with the purchase of real estate	$-	$-	$7,200
Issuance of common stock in exchange for the
redemption of Down REIT units	$-	$2,307	$-
Real estate assets acquired due to merger:
Real estate	$-	$-	$3,970
Additional paid in capital	-	-	(2,170)
	$-	$-	$1,800

(Concluded)

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
(Dollars in thousands, except for per share and per unit amounts)

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Portfolio, L.P. (the "Operating Partnership"), and its subsidiaries. Essex Property Trust, Inc. (the "Company") was incorporated in the state of Maryland in March 1994. On June 13, 1994, the Company commenced operations with the completion of an initial public offering (the Offering) in which it issued 6,275,000 shares of common stock at $19.50 per share. The net proceeds of the Offering of $112.1 million were used to acquire a 77.2% general partnership interest in the Operating Partnership.

The common equity limited partners own a 9.6% interest in the Operating Partnership as of December 31, 2005. The common equity limited partners may convert their 2,296,973 Operating Partnership units into an equivalent number of shares of Company common stock. The Company has reserved shares of common stock for such conversions. These conversion rights may be exercised by the common equity limited partners at any time through 2024.

On December 17, 2002, the Operating Partnership acquired, by merger, John M. Sachs, Inc. (“Sachs Portfolio”) resulting in the acquisition of its real estate portfolio, which consisted of 20 multifamily properties, five recreational vehicle parks, two manufactured housing communities and two small office buildings. Total consideration in the transaction was $306.7 million and was structured as a tax-free reorganization whereby the Company: (i) issued 2,719,875 shares of its common stock valued at $136.8 million, (ii) assumed mortgages on four of the newly acquired properties for approximately $64.6 million with a fixed interest rate of 5.51%, maturing in January 2013, (iii) assumed and repaid unsecured liabilities in the amount of approximately $33.0 million, and (iv) paid the balance in cash of $72.2 million. The Operating Partnership accounted for this transaction using the purchase method of accounting which resulted in the allocation of the purchase price to the assets and liabilities acquired based on their fair values. The fair value of assets and liabilities were based on management’s estimates. No goodwill was recognized in connection with this purchase.

As of December 31, 2005, the Operating Partnership operates and has ownership interests in 126 multifamily properties (containing 26,587 units), three recreational vehicle parks (containing 562 spaces), three office buildings (totaling approximately 166,340 square feet), and one manufactured housing community (containing 157 sites) (collectively, the “Properties”). The Properties are located in Southern California (Los Angeles, Ventura, Orange, San Diego, and Riverside counties), Northern California (the San Francisco Bay Area), the Pacific Northwest (Seattle, Washington, and Portland, Oregon metropolitan areas) and other areas (Nevada and Houston, Texas).

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Operating Partnership, its controlled subsidiaries and its VIEs in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. We use the equity method to account for investments that do not qualify as variable interest entities and where we do not own a majority of the economic interest, but have the ability to exercise significant influence over the operating and financial policies of the investee. For an investee accounted for under the equity method, our share of net earnings or losses of the investee is reflected in income as earned and distributions are credited against the investment as received.

As of January 1, 2004, the Operating Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (revised) using the retroactive restatement approach and amounts have been restated for the year ended December 31, 2003. The accompanying consolidated financial statements for all periods present the consolidated financial position and results of operations of Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination and property management fees.

The Operating Partnership's total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $230.9 million and $146.7 million, respectively, at December 31, 2005 and $238.1 million and $155.1 million, respectively, at December 31, 2004.

The Down REIT entities that collectively own ten multifamily properties (1,831 units) were investments made under arrangements whereby EMC became the general partner, the Operating Partnership became a special limited partner, and the other limited partners were granted rights of redemption for their interests. Such limited partners can request to be redeemed and the Operating Partnership can elect to redeem their rights for cash or by issuing shares the Company’s common stock on a one share per unit basis. Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements. The other limited partners receive distributions based on the Company's current dividend rate times the number of units held. At December 31, 2005, the maximum number of shares that could be issued to meet redemption of these Down REIT entities is 1,300,179. As of December 31, 2005 and 2004, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within minority interests in the accompanying consolidated balance sheets.

Minority interests include the 9.6% and 9.7% limited partner interests in the Operating Partnership not held by the Company at December 31, 2005 and 2004, respectively. The Company periodically adjusts the carrying value of minority interest in the Operating Partnership to reflect its share of the book value of the Operating Partnership. Such adjustments are recorded to stockholders’ equity as a reallocation of minority interest in the Operating Partnership in the accompanying consolidated statements of stockholders’ equity. The minority interest balance also includes the Operating Partnership’s cumulative redeemable preferred units (see Note 12).

Interest holders in VIEs consolidated by the Operating Partnership are allocated a priority of net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

Properties consolidated in accordance with FIN 46R were encumbered by third party, non-recourse loans totaling $141.8 million and $151.3 million as of December 31, 2005 and 2004, respectively.

As of December 31, 2005 the Operating Partnership is involved with four VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities as of December 31, 2005 were approximately $94.0 million and $73.7 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

(b) Real Estate Rental Properties

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

The depreciable life of various categories of fixed assets are as follows:
Computer equipment	3 years
Interior unit improvements	5 years
Land improvements and certain exterior components of real property	10 years
Real estate structures	30 years

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

In accordance with FASB’s Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” the Operating Partnership allocates the purchase price of real estate to land and building, and identifiable intangible assets, such as the value of above, below and at-market in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired. Acquired at-market leases are amortized to expense over the term the Operating Partnership expects to retain the acquired tenant, which is generally 20 months.

In accordance with SFAS 141 and its applicability to acquired in-place leases, we perform the following evaluation for properties we acquire:

(1)	estimate the value of the real estate “as if vacant” as of the acquisition date;
(2)	allocate that value among land and building and determine the associated asset life for each;
(3)	compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;
(4)	allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;
(5)	allocate the remaining intangible value to the at-market in-place leases or customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of the property, then the Operating Partnership will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property. Such fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar properties that have been recently sold, and other third party information, if available. During the fourth quarter of 2005, the Operating Partnership recorded an impairment loss of $1.3 million resulting from the write-down of a property in Houston, Texas, to reduce the property’s carrying value to its estimated fair value as of December 31, 2005, and the amount is recorded in other expenses in the accompanying consolidated statements of operations.

In the normal course of business, the Operating Partnership will receive offers for sale of its properties, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction. It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process. Essex classifies real estate as "held for sale" when all criteria under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144) have been met. In accordance with SFAS 144, the Operating Partnership presents income and gains/losses on properties sold as discontinued operations net of minority interests. Real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition. (See Note 7 for a description of the Operating Partnership’s discontinued operations for 2005, 2004, and 2003).

(c) Investments and Joint Ventures

The Operating Partnership owns investments in joint ventures and affiliates and has significant influence but its ownership interest does not meet the criteria for consolidation in accordance with FIN 46R. Therefore, we account for our interest using the equity method of accounting. Under the equity method of accounting, the investment is carried at the cost of assets contributed or distributed, plus the Operating Partnership’s equity in undistributed GAAP earnings or losses since its initial investment. The Operating Partnership’s share of equity in income and gains on sales of real estate are included in other income in the accompanying consolidated statements of operations.

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

(d) Revenues and Gains on Sale of Real Estate

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

(e) Income Taxes

The Operating Partnership utilizes taxable REIT subsidiaries (“TRS”) for various revenue generating or investment activities. The TRS’s are subject to tax and are consolidated by the Operating Partnership. No provision for income taxes has been made for the Operating Partnership, except for consolidated TRS entities, as taxable income or loss as is reportable on the tax returns of the individual partners on their proportionate interest in the Operating Partnership.

(f) Notes Receivable and Interest Income

Notes receivable relate to real estate financing arrangements that exceed one year. They bear interest at a market rate based on the borrower’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The Operating Partnership requires collateral for the notes.

Each note is analyzed to determine if it is impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. A note is impaired if it is probable that the Operating Partnership will not collect all principal and interest contractually due. The impairment is measured periodically based on the present value of expected future cash flows discounted at the note’s effective interest rate. The Operating Partnership does not accrue interest when a note is considered impaired. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income.

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Operating Partnership assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. All existing instruments are considered cash flow hedges, and the Operating Partnership does not have any fair value hedges as of December 31, 2005.

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

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Operating Partnership’s hedged debt. The Operating Partnership is hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions over a maximum period of 30 months as of December 31, 2005.

(h) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(i) Interest

The Operating Partnership capitalized $1.1 million, $2.0 million, and $4.1 million of interest related to the development of real estate during 2005, 2004, and 2003, respectively.

(j) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents. Restricted cash relates to reserve requirements in connection with the Operating Partnership’s mortgage debt.

(k) Stock-based Compensation

As of January 1, 2004, the Company adopted the fair value method of accounting for its stock-based compensation plans using the retroactive restatement method as provided by SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Under the fair value method, stock-based compensation cost is measured at the grant date based on the fair value of the award and is expensed over the vesting period. The fair value of stock options granted for the years ended December 31, 2005, 2004 and 2003 was $10.06, $8.84 and $4.18 per share, respectively, and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2005	2004	2003
Stock price	$69.11-$91.88	$62.34-$84.46	$51.01-$61.58
Risk-free interest rates	3.64%-4.50%	3.34%-3.94%	2.58%-3.21%
Expected lives	5-6 years	5 years	5-6 years
Volatility	18.09%-18.54%	19.07%-19.14%	17.89%-19.18%
Dividend yield	4.22%-5.13%	4.26%-5.07%	5.66%-6.12%

The Operating Partnership has adopted an incentive program involving the issuance of Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership. Vesting in the Z Units is based on performance criteria established in the plan. The criteria can be revised at the beginning of the year by the Board's Compensation Committee if the committee deems that the plan's criteria is unachievable for any given year.  The sale of Z units is contractually prohibited and cannot be converted into Operating Partnership units until certain conditions are met or 15 years after the inception of the plan. The estimated fair value of a Z unit is determined on the grant date and considers the Company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by taking annual vesting increases multiplied by the estimated fair value as of the grant date less its $1.00 purchase price.

(l) Legal costs

Legal costs associated with matters arising out of the normal course of our business are expensed as incurred. Legal costs incurred in connection with non-recurring litigation that is not covered by insurance are accrued when amounts are probable and estimable.

(m) Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles (GAAP), requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, its notes receivables and its qualification as a Real Estate Investment Trust (“REIT”). The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have no impact on reported earnings, total assets or total liabilities.

(n) New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 revised, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB No. 25, “Accounting for Stock Issued to Employees”. The Statement requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. We will adopt the provisions of SFAS 123 revised effective January 1, 2006. The adoption of this Statement is not expected to have a material impact on our future results of operations.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143”. A conditional asset retirement obligation refers to a legal obligation to retire assets where the timing and/or method of settlement are conditioned on future events. FIN No. 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. We adopted the provisions of FIN 47 in 2005. The adoption of this Interpretation did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2005, the FASB ratified the EITF’s consensus on Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partner Have Certain Rights.” This consensus establishes the presumption that general partners in a limited partnership control that limited partnership regardless of the extent of the general partners’ ownership interest in the limited partnership. The consensus further establishes that the rights of the limited partners can overcome the presumption of control by the general partners, if the limited partners have either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. Whether the presumption of control is overcome is a matter of judgment based on the facts and circumstances, for which the consensus provides additional guidance. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This consensus is currently applicable to the Operating Partnership for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. We adopted the provisions of EITF 04-5 in 2005 with respect to agreements that were modified (Fund II), and we will adopt the provisions of EITF Issue No. 04-5 in 2006 for agreements that were not modified (Fund I). The adoption of this consensus did not and will not have a material impact on our consolidated financial position, results of operations or cash flows.

(3) Real Estate

(a) Sales of Real Estate and Assets Held for Sale

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

For the year ended December 31, 2004, the gain on the sale of The Essex at Lake Merritt was $12.9 million, of which $5.0 million was deferred in 2004 and recognized in 2005 on the cost recovery method when the cash was received. The $5.0 million was deferred because of our continuing involvement with the property. The sale transaction was included in continuing operations as we continued to manage the rented apartment units in the project during the conversion process.

For the year ended December 31, 2005, the gain on the sale of The Eastridge Apartments was $28.0 million net of minority interest, of which $2.2 million was deferred as of December 31, 2005. The $2.2 million was deferred because of our continuing involvement with the property.

(b) Investments

The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate multifamily rental properties.

Essex Apartment Value Fund, L.P. (“Fund I”), is an investment fund organized by the Operating Partnership in 2001 to add value through rental growth and asset appreciation, utilizing the Operating Partnership’s acquisition, development, redevelopment and asset management capabilities. Fund I was considered fully invested in 2003. An affiliate of the Operating Partnership, Essex VFGP, L.P. (“VFGP”), is a 1% general partner and is a 20.4% limited partner. The Operating Partnership owns a 99% limited partnership interest in VFGP. Since its formation, Fund I acquired or developed ownership interests in 19 multifamily residential properties, representing 5,406 apartment units with an aggregate cost of approximately $618.0 million and a land parcel in Irvine, California.

In the third quarter of 2004, Fund I entered into a purchase and sale agreement with United Dominion Realty, L.P. (“UDR”) for a sale of sixteen apartment communities, totaling 4,646 units owned by Fund I and, with respect to Coronado at Newport North and South, both Fund I’s and the Operating Partnership’s separate ownership interests, for a contract price of approximately $756.0 million. On October 27, 2004, an additional seven of the remaining nine properties, including the Operating Partnership’s approximate 49.9% ownership interest in Coronado at Newport - North, were sold to UDR for a contract price of $322.0 million, of which $267.6 million represents Fund I’s allocated portion of the contract price based on its ownership interest.

The remaining two multifamily properties under the UDR agreement closed in 2005. Coronado at Newport - South, a 715-unit apartment community in Newport Beach, California was sold in the first quarter of 2005 for $106.0 million and River Terrace, a newly developed 250-unit apartment community in Santa Clara was sold in the third quarter of 2005 for $63.0 million. The remaining asset in Fund I, the Irvine, California land parcel, was sold in the fourth quarter for approximately $10.5 million. As of December 31, 2005, Fund I is in the process of liquidation and will wind-down affairs during 2006.

The Fund I dispositions in 2004, combined with the sale of its 49.9% direct ownership interest in Coronado at Newport North, resulted in the Operating Partnership recognizing equity income from investments of $38.8 million. The Operating Partnership’s share of the gain on the sale of real estate of $39.3 million was reduced by a $505 non-cash loss on the early extinguishment of debt related to the write-off of unamortized loan fees. The Operating Partnership’s general partnership interest provides for “promote distributions” upon attainment of certain financial return benchmarks. During 2004, the Operating Partnership recognized $18.3 million in promote income from Fund I which is recorded in management and other fees from affiliates in the accompanying consolidated statements of operations. The Fund I dispositions in 2005 resulted in the Operating Partnership recognizing equity income from the gain on the sale of investments of $18.1 million, and $7.0 million in promote income.

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

Subject to certain exceptions, Fund II will be the Operating Partnership’s exclusive investment vehicle until October 31, 2006, or when Fund II’s committed capital has been invested, whichever occurs first. Consistent with Fund I, the Operating Partnership will be compensated for its asset management, property management, development and redevelopment services and may receive promote distributions if Fund II exceeds certain financial return benchmarks. As of December 31, 2005 Fund II owned eight apartment communities. There have been no sales in Fund II through December 31, 2005.

In August 2005, the Operating Partnership purchased 500,000 Series A Preferred shares in Multifamily Technology Solutions, Inc. (MTS). The Operating Partnership owns less than 5% of the voting stock of MTS and therefore accounts for this investment on the cost method.

	2005	2004
Investments in joint ventures accounted for under the equity method of accounting:

Direct and indirect LLC member interests of approximately 49.9%:
Newport Beach South, LLC	$-	$11,524
Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	582	14,140
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	19,340	17,242
Preferred limited partnership interest in Mountain Vista
Apartments (A)	6,806	6,806
	26,728	49,712
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc	500	-

Total investments	$27,228	$49,712

(A)	The preferred limited partnership interest is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments in joint ventures, which are accounted for under the equity method, is as follows:

	December 31,
	2005	2004
Balance sheets:
Real estate and real estate under development	$431,655	$322,233
Other assets	18,655	36,709
Total assets	$450,310	$358,942

Mortgage notes payable	$268,325	$203,171
Other liabilities	83,979	21,276
Partners' capital	98,007	134,495
Total liabilities and partners' capital	$450,311	$358,942

Operating Partnership's share of capital	$26,728	$49,712

	Years ended
	December 31,
	2005	2004	2003
Statements of operations:
Total property revenues	$27,566	$53,960	$68,011
Total gain on the sale of real estate	41,985	138,657	-
Total expenses	(29,240)	(50,957)	(66,241)
Total net income	$40,311	$141,660	$1,770

Operating Partnership's share of net income	$19,030	$41,230	$3,296

(c) Real Estate Under Development

The Operating Partnership is developing three multifamily residential communities, with an aggregate of 505 units. In connection with these development projects, the Operating Partnership has directly, or in some cases through its joint venture partners, entered into contractual construction related commitments with unrelated third parties and the total estimated cost for these projects is approximately $133,700. As of December 31, 2005, the Operating Partnership’s remaining development commitment, including those held in joint ventures, is approximately $96,600.

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

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of December 31, 2005 and 2004:

	2005	2004

Related party receivables, unsecured:
Loans made to officers prior to July 31, 2002, bearing interest at 8%,
due beginning April 2006	$375	$625
Related party receivables, substantially due on demand	297	810
Total notes and other receivable from related parties	$672	$1,435

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers, advances, and accrued management fees from joint venture investees. The Operating Partnership’s officers and directors do not have an economic interest in these joint venture investees.

On January 2, 2006 the Compensation Committee of the Operating Partnership’s Board of Directors voted to forgive certain loans made in 1996 by the Operating Partnership to the CEO and COO (then CFO).

These loans were made to those officers to assist them with paying certain tax liabilities related to their ownership interest in the Operating Partnership. The loans bore interest at 8% per annum and were due and payable in 2006. The loans forgiven totaled $150 in principal and approximately $112 in accrued interest for the CEO, $100 in principal and approximately $75 in accrued interest for the COO. The loans and accrued interest forgiven are recorded in general and administrative expenses in the accompanying consolidated statements of operations.

(5) Notes and Other Receivables

Notes and other receivables consist of the following as of December 31, 2005 and 2004:

	2005	2004
Note receivable from Lennar Emerald Merritt Partners, LLC, secured,
bearing interest at 14%, due August 2008	$-	$5,000
Note receivable from Pacifica Companies, LLC, secured,
bearing interest at 12%, due June 2008	2,193	-
Other receivables	5,512	4,535
	$7,705	$9,535

Other receivables consist primarily of other advances and subordination fees and land lease fees for the Vista Pointe property.

(6) Related Party Transactions

The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. During the years ended December 31, 2005, 2004, and 2003, the Operating Partnership paid brokerage commissions totaling $0, $350, and $854 to TMMC on the purchase and sales of real estate. The commissions are either capitalized as a cost of acquisition or are reflected as a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

Management and other fees from affiliates includes management, promote, development and redevelopment fees totaling $10,951, $23,146, and $6,027 for the years ended December 31, 2005, 2004, and 2003, respectively.

(7) Discontinued Operations

At June 30, 2004, Golden Village Recreational Vehicle Park, a property located in Hemet, California and acquired as part of the John M. Sachs merger in December 2002, met the "held for sale" criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the property were presented as discontinued operations in the consolidated financial statements for the period ended June 30, 2004. Upon reclassification as held for sale at June 30, 2004, the Operating Partnership presented Golden Village at its estimated fair value less disposal costs which resulted in an impairment charge of approximately $718. Such fair value was determined using the contractual sales price pursuant to the contract with the buyer of the property. On July 18, 2004, the Operating Partnership sold Golden Village for $6.7 million. No gain or loss was recognized on the sale.

In January 2005, the Operating Partnership sold four non-core assets that were acquired in conjunction with the John M. Sachs’s merger in 2002 for $14.9 million. The four non-core assets were: The Riviera Recreational Vehicle Park and a Manufactured Home Park, located in Las Vegas, Nevada, for which the Operating Partnership had previously entered into master lease and option agreements with an unrelated entity; and two small office buildings, located in San Diego California, aggregating 7,200 square feet. The Operating Partnership recorded a gain of $668 on the sale of these assets, net of minority interests. As of December 31, 2004 Riviera RV Resort and Riviera Mobile Home Park met the “held for sale” criteria under SFAS 144. In accordance with SFAS 144, assets and liabilities and the results of operations of the properties are presented as discontinued operations in the consolidated financial statements for all periods presented.

On June 21, 2005, the Operating Partnership sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for a contract price of approximately $47.5 million. The Operating Partnership acquired Eastridge in 1996 for $19.2 million. In conjunction with the sale, the Operating Partnership deferred $2.2 million of the gain on the sale of Eastridge because an affiliate of Essex originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Operating Partnership to financially participate in the buyer’s condominium conversion plan.

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

	2005	2004	2003

Rental revenues	$1,233	$2,764	$4,348
Interest and other	1,134	1,815	547
Revenues	2,367	4,579	4,895

Property operating expenses	(506)	(2,324)	(1,984)
Operating income from real estate sold	1,861	2,255	2,911

Gain on sale of real estate	29,219	-	-
Impairment loss	-	(718)	-

Income from discontinued operations	$31,080	$1,537	$2,911

(8) Mortgage Notes Payable and Exchangeable Bonds

Mortgage notes payable and exchangeable bonds consist of the following as of December 31, 2005 and 2004:

	2005	2004
Mortgage notes payable to a pension fund, secured by deeds of trust, bearing interest at rates ranging from 6.62% to 8.18%, interest only payments due monthly for periods ranging from October 2001 through November 2004, principal and interest payments due monthly thereafter, and maturity dates ranging from October 2008 through October 2010. Under certain conditions a portion of these loans can be converted to an unsecured note payable
Three loans are cross-collateralized by a total of 13 properties	$232,197	$235,492
Mortgage notes payable, secured by deeds of trust, bearing interest at ranges ranging from 4.14% to 7.90%, principal and interest payments due monthly,
and maturity dates ranging from February 2006 through August 2015	685,996	620,732
Multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement
(approximately 3.20% at December 2005 and 2.68% at December 2004),
plus credit enhancement and underwriting fees ranging from approximately 1.2%
to 1.9%. The bonds are convertible to a fixed rate at the Operating Partnership's option. Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from July
2020 through March 2034. These bonds are subject to various interest rate cap
agreements which limit the maximum interest rate with respect to such bonds	186,725	188,832
Mortgage note payable, secured by deed of trust, bearing interest at 7.00%, principal
and interest payments due monthly through April 2005. Repaid in March 2005	-	6,846
Multifamily housing mortgage revenue bonds secured by deed of trust on a rental property and guaranteed by a collateral pledge agreement, bearing interest at 6.455%, principal and interest payments due monthly through
January 2026. Among the terms imposed on the property, which is security for the bonds, is a requirement that 20% of the units are subject
to tenant income criteria. Repaid in December 2005	-	15,547
	1,104,918	1,067,449
Exchangeable bonds, unsecured obligations of the Operating Partnership and guaranteed by the Company, bearing interest at 3.625% per year, payable November 1 and May 1 of each year, beginning May 1, 2006 which mature on November 1, 2025. The bonds are exchangeable at the option of the holder into cash and, in certain circumstances at Essex's option, shares of the Company's common stock at an initial exchange price of $103.25 per share subject to certain adjustments. These bonds will also be exchangeable prior to November 1, 2020 under certain circumstances. The bonds are redeemable at the Operating Partnership's option for cash at any time on or after
November 4, 2010 and are subject to repurchase for cash at the option of the holder on
November 1st in years 2010, 2015, and 2020 or upon the occurrence of certain events	225,000	-
	$1,329,918	$1,067,449

The aggregate scheduled principal payments of mortgage notes payable and exchangeable bonds are as follows:

$26,192
2007	81,964
2008	155,732
2009	34,438
2010	159,344
Thereafter	872,248
$1,329,918

Repayment of debt before the scheduled maturity date could result in prepayment penalties.

(9) Lines of Credit

The Operating Partnership has two outstanding lines of credit in the aggregate committed amount of $285,000. The first line, in the committed amount of $185,000, matures in April 2007, with an option to extend it for one year thereafter. Outstanding balances under this line of credit bear interest at a rate, determined using a tiered rate structure tied to the Operating Partnership’s corporate ratings, if any, and leverage rating, which has been priced at LIBOR plus 1.00% and LIBOR plus 1.10% during 2005 and 2004, respectively. As of December 31, 2005 and 2004, the interest rate on the line of credit was approximately 4.82% and 3.40%, respectively. At December 31, 2005 the Operating Partnership had $0 outstanding on this line of credit. In December 2003, the Operating Partnership obtained a 5-year, $90,000 credit facility from Freddie Mac. The aggregate maximum principal amount of the facility increased to $100,000 in July 2004 and is secured by six of Operating Partnership’s multifamily communities. At December 31, 2005 the Operating Partnership had outstanding $25,000 under this facility, at an all-in rate of 3.62% (59 basis points over Freddie Mac’s Reference Rate). The credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth. The Operating Partnership was in compliance with the line of credit covenants as of December 31, 2005.

(10) Derivative Instruments and Hedging Activities

To hedge the cash flows associated with the refinancing of debt that matures in 2007 and 2008, on February 16, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007. Additionally, on August 18, 2005, the Operating Partnership entered into a $50.0 million notional forward-starting swap with a commercial bank at a fixed rate of 4.869% and a settlement date on or before October 1, 2008. The Operating Partnership believes that these transactions will be effective in offsetting changes in future cash flows for forecasted transactions and qualify for hedge accounting. The increase in the fair value of these derivatives during 2005 was approximately $660 and is reflected in accumulated other comprehensive income in the Operating Partnership’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during 2005. The Operating Partnership did not have accumulated other comprehensive income in 2004.

On February 22, 2006, the Operating Partnership entered into additional notional forward-starting swaps. The first was for $25.0 million with a commercial bank at a fixed rate of 5.082% and a settlement date on or before January 1, 2009. The second and third swaps are for a total of $100.0 million with two commercial banks at a fixed rate of $5.099% and a settlement date on or before January 1, 2011. These derivatives will be used to economically hedge the cash flows associated with the refinancing of debt that matures in 2008 and 2010, respectively.

(11) Lease Agreements

During the fourth quarter of 2003, the Operating Partnership entered into lease and purchase option agreements with unrelated third parties related to its five recreational vehicle parks that are comprised of 1,717 spaces, and two manufactured housing communities that contain 607 sites. Based on the agreements, the unrelated third parties have an option to purchase the assets in approximately four years for approximately $41.7 million - a 5% premium to the gross book value of the assets. The Operating Partnership received $474 as consideration for entering into the option agreement and a non-refundable upfront payment of $4.0 million, which was recorded as deferred revenue and has been amortized into income over the five year lease term. Under the lease agreements the Operating Partnership receives fixed monthly lease payments and passes through all executory costs such as property taxes. In July 2004, the Operating Partnership sold Golden Village Recreational Vehicle Park and in January 2005, the Operating Partnership sold Riviera RV Resort and Riviera Mobile Home Park.

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

The Operating Partnership is a lessor of an office building located in Southern California. The tenants’ lease terms expire at various times through 2009 with average annual lease payments of approximately $737.

The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31, 2005 are summarized as follows:
Future
Minimum
Rent
2006	$3,042
2007	3,042
2008	2,761
2009	1,673
2010	1,353
2011 and thereafter	12,682
$24,553

The carrying value of the rental properties as of December 31, 2005 and 2004 is $34,957 and $33,970, respectively.

The Operating Partnership is also a lessee of an office building located in Palo Alto next to the Operating Partnership’s headquarters. The lease term expires on September 30, 2009, with average annual lease payments of approximately $146.

(12) Equity Transactions

As of December 31, 2005, the Operating Partnership has the following cumulative redeemable preferred securities outstanding:

			Liquidation
Description	Issue Date		Preference
Cumulative redeemable preferred limited partner units:
7.875% Series B	February 1998	1,200,000 units	$60,000
7.875% Series B	April 1998	400,000 units	20,000
7.875% Series D	July 1999	2,000,000 units	50,000
			$130,000

Cumulative redeemable preferred general partner interest:
7.8125% Series F	September 2003		$25,000

Dividends on the securities are payable quarterly. The holders of the securities have limited voting rights if the required dividends are in arrears. The Series B and D preferred units represent preferred interests issued by the Operating Partnership and are included in minority interests in the accompanying consolidated balance sheets. The preferred units can be exchanged for Series B and D preferred stock of the Company under limited conditions.

On July 30, 2003, in connection with the Operating Partnership’s acquisition, by merger, of John M. Sachs, Inc. (“Sachs”) that was completed on December 17, 2002, and under the terms of the merger agreement, a final analysis was prepared, which indicated that the actual net liabilities of Sachs were less than the net liabilities of Sachs estimated to be outstanding as of the merger date.  Based on the final analysis and as a post-closing adjustment payment pursuant to the merger agreement, the Operating Partnership made a final payment of approximately $1,766 in cash and issued an additional 35,860 shares of common stock valued at $2,170 to certain of the pre-merger shareholders of Sachs.

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

On October 14, 2003, the Operating Partnership issued a notice of redemption to the holders of its 9.125% Series C Cumulative Redeemable Preferred Units. Pursuant to the provisions of the Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., the Operating Partnership redeemed all outstanding Series C Preferred Units on November 24, 2003. In connection with this redemption the Operating Partnership incurred a non-cash charge of $625 related to the write-off of the issuance costs.

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

On September 3, 2004, the Operating Partnership redeemed all of its outstanding, $55,000, 9.25% Series E Cumulative Redeemable Preferred Units of the Operating Partnership. In connection with this redemption the Operating Partnership incurred a non-cash charge of $1,575 related to the write-off of the issuance costs, which is classified as a component of minority interest in the accompanying statement of operations.

On August 6, 2004, the Operating Partnership acquired Vista Belvedere, a 76-unit apartment community located in the Marin County town of Tiburon, California. The Operating Partnership acquired the multifamily community in a UPREIT structured transaction for an agreed upon value of approximately $17.1 million. The Operating Partnership issued 73,088 limited operating partnership units to the prior owner.

(13) Net Income Per Common Unit

Basic and diluted income from continuing operations per unit are calculated as follows for the years ended December 31:

	2005			2004			2003
		Weighted-	Per		Weighted-	Per		Weighted-	Per
		average	Common		average	Common		average	Common
		Common	Unit		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations
available to common units	$55,029	25,343,695	$2.17	$84,569	25,255,190	$3.35	$34,903	23,737,077	$1.47
Income from discontinued operations	31,080	25,343,695	1.23	1,537	25,255,190	0.06	2,911	23,737,077	0.12
	86,109		3.40	86,106		3.41	37,814		1.59

Effect of Dilutive Securities:
Convertible limited partnership
Units	-	-		-	-		-	-
Stock options (1)	-	227,139		-	154,364		-	154,941
Vested series Z incentive units	-	122,803		-	80,712		-	55,912
	-	349,942		-	235,076		-	210,853
Diluted:
Income from continuing operations
available to common units	55,029	25,693,637	2.14	84,569	25,490,266	3.32	34,903	23,947,930	1.46
Income from discontinued operations	31,080	25,693,637	1.21	1,537	25,490,266	0.06	2,911	23,947,930	0.12
	$86,109		$3.35	$86,106		$3.38	$37,814		$1.58

The Operating Partnership has the ability and intent to redeem Down REIT limited Partnership units for cash and does not consider them to be common stock equivalents.

(1)
Stock options of 22,229, 29,500, and 0 for the years ended December 31, 2005, 2004, and 2003, respectively, were not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the year and, therefore, were anti-dilutive.

(14) Stock Based Compensation Plans

The Essex Property Trust, Inc. 2004 Stock Incentive Plan provides incentives to attract and retain officers, directors and key employees. The Stock Incentive Plan provides for the grants of options to purchase a specified number of shares of common stock or grants of restricted shares of common stock. Under the Stock Incentive Plan, the total number of shares available for grant is approximately 1,200,000. The Board of Directors (the Board) may adjust the aggregate number and type of shares reserved for issuance. Participants in the Stock Incentive Plans are selected by the Stock Incentive Plan Committee of the Board, which is comprised of independent directors. The Stock Incentive Plan Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date. The Company’s options have a life of ten years. Option grants fully vest between one year and five years after the grant date. For every stock option issued to purchase Company common stock, an option is issued to the general partner by the Operating Partnership to purchase Operation Partnership units with identical terms. Stock-based compensation expense for stocks options and Z and Z-1 Units (as discussed below) under the fair value method for the years ended December 31, 2005, 2004 and 2003 was approximately $2.4 million, $784 and $991, respectively. A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003 and changes during the years ended on those dates is presented below:
	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	463,376	$47.07	590,231	$42.93	743,692	$39.81
Granted	188,800	78.01	49,500	74.10	73,500	55.09
Exercised	(103,201)	43.47	(142,835)	38.71	(197,741)	34.72
Forfeited and canceled	(18,600)	76.70	(33,520)	49.72	(29,220)	49.52
Outstanding at end of year	530,375	57.73	463,376	47.07	590,231	42.93

Options exercisable at year end	248,015	43.77	267,366	40.58	301,851	37.70

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options outstanding			Options exercisable
	Number	Weighted-		Number
	outstanding	average	Weighted-	exercisable	Weighted-
	as of	remaining	average	as of	average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2005	life	price	2005	price
$18.38-27.56	600	0.0 years	$19.08	600	$19.08
27.56-36.75	91,019	2.2 years	31.09	91,019	31.09
36.75-45.94	28,827	4.4 years	38.87	28,827	38.87
45.94-55.13	166,169	6.0 years	49.89	83,989	49.67
55.13-64.32	41,300	7.9 years	60.25	38,900	60.17
64.32-73.50	68,460	9.1 years	72.80	80	65.49
73.50-82.69	100,500	9.4 years	80.00	3,600	81.23
82.69-91.88	33,500	9.5 years	85.25	1,000	84.46
	530,375	6.7 years	57.73	248,015	43.77

The issuance of Z Units is administered by the Operating Partnership’s Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 Z Units. The conversion ratio (accounted for as vesting) of the Z Units into common units, will increase by up to 10% (up to 20% in certain circumstances following their initial issuance) on January 1 of each year for each participating executive who remains employed by the Operating Partnership if the Operating Partnership has met such targets as the Compensation Committee deems appropriate, for the prior year, up to a maximum conversion ratio of 100%. The Operating Partnership has the option to redeem Z Units held by any executive whose employment has been terminated with either common units of the Operating Partnership or shares of the Company’s Common Stock based on the then-effective conversion ratio.

In June 2001, the Operating Partnership issued 200,000 Series Z Incentive Units of limited partner interest to eleven senior executives of the Company in exchange for a capital commitment of $1.00 per Series Z Incentive Unit, for an aggregate offering price of $200. The 2001 Z Unit grant had conversion ratios of 20, 28, 35.5 and 45.5 percent as of January 1, 2002, 2003, 2004 and 2005 respectively.

In June 2004, the Operating Partnership issued 95,953 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $96.0. The 2004 Z Unit grant had a conversion ratio of 20 upon issuance and 30 percent as of January 1, 2004 and 2005 respectively. In 2005 an additional 27,000 Z-1 Units were granted to two executives pursuant to the 2004 grant terms with a 20% conversion ratio at issuance.

In December 2005, the Operating Partnership issued 89,999 Series Z-1 Incentive Units of limited partner interest to fourteen senior executives of the Company in exchange for cash or a capital commitment of $1.00 per Series Z-1 Incentive Unit, for an aggregate offering price of $90. The 2005 Z-1 Unit grant had a conversion ratio of 20 percent as of December 31, 2005.

(15) Segment Information

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the years ended and as of December 31, 2005, 2004, and 2003:
	Years Ended December 31,
	2005	2004	2003
Revenues:
Southern California	$188,926	$167,044	$137,662
Northern California	66,005	60,987	61,082
Pacific Northwest	57,354	49,963	44,913
Other areas	4,055	2,725	5,149
Total property revenues	$316,340	$280,719	$248,806

Net operating income:
Southern California	$128,542	$112,334	$95,226
Northern California	44,206	40,575	41,813
Pacific Northwest	36,745	31,587	29,251
Other areas	1,496	422	1,779
Total segment net operating income	210,989	184,918	168,069

Depreciation and amortization:
Southern California..	(41,884)	(39,264)	(28,544)
Northern California	(15,984)	(15,507)	(13,208)
Pacific Northwest	(14,784)	(11,022)	(12,202)
Other areas	(7,326)	(5,863)	(2,693)
	(79,978)	(71,656)	(56,647)
Interest:
Southern California	(30,818)	(26,900)	(22,595)
Northern California	(16,117)	(13,955)	(12,044)
Pacific Northwest	(7,079)	(6,539)	(4,844)
Nonsegment	(19,600)	(15,629)	(12,927)
	(73,614)	(63,023)	(52,410)

Amortization of deferred financing costs	(1,970)	(1,587)	(1,197)
General and administrative	(19,148)	(18,084)	(9,637)
Other expenses	(5,827)	-	-
Management and other fees from affiliates	10,951	23,146	6,027
Gain on sale or real estate	6,391	7,909	-
Interest and other income	8,621	3,173	688
Equity income in co-investments	19,030	41,230	3,296
Minority interests	(5,687)	(3,498)	(4,134)
Income tax provision	(2,538)	(257)	-

Income from continuing operations	$67,220	$102,271	$54,055

Assets:
Southern California	$1,211,372	$1,162,803
Northern California	456,093	458,199
Pacific Northwest	374,958	358,219
Other areas	57,652	62,321
Net real estate assets	2,100,075	2,041,542
Nonsegment assets	139,215	175,675
Total assets	$2,239,290	$2,217,217

(16) 401(k) Plan

The Operating Partnership has a 401(k) benefit plan (the Plan) for all full-time employees who have completed six months of service. Employees may contribute up to 23% of their compensation, limited by the maximum allowed under Section 401(k) of the Internal Revenue Code. The Operating Partnership matches the employee contributions for nonhighly compensated personnel, up to 50% of their contribution up to a specified maximum. Operating Partnership contributions to the Plan were approximately $189, $98, and $93 for the years ended December 31, 2005, 2004, and 2003.

(17) Fair Value of Financial Instruments

Management believes that the carrying amounts of its variable rate mortgage notes payable, lines of credit, notes receivable from investees and other related parties and notes and other receivables approximate fair value as of December 31, 2005 and 2004, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership’s $1,143,193 of fixed rate mortgage notes payable and exchangeable bonds at December 31, 2005 are approximately $1,184,182 based on the terms of existing mortgage notes payable compared to those available in the marketplace. At December 31, 2004, the Operating Partnership’s fixed rate mortgage notes payable of $878,617 had an approximate market value of $945,607. Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, other liabilities and dividends payable approximate fair value as of December 31, 2005 and 2004 due to the short-term maturity of these instruments.

(18) Commitments and Contingencies

At December 31, 2005 we had four non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2080. Land lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities. Total lease commitments, under land leases and operating leases, are approximately $1,600 per year.

Company has a performance guarantee with a commercial bank related to the Northwest Gateway development.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk, as defined in SFAS 5, of having a material impact on the financial statements, the Operating Partnership will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue appropriate liability for remediation and other potential liability. The Operating Partnership will consider whether such occurrence results in an impairment of value on the affected property and, if so, accrue an appropriate reserve for impairment.

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

The Operating Partnership may enter into transactions that could require us to pay the tax liabilities of the partners in the Operating Partnership or in the Down REIT entities, which are within our control. Although the Operating Partnership plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code we can provide no assurance that we will be able to do so and if such tax liabilities were incurred they can expect to have a material impact on our financial position.

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

There has been no change to the settlement amount since the second quarter of 2005. However, litigation is subject to inherent uncertainties, and such amount represents management’s best estimate of the total cost of the litigation at this time.

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

(19) Quarterly Results of Operations (Unaudited)

The following is a summary of quarterly results of operations for 2005 and 2004:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31(1)	September 30(1)	June 30(1)	March 31(1)
2005:
Total property revenues	$81,489	$80,219	$77,965	$76,667

Income from continuing operations	$8,413	$12,243	$16,202	$30,362

Net income	$8,413	$12,243	$45,410	$32,234
Net income available to common
units	$5,365	$9,195	$42,362	$29,187
Per unit data:
Net income:
Basic	$0.22	$0.36	$1.67	$1.15

Diluted	$0.17	$0.39	$1.65	$1.14
Distributions per common unit	$0.81	$0.81	$0.81	$0.81

2004:
Total property revenues	$73,728	$71,733	$69,616	$65,642

Income from continuing operations	$38,239	$43,069	$10,405	$10,558

Net income	$38,476	$43,722	$10,358	$11,252
Net income available to common
units	$35,428	$38,157	$5,861	$6,660
Per unit data:
Net income:
Basic	$1.40	$1.51	$0.23	$0.27

Diluted	$1.40	$1.49	$0.23	$0.26
Distributions per common unit	$0.79	$0.79	$0.79	$0.79

(1)	Net earnings from discontinued operations have been reclassified for all periods presented.

(20) Subsequent Events

On January 6, 2006, the Operating Partnership acquired two apartment communities - Chimney Sweep and CBC, aggregating 239 units, located in Isle Vista, California for a combined price of approximately $57.1 million.

On January 31, 2006, the Operating Partnership acquired substantially all of the ownership of the Northwest Gateway development project.

On February 23, 2006, the Operating Partnership announced that the Board of Directors had approved a $.12 per share annual increase to the quarterly cash dividend. Accordingly, the first quarter dividend distribution, payable on April 17, 2006 to shareholders of record as of March 31, 2006, will be $0.84 per share.

In the first quarter of 2006, we sold Vista Capri East and Casa Tierra for approximately $7.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Financial Statement Schedule III
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

							Costs
					Initial cost		capitalized	Gross amount carried at close of period
						Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location		Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered multifamily properties
Foothill Commons	360	Bellevue, WA	$		$2,435	$9,821	$4,233	$2,440	$14,048	16,489	$7,994	1978	03/90	3-30
Oak Pointe	390	Sunnyvale, CA			4,842	19,776	8,686	4,847	28,457	33,304	15,724	1973	12/88	3-30
Palisades	192	Bellevue, WA			1,560	6,242	4,482	1,565	10,719	12,284	4,970	1969/1977(2)	05/90	3-30
Pathways	296	Long Beach, CA			4,083	16,757	9,165	6,239	23,767	30,005	11,001	1975	02/91	3-30
Stevenson Place (The Apple)	200	Fremont, CA			996	5,582	6,754	1,001	12,330	13,332	7,883	1971	04/82	3-30
Summerhill Commons	184	Newark, CA			1,608	7,582	2,494	1,525	10,159	11,684	5,976	1987	07/87	3-30
Summerhill Park	100	Sunnyvale, CA			2,654	4,918	886	2,656	5,802	8,458	3,498	1988	09/88	3-30
Woodland Commons	236	Bellevue, WA			2,040	8,727	2,529	2,044	11,252	13,296	6,269	1978	03/90	3-30
				93,743	20,218	79,405	39,229	22,317	116,535	138,852	63,314
Fountain Court	320	Bellevue, WA			6,702	27,306	760	6,985	27,783	34,768	5,554	2000	03/00	3-30
Hillcrest Park (Mirabella)	608	Newbury Park, CA			15,318	40,601	11,510	15,755	51,673	67,429	12,766	1973	03/98	3-30
Hillsborough Park	235	La Habra, CA			6,291	15,455	581	6,272	16,055	22,327	3,466	1999	09/99	3-30
				78,782	28,311	83,362	12,850	29,012	95,511	124,523	21,787
The Shores	462	San Ramon, CA			12,105	18,252	16,359	12,682	34,034	46,716	9,674	1988	01/97	3-30
Waterford	238	San Jose, CA			11,808	24,500	10,404	15,165	31,547	46,712	5,303	2000	06/00	3-30
				59,669	23,913	42,752	26,763	27,847	65,581	93,428	14,977
Bonita Cedars	120	Bonita, CA			2,496	9,913	658	2,503	10,564	13,067	1,135	1983	12/02	3-30
Castle Creek	216	Newcastle, WA			4,149	16,028	1,312	4,833	16,655	21,489	5,148	1997	12/97	3-30
Forest View	192	Renton, WA			3,731	14,530	273	3,731	14,803	18,534	1,136	1998	10/03	3-30
Mira Woods	355	Mira Mesa, CA			7,165	28,459	3,710	7,186	32,147	39,334	3,086	1982	12/02	3-30
Walnut Heights	163	Walnut, CA			4,858	19,168	829	4,887	19,968	24,855	1,471	1964	10/03	3-30
				25,000	22,399	88,098	6,782	23,140	94,138	117,279	11,976
Alpine Village	306	Alpine, CA		17,577	4,967	19,728	1,244	4,982	20,958	25,939	2,174	1971	12/02	3-30
Anchor Village	301	Mukilteo, WA		10,750	2,498	10,595	3,762	2,616	14,239	16,855	5,723	1981	01/97	3-30
Brighton Ridge	264	Renton, WA		16,466	2,623	10,800	1,959	2,656	12,725	15,382	4,859	1986	12/96	3-30
Brookside Oaks	170	Sunnyvale, CA		14,539	7,301	16,310	1,376	7,591	17,395	24,987	3,665	1973	06/00	3-30
Camarillo Oaks	564	Camarillo, CA		54,894	10,953	25,254	3,895	11,075	29,026	40,102	11,266	1985	07/96	3-30
Capri at Sunny Hills	100	Fullerton, CA		11,896	3,337	13,320	2,250	3,609	15,299	18,907	2,215	1961	09/01	3-30
Canyon Ponte	250	Bothell, WA		16,181	4,692	18,288	486	4,693	18,773	23,466	1,401	1990	10/03	3-30
City Heights(3)	687	Los Angeles, CA		32,850	9,655	37,078	4,884	9,901	41,716	51,617	9,436	1968	12/00	3-30
Coral Gardens	200	El Cajon, CA		11,303	3,638	14,452	550	3,649	14,991	18,640	1,574	1976	12/02	3-30
Devonshire	276	Hemet, CA		11,444	3,470	13,786	1,084	3,482	14,858	18,340	1,612	1988	12/02	3-30
Emerald Ridge	180	Bellevue, WA		11,039	3,449	7,801	1,457	3,449	9,258	12,707	4,154	1987	11/94	3-30
Esplanade	278	San Jose, CA		40,153	18,170	40,086	1,729	18,424	41,561	59,985	1,546	2002	11/04	3-30
Evergreen Heights	200	Kirkland, WA		11,234	3,566	13,395	1,527	3,649	14,839	18,488	4,617	1990	06/97	3-30
Fountain Park	705	Playa Vista, CA		83,179	25,073	94,980	870	25,203	95,720	120,923	6,214	2002	02/94	3-30
														(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Encumbered multifamily properties (continued)
Hearthstone II	140	Santa Ana, CA	9,652	2,833	11,303	1,428	3,021	12,543	15,564	1,776	1970	11/01	3-30
Hidden Valley - Parker Ranch	324	Simi Valley, CA	33,977	14,174	34,065	208	11,700	36,748	48,447	1,865	2004	12/04	3-30
Highridge	255	Rancho Palos Verde, CA	19,043	5,419	18,347	4,861	5,658	22,968	28,627	7,262	1972	05/97	3-30
Huntington Breakers	342	Huntington Beach, CA	21,720	9,306	22,720	2,779	9,315	25,490	34,805	7,358	1984	10/97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	2,439	3,474	10,313	13,787	4,632	1985	10/94	3-30
Kings Road	196	Los Angeles, CA	15,083	4,023	9,527	4,678	4,031	14,197	18,228	3,634	1979	06/97	3-30
Le Pac Luxury Apartments (Plumtree)	140	Santa Clara, CA	14,149	3,090	7,421	4,440	3,092	11,859	14,951	4,025	1975	02/94	3-30
Marbrisa	202	Long Beach, CA	21,583	4,700	18,605	937	4,760	19,483	24,242	2,264	1987	09/02	3-30
Mariners Place	105	Oxnard, CA	4,013	1,555	6,103	767	1,562	6,863	8,425	1,521	1987	05/00	3-30
Montejo	124	Garden Grove, CA	5,981	1,925	7,685	760	2,097	8,273	10,370	1,220	1974	11/01	3-30
Monterey Villas (The Village)	122	Oxnard, CA	14,234	2,349	5,579	4,127	2,424	9,632	12,055	2,438	1974	07/97	3-30
Monterra del Rey (Glenbrook)	84	Pasadena, CA	10,463	2,312	4,923	4,185	2,825	8,595	11,420	1,794	1972	04/99	3-30
Monterra del Sol (Euclid)	85	Pasadena, CA	2,687	2,202	4,794	4,269	2,824	8,440	11,265	1,570	1972	04/99	3-30
Mt. Sutro	99	San Francisco, CA	5,878	2,334	8,507	974	2,725	9,091	11,815	1,986	1973	06/01	3-30
Park Place/Windsor Court/Cochran	176	Los Angeles, CA	22,669	4,965	11,806	1,516	5,015	13,272	18,287	4,422	1988	08/97	3-30
Pointe at Cupertino, The (Westwood)	116	Cupertino, CA	13,389	4,505	17,605	270	4,505	17,875	22,380	962	1963	08/98(6)	3-30
Sammamish View	153	Bellevue, WA	11,097	3,324	7,501	1,238	3,331	8,732	12,063	3,644	1986	11/94	3-30
San Marcos	432	Richmond, CA	50,657	15,563	36,204	23,621	22,817	52,571	75,388	3,680	2003	11/03	3-30
Stonehedge Village	196	Bothell, WA	14,146	3,167	12,603	1,584	3,201	14,153	17,354	4,033	1986	10/97	3-30
Summit Park	300	San Diego, CA	21,796	5,959	23,670	1,383	5,977	25,035	31,012	2,737	1972	12/02	3-30
The Barkley	161	Anahiem, CA	5,081	2,272	8,520	1,417	2,343	9,866	12,209	2,404	1984	04/00	3-30
The Bluffs	224	San Diego, CA	12,569	3,405	7,743	831	3,442	8,537	11,979	2,852	1974	06/97	3-30
The Carlyle	132	San Jose, CA	15,852	3,954	15,277	8,885	5,801	22,315	28,116	3,621	2000	04/00	3-30
Tierra Vista	404	Oxnard, CA	37,179	13,652	53,336	347	13,661	53,674	67,335	2,915	2001	01/01(7)	3-30
Treehouse	164	Santa Ana, CA	8,053	2,626	10,485	1,067	2,836	11,342	14,178	1,692	1970	11/01	3-30
Treetops	172	Fremont, CA	9,800	3,520	8,182	1,810	3,580	9,933	13,512	3,851	1978	01/96	3-30
Valley Park	160	Fountain Valley	10,202	3,361	13,420	1,383	3,585	14,578	18,164	2,163	1969	11/01	3-30
Villa Angelina	256	Placentia	13,796	4,498	17,962	1,364	4,777	19,047	23,824	2,694	1970	11/01	3-30
Vista Belvedere	76	Tiburon, CA	11,636	5,573	11,901	597	5,573	12,498	18,071	547	1963	08/04	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	1,595	1,296	6,564	7,860	2,774	1986	11/95	3-30
Wharfside Pointe	142	Seattle, WA	8,059	2,245	7,020	1,649	2,256	8,658	10,914	3,825	1990	06/94	3-30
Wimbledon Woods	560	Hayward, CA	53,143	9,883	37,670	5,542	10,350	42,745	53,095	11,291	1975	03/98	3-30
Windsor Ridge	216	Sunnyvale, CA	11,639	4,017	10,315	1,984	4,021	12,295	16,316	6,886	1989	03/89	3-30
			1,123,524	355,696	1,113,150	207,632	375,169	1,301,308	1,676,477	282,849
													(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)
						Costs
				Initial cost		capitalized		Gross amount carried at close of period
					Buildings and	subsequent to		Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition		improvements	improvements	Total	depreciation	construction	acquired	(years)
Unencumbered multifamily properties
Alpine Country	108	Alpine, CA		1,741	6,914	318		1,746	7,227	8,973	761	1986	12/02	3-30
Avondale at Warner Center	446	Woodland Hills, CA		10,536	24,522	6,710		10,601	31,167	41,768	7,271	1989	01/97	3-30
Bridle Trails	92	Kirkland, WA		1,500	5,930	1,983		1,531	7,882	9,413	2,070	1986	10/97	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	1,779		5,293	13,616	18,910	4,702	1989	01/97	3-30
Bunker Hill Towers	456	Los Angeles, CA		11,498	27,871	2,229		11,639	29,960	41,598	8,689	1968	03/98	3-30
Cambridge	40	Chula Vista, CA		497	1,973	148		498	2,120	2,618	220	1965	12/02	3-30
Carlton Heights	70	Santee, CA		1,099	4,368	243		1,103	4,607	5,710	495	1979	12/02	3-30
Casa Tierra	40	El Cajon, CA		522	2,074	166		523	2,239	2,762	249	1972	12/02	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	924		5,652	17,258	22,909	525	1984	01/05	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	1,203		4,187	17,773	21,960	1,885	1976	12/02	3-30
Emerald Palms	152	San Diego, CA		2,909	11,556	543		2,918	12,090	15,008	1,293	1986	12/02	3-30
Fairway (8)	74	Newport Beach, CA		-	7,850	2,284		9	10,125	10,134	2,773	1972	06/99	3-30
Fairwood Pond	194	Renton, WA		5,296	15,564	165		5,300	15,726	21,025	621	1997	10/04	3-30
Foothill/Twincreeks	176	San Ramon, CA		5,875	13,992	1,883		5,964	15,787	21,750	5,620	1985	02/97	3-30
Grand Regency	60	Escondido, CA		881	3,498	161		883	3,657	4,540	391	1967	12/02	3-30
Hampton Park (Columbus)	83	Glendale, CA		2,407	5,672	1,480		2,426	7,133	9,559	1,524	1974	06/99	3-30
Hampton Place (Lorraine)	132	Glendale, CA		4,288	11,081	1,588		4,307	12,650	16,957	2,774	1970	06/99	3-30
Jackson School Village	200	Hillsboro, OR		2,588	10,452	972		2,698	11,315	14,012	2,100	1996	09/00	3-30
Landmark	285	Hillsboro, OR		3,655	14,200	1,878		3,700	16,033	19,733	5,654	1990	08/96	3-30
Linden Square	183	Seattle, WA		4,374	11,588	559		4,202	12,319	16,521	2,408	1994	06/00	3-30
Lofts at Pinehurst (Villa Scandia)	118	Ventura, CA		1,570	3,912	3,815		1,618	7,679	9,297	1,951	1971	06/97	3-30
Maple Leaf	48	Seattle, WA		805	3,283	229		828	3,490	4,317	1,072	1986	10/97	3-30
Marina City Club (9)	101	Marina Del Rey, CA		-	28,167	1,650		-	29,817	29,817	1,885	1971	01/04	3-30
Marina Cove (10)	292	Santa Clara, CA		5,320	16,431	2,963		5,324	19,390	24,714	8,809	1974	06/94	3-30
Meadows @ Cascade	198	Vancouver, WA		2,261	9,070	1,761		2,337	10,756	13,092	3,537	1988	11/97	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	2,217		7,898	20,763	28,661	7,293	1986	11/96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	396		1,894	7,888	9,782	807	1963	12/02	3-30
Mirabella	188	Marina Del Rey, CA		6,180	26,673	1,048		6,270	27,631	33,901	5,359	2000	05/00	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	317		10,154	39,040	49,194	787	1984	Jul-05	3-30
Monterra del Mar (Windsor Terrace)	123	Pasadena, CA		2,188	5,263	3,818		2,735	8,534	11,269	2,379	1972	09/97	3-30
Mountain View	106	Camarillo, CA		3,167	11,106	215		3,117	11,372	14,488	749	1980	01/04	3-30
Park Hill	245	Issaquah, CA		7,284	21,937	210		7,284	22,147	29,431	940	1999	02/99(4)	3-30
Peregrine Point	67	Issaquah, CA		3,384	13,523	(223)	(5)	3,317	13,367	16,684	1,559	2003	1/03	3-30
Pinehurst	28	Ventura, CA		355	1,356	183		6	1,888	1,894	75	1973	12/04	3-30
Salmon Run	132	Bothell, WA		3,717	11,483	390		3,802	11,789	15,590	2,016	2000	10/00	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,006		2,820	12,167	14,988	1,339	1983	12/02	3-30
Spring Lake	69	Seattle, WA		838	3,399	255		859	3,633	4,492	1,145	1986	10/97	3-30
St. Cloud	302	Houston, TX		2,140	8,496	(57)		2,146	8,433	10,579	1,118	1968	12/02	3-30
														(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total	depreciation	construction	acquired	(years)
Unencumbered multifamily properties (continued)
The Laurels	164	Mill Creek, WA		1,559	6,430	1,101	1,595	7,495	9,090	2,689	1981	12/96	3-30
The Marbella	60	Los Angeles, CA		2,826	11,269	58	2,871	11,283	14,153	94	1991	09/05	3-30
Tierra del Sol/Norte	156	El Cajon, CA		2,455	9,753	369	2,463	10,114	12,577	1,077	1969	12/02	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	1,260	3,853	9,684	13,538	3,136	1985	10/97	3-30
Village @ Cascade	192	Vancouver, WA		2,103	8,753	714	2,154	9,416	11,570	2,791	1995	12/97	3-30
Vista Capri - East	26	San Diego, CA		262	1,040	235	262	1,275	1,537	129	1967	12/02	3-30
Vista Capri - North	106	San Diego, CA		1,663	6,609	363	1,668	6,967	8,635	696	1975	12/02	3-30
Vista Point (3)(11)	-	Anaheim, CA		-	-	73	73	-	73	-	1968	07/85	--
Wilshire Promenade	149	Fullerton, CA		3,118	7,385	4,811	3,797	11,517	15,314	3,524	1992	01/97	3-30
Woodlawn Colonial	159	Chula Vista, CA		2,344	9,311	806	2,350	10,111	12,461	1,101	1974	12/02	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	449	5,342	21,474	26,816	714	1987	12/04	3-30
	23,538		1,123,524	517,516	1,667,496	265,283	539,187	1,911,108	2,450,295	393,646

Other real estate assets
Office Buildings
Derian		Irvine, CA		3,079	12,315	5,029	3,105	17,318	20,423	2,663	1983	07/00	3-30
925 East Meadow (12)		Palo Alto, CA	-	1,401	3,172	1,090	1,857	3,807	5,663	1,678	1984	11/97	3-30
22120 Clarendon (13)		Woodland Hills, CA	-	903	3,600	1,054	1,014	4,543	5,557	968	1982	03/01	3-30

Recreational vehicle parks
Circle RV		El Cajon, CA	-	2,375	2,347	141	2,506	2,357	4,863	240	1977	12/02	3-30
Diamond Valley		Hemet, CA	-	650	636	44	688	642	1,330	69	1974	12/02	3-30
Vacationer		El Cajon, CA	-	1,975	1,951	137	2,099	1,964	4,063	202	1973	12/02	3-30

Manufactured housing communities
Green Valley		Vista, CA	6,395	3,750	3,710	275	3,993	3,742	7,735	388	1973	12/02	3-30

Total multifamily and other real estate assets			$1,129,919	$531,649	$1,695,227	$273,053	$554,449	$1,945,480	$2,499,929	$399,854			(Continued)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Real Estate and Accumulated Depreciation
December 31, 2005
(Dollars in thousands)
						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)

Development communities (14)
Northwest Gateway	275	Los Angeles, CA	-	8,100	-	8,765	16,865	-	16,865	-	-	12/04	-
Moorpark	200	Moorpark, CA	-	4,303	-	703	5,006	-	5,006	-	-	05/05	-
Tuscana	30	Tracy, CA	-	2,679	-	1,642	4,321	-	4,321	-	-	05/05	-
Pre-development costs			-	2,683	-	8,268	10,951		10,951	-	-		-

Total development communities			$-	$17,765	$-	$19,378	$37,143	$-	$37,143	$-			(Concluded)

(1) The aggregate cost for federal income tax purposes is $1,962,478.
(2) Phase I was built in 1969 and Phase II was built in 1977.
(3) The Company has a leasehold interest in this land and receives a land lease payment over a 34-year-term.
(4) The Company's initial 45% interest was obtained in 1999. The remaining 55% interest was acquired in 2004.
(5) The Company sold a single family home built on the property for $336 in 2003.
(6) The Company's initial 20% interest was obtained in 1998. The remaining 80% interest was acquired in 2004.
(7) The Company's initial 20% interest was obtained in 2001. The remaining 80% interest was acquired in 2004.
(8) The land is leased pursuant to a ground lease expiring 2027.
(9) The land is leased pursuant to a ground lease expiring 2067.
(10) A portion of land is leased pursuant to a ground lease expiring in 2028.
(11) The Company's interest in the land is subordinate to a loan issued to the purchaser of the buildings and improvements, and therefore the carrying amount was written off in connection with the sale.

(12) Total rentable square footage of 17,404.
(13) Total rentable square footage of 38,940.
(14) All construction costs are reflected as real estate under development in the Company's consolidated balance sheets until the project reaches stabilization.

A summary of activity for real estate and accumulated depreciation is as follows:

	2005	2004	2003		2005	2004	2003
Real estate:				Accumulated depreciation:
Balance at beginning of year	$2,371,194	$1,984,122	$1,762,221	Balance at beginning of year	$329,652	$265,763	$208,014
Improvements	24,000	28,380	30,895	Depreciation expense - Acquisitions	1,406	5,956	334
Acquisition of real estate	90,065	406,745	66,031	Depreciation expense - Development	-	630	2,344
Development of real estate	37,143	48,239	124,975	Depreciation expense - Discontinued operations	148	1,267	1,102
Disposition of real estate	(22,473)	(81,351)	-	Depreciation expense	78,572	65,070	53,969
Real estate investment held for sale	-	(14,941)	-	Dispositions	(4,768)	(2,948)	-
Balance at the end of year	$2,499,929	$2,371,194	$1,984,122	FAS 141 adjustment	(5,156)	(5,590)	-
				Real estate investment held for sale	-	(496)	-
				Balance at the end of year	$399,854	$329,652	$265,763

See accompanying Independent Registered Public Accounting Firm’s Report.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 15, 2006

ESSEX PORTFOLIO, L.P.
(Registrant)

By: ESSEX PROPERTY TRUST, INC.
Its: General Partner

    By:/S/ MICHAEL T. DANCE

Michael T. Dance
Executive Vice President, Chief Financial Officer
(Authorized Officer, Principal Financial Officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Keith R. Guericke and Michael T. Dance, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated.
Signature	Title	Date
/S/ KEITH R. GUERICKE Keith R. Guericke	Chief Executive Officer and President, Director, and Vice Chairman of the Board (Principal Executive Officer)	March 15, 2006
/S/ MICHAEL T. DANCE Michael T. Dance	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006
/S/ MICHAEL J. SCHALL Michael J. Schall	Senior Executive Vice President, Director, and Chief Operating Officer	March 15, 2006
/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	March 15, 2006
/S/ WILLIAM A. MILLICHAP William A. Millichap	Director	March 15, 2006
/S/ DAVID W. BRADY David W. Brady	Director	March 15, 2006
/S/ ROBERT E. LARSON Robert E. Larson	Director	March 15, 2006
/S/ GARY P. MARTIN Gary P. Martin	Director	March 15, 2006
/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	March 15, 2006
S-1

Signature	Title	Date
/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	March 15, 2006
/S/ WILLARD H. SMITH, JR. Willard H. Smith, Jr.	Director	March 15, 2006

S-2

EXHIBIT INDEX
Exhibit No.	Document	Note
2.2	Agreement of Purchase and Sale dated as of August 13, 2004, by and between United Dominion Realty, L.P., a Delaware limited partnership, as Buyer, and Essex The Crest, L.P., a California limited partnership, Essex El Encanto Apartments, L.P., a California limited partnership, Essex Hunt Club Apartments, L.P., a California limited partnership, and the other signatories named as Sellers therein. Attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 5, 2004, and incorporated herein by reference.	--
3.1	Articles of Amendment and Restatement of Essex dated June 22, 1995, attached as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by reference.	--
3.2	Articles Supplementary of Essex Property Trust, Inc. for the 8.75% Convertible Preferred Stock, Series 1996A, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.3	First Amendment to Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.	--
3.4	Certificate of Correction to Exhibit 3.2 dated December 20, 1996	(1)
3.5	Amended and Restated Bylaws of Essex Property Trust, Inc., attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
3.6	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc., dated December 17, 1996.	(1)
3.7	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on February 10, 1998, attached as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
3.8	Articles Supplementary reclassifying 500,000 shares of Common Stock as 500,000 shares of 9 1/8% Series C Cumulative Redeemable Preferred Stock, filed with the State of Maryland on November 25, 1998.	(2)
3.9	Certificate of Correction to Exhibit 3.2 dated February 12, 1999.	(2)
3.10	Articles Supplementary reclassifying 6,617,822 shares of Common Stock as 6,617,822 shares of Series A Junior Participating Preferred Stock, filed with the State of Maryland on November 13, 1998, attached as Exhibit 4.0 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.	--
3.11	Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on July 30, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
3.12	Articles Supplementary reclassifying 2,200,000 shares of Common Stock as 2,200,000 shares of 9.25% Series E Cumulative Redeemable Preferred Stock, filed with the State of Maryland on September 9, 1999, attached as Exhibit 3.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
3.13	Certificate of Correction to Articles Supplementary reclassifying 2,000,000 shares of Common Stock as 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.14	Certificate of Amendment of the Bylaws of Essex Property Trust, Inc. dated February 14, 2000, attached as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.	--
3.15	Articles Supplementary relating to the 7.8125% Series F Cumulative Redeemable Preferred Stock, attached as Exhibit 3.1 to the Company's Form 8-K, dated September 19, 2003, and incorporated herein by reference.	--
3.16	Articles Supplementary reclassifying 2,000,000 shares of 7.875% Series B Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series B Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	--
3.17	Articles Supplementary reclassifying 2,000,000 shares of 9.30% Series D Cumulative Redeemable Preferred Stock as 2,000,000 shares of Series D Cumulative Redeemable Preferred Stock, filed with the State of Maryland on January 14, 2004	--
4.1	Rights Agreement, dated as of November 11, 1998, between Essex Property Trust, Inc., and BankBoston, N.A., as Rights Agent, including all exhibits thereto, attached as Exhibit 1 to the Company’s Registration Statement filed on Form 8-A dated November 12, 1998, and incorporated herein by reference.	--
4.2	Amendment to Rights Agreement, dated as of December 13, 2000, attached as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.	--
4.3	Amendment to Rights Agreement, dated as of February 28, 2002 attached as Exhibit 4.3 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.1	Essex Property Trust, Inc. 1994 Stock Incentive Plan, (amended and restated), attached as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.*	--
10.2	First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.	--
10.3	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated February 6, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 3, 1998, and incorporated herein by reference.	--
10.4	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated April 20, 1998, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 23, 1998, and incorporated herein by reference.	--
10.5	Third Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated November 24, 1998.	(2)
10.6	Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated July 28, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.	--
10.7	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated September 3, 1999, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.	--
10.8	Form of Essex Property Trust, Inc. 1994 Non-Employee and Director Stock Incentive Plan, attached as Exhibit 10.3 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.*	--
10.9	Form of Indemnification Agreement between Essex and its directors and officers, attached as Exhibit 10.7 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.10	First Amendment to Investor Rights Agreement dated July 1, 1996 by and between George M. Marcus and The Marcus & Millichap Company, attached as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 13, 1996, and incorporated herein by reference.	--
10.11	Co-Brokerage Agreement by and among Essex, the Operating Partnership, MM REIBC and Essex Management Corporation attached as Exhibit 10.15 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.12	General Partnership Agreement of Essex Washington Interest Partners attached as Exhibit 10.16 to the Company’s Registration Statement on Form S-11 (Registration No.33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.13	Form of Investor Rights Agreement between Essex and the Limited Partner of the Operating Partnership attached as Exhibit 10.26 to the Company’s Registration Statement on Form S-11 (Registration No. 33-76578), which became effective on June 6, 1994, and incorporated herein by reference.	--
10.14	Phantom Stock Unit Agreement for Mr. Guericke, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.15	Phantom Stock Unit Agreement for Mr. Schall, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form was used for subsequent phantom stock agreements.)*	--
10.16	Replacement Promissory Note (April 15, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.17	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Guericke, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.18	Replacement Promissory Note (April 30, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.*	--
10.19	Promissory Note (December 31, 1996) and Pledge Agreement for Mr. Schall, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference. (Same form of Promissory Note and Pledge Agreement used for subsequent loans.)*	--
10.20	First Amended and Restated Agreement of Limited Partnership of Western Highridge I Investors, effective as of May 13, 1997, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.21	Registration Rights Agreement, effective as of May 13, 1997, by and between the Company and the limited partners of Western-Highridge I Investors, Irvington Square Associates, Western-Palo Alto II Investors, Western Riviera Investors, and Western-San Jose III Investors, attached as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.	--
10.22	$100,000,000 Promissory Note between Essex Portfolio, L.P., and Essex Morgan Funding Corporation, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.	--
10.23	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 28, 2001, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.*	--
10.24	Executive Severance Plan attached as Exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.	--
10.25	Registration Rights Agreement by and among Essex and the Sachs shareholders, dated December 17, 2002, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 23, 2002, and incorporated herein by reference.	--
10.26	Agreement between Essex Property Trust, Inc. and George M. Marcus dated March 27, 2003 attached as Exhibit 10.32 to the Company’s Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.	--
10.27	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of June 26, 2003, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.*	--
10.28	Series F Cumulative Redeemable Preferred Stock Purchase Agreement, dated September 25, 2003, by and between Essex Property Trust, Inc. and Lend Lease Rosen Real Estate Securities, LLC, attached as Exhibit 10.1 to the Company's Form 8-K, dated September 19, 2003 and incorporated herein by reference.	--
10.29	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of September 23, 2003, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.	--
10.30	Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.36 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.31	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of January 8, 2004, attached as Exhibit 10.37 to the Company’s 10-K for the year ended December 31, 2003, and incorporated herein by reference.	--
10.32	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P. dated as of March 29, 2004, attached as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2004, and incorporated herein by reference. *	--
10.33	Third Amended and Restated Revolving Credit Agreement, dated April 30, 2004, among Essex Portfolio L.P., Bank of America and other lenders as specified therein, attached as Exhibit 10.2 to the Company’s 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.	--
10.34	Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference. *	--
10.35	Offer Letter between Essex Property Trust, Inc. and Mr. Dance, filed as Exhibit 10.1 on the Company’s Form 8-K, filed on February 14, 2005, and incorporated herein by reference. *	--
10.36	Indenture, dated October 28, 2005, by and among Essex Property Trust, Inc., as Guarantor, Essex Portfolio, L.P., as the Issuer, and Wells Fargo Bank, N.A., attached as Exhibit 10.1 to the Company’s current report on Form 8-K, filed November 2, 2005, and incorporated herein by reference.	--
10.37	Registration Rights Agreement, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., UBS Securities LLC and Bear Stearns & Co., attached as Exhibit 10.1 to the Company’s Registration Statement on Form S-3, filed January 26, 2006, and incorporated herein by reference.	--
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.	--
21.1	List of Subsidiaries of Essex Property Trust, Inc.	--
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.	--
24.1	Power of Attorney (see signature page)	--
31.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	--
32.1	Certification of Keith R. Guericke, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--
32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	--

* Management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2) Incorporated by reference to the identically numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.