Form 10-Q
period 2006-11-08
ESSEX PORTFOLIO LP
filed 2006-11-08
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The information furnished in the accompanying unaudited consolidated balance sheets, statements of operations, partners’ capital and comprehensive income and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per unit amounts)

	September 30,	December 31,
	2006	2005
Assets
Real estate:
Rental properties:
Land and land improvements	$561,582	$551,132
Buildings and improvements	2,103,595	1,932,113

	2,665,177	2,483,245
Less accumulated depreciation	(457,220)	(398,476)

	2,207,957	2,084,769
Real estate under development	101,562	54,416
Investments	53,806	27,228

	2,363,325	2,166,413
Cash and cash equivalents-unrestricted	30,142	14,337
Cash and cash equivalents-restricted	14,999	13,937
Notes and other receivables from related parties	1,841	1,173
Notes and other receivables	17,043	5,237
Prepaid expenses and other assets	18,523	23,078
Deferred charges, net	13,617	15,115

Total assets	$2,459,490	$2,239,290

Liabilities and Partners' Capital
Mortgage notes payable	$1,097,330	$1,104,918
Exchangeable bonds	225,000	225,000
Lines of credit	80,000	25,000
Accounts payable and accrued liabilities	49,414	32,982
Dividends payable	24,735	22,496
Other liabilities	14,459	12,520
Deferred gain	2,193	2,193

Total liabilities	1,493,131	1,425,109
Minority interests	43,241	47,522

Redeemable convertible limited partnership units	4,750	4,750
Preferred convertible equity (liquidation value of $149,500)	145,912	-
Partners' Capital:
General partner:
Common equity	569,784	555,895
Preferred equity (liquidation value of $25,000)	24,412	24,412
	594,196	580,307

Limited partners:
Common equity	53,080	54,252
Preferred equity (liquidation value of $185,000)	126,690	126,690
	179,770	180,942
Accumulated other comprehensive income (loss)	(1,510)	660

Total partners' capital	772,456	761,909
Commitments and contingencies

Total liabilities and partners' capital	$2,459,490	$2,239,290

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental and other property	$89,670	$81,881	$261,589	$239,819
Management and other fees from affiliates	1,872	1,601	3,526	9,108
	91,542	83,482	265,115	248,927
Expenses:
Property operating, excluding real estate taxes	23,307	21,254	68,017	62,167
Real estate taxes	7,535	7,066	22,305	20,517
Depreciation and amortization	20,666	20,323	61,432	59,945
Interest	18,525	18,566	57,012	54,866
Amortization of deferred financing costs	778	451	1,971	1,490
General and administrative	5,289	4,560	15,190	13,574
Other expenses	-	1,400	1,770	2,900
	76,100	73,620	227,697	215,459
Earnings from operations	15,442	9,862	37,418	33,468

Gain on sale of real estate	-	-	-	6,391
Interest and other income	1,701	4,978	4,749	7,932
Equity income (loss) in co-investments	(368)	(98)	(1,184)	17,217
Minority interests	(1,383)	(1,433)	(4,228)	(4,174)
Income before discontinued operations and
tax provision	15,392	13,309	36,755	60,834
Income tax provision	(150)	(1,185)	(325)	(2,386)
Income before discontinued operations	15,242	12,124	36,430	58,448

Income from discontinued operations	1,170	119	21,491	31,438
Net income	16,412	12,243	57,921	89,886
Distributions to preferred units	(1,791)	(488)	(2,768)	(1,465)
Distributions to preferred units - limited partners	(2,559)	(2,559)	(7,677)	(7,677)
Net income available to common units	$12,062	$9,196	$47,476	$80,744

Per common unit data:
Basic:
Income before discontinued operations available to
common units	$0.42	$0.36	$1.03	$1.94
Income from discontinued operations	0.05	-	0.85	1.24
Net income available to common units	$0.47	$0.36	$1.88	$3.18
Weighted average number of common units
outstanding during the period	25,424,259	25,405,930	25,275,460	25,381,534

Diluted:
Income before discontinued operations available to
common units	$0.42	$0.35	$1.00	$1.93
Income from discontinued operations	0.04	-	0.83	1.22
Net income available to common units	$0.46	$0.35	$1.83	$3.15
Weighted average number of common units
outstanding during the period	26,143,924	25,711,320	25,825,186	25,671,923

Distributions per Operating Partnership common unit	$0.84	$0.81	$2.52	$2.43

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital and
Comprehensive Income (Loss) for the nine months ended September 30, 2006
(Unaudited)
(Dollars and shares in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income (Loss)	Total
Balances at December 31, 2005	22,851	$555,895	$24,412	2,437	$54,252	$126,690	$660	$761,909
Comprehensive income:
Net income	-	42,543	2,768	-	4,933	7,677	-	57,921
Change in fair value of cash flow hedges	-	-	-	-	-	-	(2,170)	(2,170)
Comprehensive income	-	-	-	-	-	-	-	55,751
Issuance of common units under
Stock-based compensation plan	72	4,198	-	-	-	-	-	4,198
Sale of common stock	254	27,225	-	-	-	-	-	27,225
Redemption of limited partner
common units	-	-	-	(18)	(2,005)	-	-	(2,005)
Issuance of series Z and Z-1 incentive units	-	-	-	41	92	-	-	92
Reallocation of partners' capital	-	(2,026)	-	-	2,026	-	-	-
Partners' distributions	-	(58,051)	(2,768)	-	(6,218)	(7,677)	-	(74,714)
Balances at September 30, 2006	23,177	$569,784	$24,412	2,460	$53,080	$126,690	$(1,510)	$772,456

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Nine Months Ended
	September 30,
	2006	2005
Net cash provided by operating activities	$137,501	$106,652

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(161,998)	(30,968)
Redevelopment	(17,753)	(15,384)
Revenue generating capital expenditures	(1,746)	(146)
Non-revenue generating capital expenditures	(10,648)	(7,980)
Additions to real estate under development	(52,957)	(22,540)
Dispositions of real estate and investments	15,883	6,585
Changes in restricted cash and refundable deposits	5,162	6,228
Additions to notes receivable from related parties and other receivables	(15,279)	(3,278)
Repayments of notes receivable from related parties and other receivables	2,295	4,925
Net (contributions to) distributions from limited partnerships	(25,938)	43,341
Net cash used in investing activities	(262,979)	(19,217)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	281,325	152,971
Repayment of mortgage notes payable and lines of credit	(233,442)	(154,813)
Additions to deferred charges	(472)	(1,167)
Issuance of preferred stock - Series G	145,912	-
Net proceeds from stock options exercised	3,136	4,143
Net sale of common stock	27,225	-
Distributions to minority interest partners	(17,482)	(17,353)
Redemption of minority interest limited partnership units	(6,360)	(5,463)
Distributions to general partner	(58,559)	(57,032)
Net cash provided by (used in) financing activities	141,283	(78,714)

Net increase in cash and cash equivalents	15,805	8,721
Cash and cash equivalents at beginning of period	14,337	10,644
Cash and cash equivalents at end of period	$30,142	$19,365

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $2,413 and $647 capitalized
in 2006 and 2005, respectively	$52,386	$54,245

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)
(Dollars in thousands, except for per share and unit amounts)

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

The unaudited consolidated financial statements for the nine months ended September 30, 2006 and 2005 include the accounts of Essex Portfolio, L.P. (the "Operating Partnership", which holds the operating assets of Essex Property Trust, Inc., the “Company”). See below for a description of entities consolidated by the Operating Partnership. The Company is the sole general partner in the Operating Partnership, with a 90.4% general partnership interest as of September 30, 2006 and December 31, 2005.

As of September 30, 2006, the Operating Partnership has ownership interests in 129 multifamily properties (containing 27,491 units), three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), Seattle, Washington and other regions (Portland, Oregon metropolitan area and Houston, Texas).

Fund Activities

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Company to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. All of the assets in Fund I were sold during 2004 and 2005, and Fund I is in the process of liquidation.

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in apartment communities in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II has been the Operating Partnership’s exclusive investment vehicle during 2005 and 2006. As of October 2006, management has fully committed the available capital and Fund II will not make any additional acquisitions. Consistent with Fund I, the Operating Partnership records revenue for its asset management, property management, development and redevelopment services when earned, and promote income should Fund II exceed certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising ten properties), an office building that is subject to loans made by the Operating Partnership, and the multifamily improvements owned by a third party in which the Operating Partnership owns the land underlying these improvements and from which the Operating Partnership receives fees, including land lease, subordination, property management, and incentive fees. The Operating Partnership consolidates these entities because it is deemed the primary beneficiary under FIN 46R. The Operating Partnership's total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $237.8 million and $146.7 million, respectively, at

September 30, 2006 and $230.9 million and $146.7 million, respectively, at December 31, 2005.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership.

As of September 30, 2006 the Operating Partnership was involved with two VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities were approximately $79.1 million and $58.5 million, respectively, at September 30, 2006. As of December 31, 2005, the Operating Partnership was involved with three VIEs, of which it was not deemed to be the primary beneficiary, and total assets and liabilities of these entities were approximately $92.9 million and $72.5 million, respectively. The Operating Partnership does not have a significant exposure to loss resulting from its involvement with these unconsolidated VIEs.

Stock-Based Compensation

We adopted the provisions of SFAS 123 revised effective January 1, 2006 using the modified prospective approach. Stock-based compensation expense for stock options under the fair value method totaled $439 and $270 for the three months ended September 30, 2006 and 2005, respectively, and $1.1 million and $519 for the nine months ended September 30, 2006 and 2005, respectively. The intrinsic value of the stock options exercised during the three months ended September 30, 2006 and 2005 totaled $1.0 million and $2.6 million, respectively, and $3.7 million and $3.9 million for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the intrinsic value of the stock options outstanding and fully vested totaled $41.9 million and $14.3 million, respectively. As of September 30, 2006, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans totaled $3.4 million. The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) under the fair value method totaled $231 and $38 for the three months ended September 30, 2006 and 2005, respectively. Stock-based compensation capitalized for stock options and the Z Units totaled $188 and $53 for the three months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 the intrinsic value of the Z Units subject to conversion totaled $16.6 million. As of September 30, 2006, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $9.3 million. The cost is expected to be recognized over a weighted-average period of 5 to 15 years for the Z Units.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(k), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). The guidance provided in SAB 108 requires both methods to be used in evaluating materiality (“dual approach”). SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We are in the process of evaluating the impact of this Interpretation on our future consolidated financial position, results of operations and cash flows.

(2) Significant Transactions

(a) Acquisitions

On September 13, 2006, the Operating Partnership acquired Hillsdale Garden Apartments, a 697-unit community located in San Mateo, California for approximately $97.3 million. The property is subject to a ground lease with annual payments of $46 that will expire in 2047.

During October 2006, the Operating Partnership acquired Belmont Terrace, a 71-unit community located in Belmont, California for approximately $14.7 million in transaction structured as an UpREIT. The community was built in 1974 and consists of one four-story building located in the Belmont hills.

(b) Dispositions

Currently, the Operating Partnership is in the process of a condo conversion of Peregrine Point, a taxable REIT subsidiary (TRS), in Issaquah, Washington. In April of 2006 the property was reclassified from a rental property to real estate under development held for sale. During the third quarter of 2006, the Operating Partnership sold 28 of the 66 available condominiums, for a gain of $1.2 million, net of taxes and expenses.

(c) Equity

During the third quarter of 2006, the Company sold 5.98 million shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 per share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock. The conversion rate will be subject to adjustment upon the occurrence of specified events. On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.

During the third quarter 2006, the Company issued and sold approximately 114,100 shares of common stock for $12.4 million, net of fees and commissions. The Company used the net proceeds from the Series G offering and stock sales to pay down outstanding borrowings under the Company’s lines of credit, to fund the development pipeline and for general corporate purposes.

(d) The Essex Apartment Value Fund II (“Fund II”)

Fund II acquired two communities in September of 2006. Renaissance Apartments, a 168-unit apartment community located in Los Angeles, California was acquired for approximately $46.3 million and Alderwood Park Apartments, a 96-unit apartment community located in Newark, California was acquired for approximately $13.4 million.

During the fourth quarter of 2006, management anticipates closing on a land parcel, entitled for 119-units, located in Chatsworth, California for a total estimated cost of approximately $39.4 million.

As of October 31, 2006, management has determined that Fund II is fully committed and closed for any future acquisitions or development.

(3) Investments

The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate apartment communities. The following table details the Operating Partnership's investments (dollars in thousands):

	September 30,	December 31,
	2006	2005

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 20.4% and general partner
interest of 1% in Essex Apartment Value Fund, L.P (Fund I)	$582	$582
Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	45,918	19,340
Preferred limited partnership interests in Mountain Vista
Apartments (A)	6,806	6,806
	53,306	26,728
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500

Total investments	$53,806	$27,228

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	September 30,	December 31,
	2006	2005
Balance sheets:
Real estate and real estate under development	$545,602	$431,655
Other assets	20,699	18,655

Total assets	$566,301	$450,310

Mortgage notes payable	$302,739	$268,325
Other liabilities	62,437	83,979
Partners' capital	201,125	98,007

Total liabilities and partners' capital	$566,301	$450,311

Company's share of capital	$53,306	$26,728

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statements of operations:
Total property revenues	$10,887	$6,705	$30,631	$20,812
Total gain on the sales of real estate	-	5,889	-	38,897
Depreciation and amortization	(3,122)	(1,815)	(8,945)	(5,056)
Interest expense	(4,169)	(2,814)	(12,731)	(7,862)
Other operating expenses	(5,074)	(2,562)	(13,600)	(8,925)

Total net (loss) income	$(1,478)	$5,403	$(4,645)	$37,866

Operating Partnership's share of net (loss) income	$(368)	$(98)	$(1,184)	$17,217

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of September 30, 2006 and December 31, 2005 (dollars in thousands):
	September 30,	December 31,
	2006	2005
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8%, due beginning April 2007	$375	$375
Other related party receivables, substantially due on demand	1,466	798
Total notes and other receivable from related parties	$1,841	$1,173

Other related party receivables consist primarily of accrued interest income on related party notes receivable from loans to officers and advances, and $1 million in accrued promote income from Fund I as of September 30, 2006.

(5) Notes and Other Receivables
Notes receivables, secured by real estate, and other receivables consist of the following as of September 30, 2006 and
December 31, 2005 (dollars in thousands):

	September 30,	December 31,
	2006	2005

Note receivable, secured, bearing interest at 12%, due June 2008	$2,193	$2,193
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,311	-
Note receivable, secured, bearing interest at LIBOR + 4.65%, due November 2008	6,656	-
Other receivables	883	3,044
Total notes and other receivables	$17,043	$5,237

Included in other receivable as of December 31, 2005, was an amount due from the Vista Pointe joint venture for $2,176. A cash distribution for the entire amount was received from escrow in July 2006.

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from the Operating Partnership’s investees of $872 and $705 for the three months ended September 30, 2006 and 2005, respectively, and $2,526 and $3,098 for the nine months ended September 30, 2006 and 2005, respectively, and promote income from Fund I of $1,000 and $896 for the three months ended September 30, 2006 and 2005, respectively, and $1,000 and $6,010 for the nine months ended September 30, 2006 and 2005, respectively.

(7) Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle. Excluded from segment revenues are properties outside of these regions including properties in Portland, Oregon and Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The 2005 operations and assets for the properties held in Portland, Oregon have been reclassified from the Seattle/Pacific Northwest region to the other non-segment areas for comparison to the current segment presentation. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended
	September 30,
	2006	2005
Revenues:
Southern California	$53,110	$48,996
Northern California	18,985	16,763
Seattle	14,381	13,138
Other non-segment areas	3,194	2,984
Total property revenues	$89,670	$81,881

Net operating income:
Southern California	$36,127	$33,176
Northern California	12,609	11,037
Seattle	8,853	8,118
Other non-segment areas	1,239	1,230
Total net operating income	58,828	53,561

Depreciation and amortization:
Southern California	(11,457)	(10,619)
Northern California	(4,218)	(4,023)
Seattle	(3,470)	(3,208)
Other non-segment areas	(1,521)	(2,473)
	(20,666)	(20,323)
Interest expense:
Southern California	(7,285)	(7,543)
Northern California	(4,559)	(4,451)
Seattle	(1,749)	(1,964)
Other non-segment areas	(4,932)	(4,608)
	(18,525)	(18,566)

Amortization of deferred financing costs	(778)	(451)
General and administrative	(5,289)	(4,560)
Other expenses	-	(1,400)
Management and other fees from affiliates	1,872	1,601
Interest and other income	1,701	4,978
Equity income (loss) in co-investments	(368)	(98)
Minority interests	(5,212)	(4,918)
Income tax provision	(150)	(1,185)
Income before discontinued operations	$11,413	$8,639

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Revenues:
Southern California	$155,797	$142,257
Northern California	54,485	50,056
Seattle	41,786	38,738
Other non-segment areas	9,521	8,768
Total property revenues	$261,589	$239,819

Net operating income:
Southern California	$105,603	$95,818
Northern California	36,369	33,578
Seattle	26,084	24,263
Other non-segment areas	3,211	3,476
Total net operating income	171,267	157,135

Depreciation and amortization:
Southern California	(34,025)	(31,115)
Northern California	(12,454)	(11,938)
Seattle	(10,139)	(9,545)
Other non-segment areas	(4,814)	(7,347)
	(61,432)	(59,945)
Interest expense:
Southern California	(21,565)	(22,295)
Northern California	(13,754)	(12,428)
Seattle	(5,170)	(5,302)
Other non-segment areas	(16,523)	(14,841)
	(57,012)	(54,866)

Amortization of deferred financing costs	(1,971)	(1,490)
General and administrative	(15,190)	(13,574)
Other expenses	(1,770)	(2,900)
Management and other fees from affiliates	3,526	9,108
Gain on sale of real estate	-	6,391
Interest and other income	4,749	7,932
Equity income (loss) in co-investments	(1,184)	17,217
Minority interests	(14,899)	(16,719)
Income tax provision	(325)	(2,386)
Income before discontinued operations	$25,759	$45,903

	September 30,	December 31,
	2006	2005
Assets:
Net real estate assets:
Southern California	$1,235,107	$1,211,373
Northern California	548,373	456,093
Seattle	315,763	315,108
Other non-segment areas	108,714	102,195
Total net real estate assets	2,207,957	2,084,769
Other non-segment assets	251,533	154,521
Total assets	$2,459,490	$2,239,290

(8) Net Income Per Common Unit
(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Unites	Amount
Basic:
Income before discontinued operations available
to common units	$10,892	25,424	$0.42	$9,077	25,406	$0.36
Income from discontinued operations	1,170	25,424	0.05	119	25,406	-
	12,062		$0.47	9,196		$0.36

Effect of Dilutive Securities (1)	-	720		-	305

Diluted:
Income before discontinued operations available
to common units	10,892	26,144	$0.42	9,077	25,711	$0.35
Income from discontinued operations	1,170	26,144	0.04	119	25,711	-
	$12,062		$0.46	$9,196		$0.35

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income before discontinued operations available
to common units	$25,985	25,275	$1.03	$49,306	25,382	$1.94
Income from discontinued operations	21,491	25,275	0.85	31,438	25,382	1.24
	47,476		$1.88	80,744		$3.18

Effect of Dilutive Securities (1)	-	550		-	290

Diluted:
Income before discontinued operations available
to common units	25,985	25,825	$1.00	49,306	25,672	$1.93
Income from discontinued operations	21,491	25,825	0.83	31,438	25,672	1.22
	$47,476		$1.83	$80,744		$3.15
				.
The Operating Partnership has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common unit equivalents.

(1)
On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock. The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. During the three and nine months ended September 30, 2006, the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count. The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 0 and 4,788 for the three months ended September 30, 2006 and 2005, respectively, and 0 and 26,930 for the nine months ended September 30, 2006, respectively, are not included in the diluted earnings per share calculation because the exercise price of the options were greater than the average market price of the common shares for the three and nine months ended and, therefore, were anti-dilutive.

5,980,000 shares of cumulative convertible preferred stock Series G has been excluded from diluted earnings per share for the three and nine months ended September 30, 2006 as the effect was anti-dilutive.

(9)	Derivative Instruments and Hedging Activities

During the third quarter of 2006 the Operating Partnership entered into a ten-year forward-starting interest rate swap for a notional amount of $50 million with a settlement date of February 1, 2011. As of September 30, 2006, the Operating Partnership has entered into forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from October 1, 2007 to February 1, 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between 2007 and early 2011. The decrease in the fair value of these derivatives during the nine months ended September 30, 2006 was approximately $2.2 million and is reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2006.

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

In June 2005, the Operating Partnership sold Eastridge Apartments, a 188-unit apartment community located in San Ramon, California for approximately $47.5 million. In conjunction with the sale, the Operating Partnership deferred $2.2 million of the gain on the sale of Eastridge because the Operating Partnership, through a wholly owned taxable subsidiary, originated a participating loan to the buyer in the amount of approximately $2.2 million, which allows the Operating Partnership to financially participate in the buyer’s condominium conversion plan. The gain on the sale of the Eastridge property net of the deferral of the $2.2 participating loan was $28.5 million. The Operating Partnership has recorded the operations for Eastridge Apartments as part of discontinued operations in the accompanying consolidated statements of operations.

In January 2006 the Operating Partnership sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Operating Partnership sold Diamond Valley, a Recreational Vehicle Park, for approximately $1.3 million. The total combined gain was $3.1 million. The Operating Partnership has recorded the gain on sale for the three properties as part of discontinued operations in the accompanying consolidated statements of operations. The Operating Partnership did not reclassify the following combined revenues, expenses, and net income for the these three properties of $144, $33, and $111 for the nine months ended September 30, 2006, and $552, $339, and $213 for the nine months ended September 30, 2005, to discontinued operations due to the fact the amounts are immaterial to the consolidated financial statements.

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

As of September 30, 2006, the Operating Partnership has sold 28 of 66 available condominiums at the Peregrine Point property. The Operating Partnership recorded a gain of approximately $1.2 million, net of taxes and expenses during the three and nine months ended September 30, 2006. The Operating Partnership did not reclassify the following combined revenues, expenses, and net income for this property during the condo conversion process totaling $584, $580, and $4 for the nine months ended September 30, 2006 and $842, $631, and $211 for the nine months ended September 30, 2005, to discontinued operations due to the fact the amounts are immaterial to the consolidated financial statements.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets, as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Rental revenues	$-	$-	$-	$1,233
Interest and other	-	119	238	1,492
Revenues	-	119	238	2,725

Property operating expenses	-	-	-	(506)
Operating income from real estate sold	-	119	238	2,219

Gain on sale of real estate	1,170	-	13,032	29,219
Promote interest and fees	-	-	8,221	-
Net gain on sale of real estate	1,170	-	21,253	29,219

Income from discontinued operations	$1,170	$119	$21,491	$31,438

(11) Commitments and Contingencies

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees sought unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Operating Partnership recorded $1.5 million for legal settlement costs to resolve this lawsuit and these costs were paid during the third quarter of 2006.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes coverage for mold. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 10-Q for the three and nine months ended September 30, 2006. (Unless otherwise noted, all dollar amounts are in thousands.)

Essex is a fully integrated Real Estate Investment Trust (REIT), and its property revenues are generated primarily from apartment community operations, which are located in following major West Coast regions:

Southern California (Los Angeles, Ventura, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle (Seattle metropolitan area)
Other Regions (Portland metropolitan area, and Houston, Texas)

The Operating Partnership’s consolidated multifamily properties are as follows:
	As of September 30, 2006		As of September 30, 2005
	Number of Apartment Homes	%	Number of Apartment Homes	%
Southern California	12,957	53%	12,784	54%
Northern California	5,318	22%	4,621	20%
Seattle	4,943	20%	4,956	21%
Other Regions	1,177	5%	1,177	5%
Total	24,395	100%	23,538	100%

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

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “Quarterly Same-Properties” (properties consolidated by the Operating Partnership for each of the three months ended September 30, 2006 and 2005) decreased 0.1% to 96.7% as of September 30, 2006 from 96.8% as of September 30, 2005 for the Quarterly Same-Properties. The regional breakdown of the Operating Partnership’s Quarterly Same-Property portfolio for financial occupancy for the three months ended September 30, 2006 and 2005 is as follows:

	Three months ended
	September 30,
	2006	2005
Southern California	96.6%	96.8%
Northern California	97.0%	96.9%
Seattle	97.1%	97.1%
Other Regions	94.9%	95.6%

Total Property Revenues increased 9.5% to $89.7 million in the third quarter of 2006 from $81.9 million in the third quarter of 2005.

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Revenues:		(dollars in thousands)
Property revenues
Quarterly Same-Properties:
Southern California	56	$47,383	$44,750	$2,633	5.9%
Northern California	19	17,122	15,521	1,601	10.3
Seattle	22	13,035	11,718	1,317	11.2
Other Regions	5	2,603	2,401	202	8.4
Total property revenues
Quarterly Same-Properties	102	80,143	74,390	5,753	7.7
Property revenues - properties acquired
subsequent to June 30, 2005 (1)		9,527	7,491	2,036	27.2
Total property revenues		$89,670	$81,881	$7,789	9.5%

(1) Also includes seven redevelopment communities, three office buildings, two recreational vehicle parks, and one manufactured housing community.

Quarterly Same-Property Revenues increased by $5.8 million or 7.7% to $80.1 million in the third quarter of 2006 from $74.4 million in the third quarter of 2005. The increase in third quarter of 2006 was primarily attributable to an increase in average rental rates of $1,206 per unit in 2006 compared to $1,122 in 2005 a 7.5% increase. Occupancy and delinquency rates were consistent for the two quarters.

Quarterly Non-Same Property Revenues increased by $2.0 million or 27.2% to $9.5 million in the third quarter of 2006 from $7.5 million in the third quarter of 2005. Quarterly Non-Same Properties include properties acquired subsequent to September 30, 2005, seven redevelopment communities, three office buildings, two recreational vehicle parks, and one manufactured housing community. The increase was primarily due to four properties acquired since July 1, 2005.

Total Expenses increased $2.5 million or 3% to $76.1 million in the third quarter of 2006 from $73.6 million in the third quarter of 2005. The increase was primarily due to an increase in insurance expense, real estate taxes, and general and administrative, offset by a decrease in other expenses of $1.4 million. Insurance expense increased $303 over the third quarter in 2005 due to increases in earthquake and property liability premiums. Real estate taxes increased $469 over the prior quarter due mainly to increases in assessment of properties in the Pacific Northwest. General and administrative costs increased mainly due to an increase in equity based compensation expense of $169, an increase of $179 in abandoned projects, and an increase in salaries over the prior year period as well as higher operating expenses due to the acquisition of properties in the past year.

Other expenses for the third quarter of 2005 relate to a $1.4 million incentive compensation reward recorded for key members of the management team that contributed to the success of the $6.1 million interest income realized on the $5.0 million participating loan for The Essex on Lake Merritt.

Interest and other income decreased $3.3 million in the third quarter of 2006 due to the recognition of $4.3 million in interest income from the Essex on Lake Merritt participating loan during the third quarter of 2005. During the third quarter of 2006, the Operating Partnership recorded $227 of interest income earned on notes receivables, $200 in forfeited deposits from a potential disposition and an increase over prior quarter of $620 in interest income related to higher savings rates and cash balances than the third quarter of 2005.

Discontinued operations for the third quarter of 2006 relates to the gain on sale of condominiums at Peregrine Point for $1.2 million. Discontinued operations for the third quarter of 2005 relate to lease income of $119 for the Vista Pointe property that was sold during the second quarter of 2006.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “Same-Properties” (properties consolidated by the Operating Partnership for each of the nine months ended September 30, 2006 and 2005)

increased 0.1% to 96.6% as of September 30, 2006 from 96.5% as of September 30, 2005. The regional breakdown of the Operating Partnership’s Same-Property portfolio for financial occupancy for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended
	September 30,
	2006	2005
Southern California	96.3%	96.3%
Northern California	97.0%	96.9%
Seattle	97.2%	96.9%
Other Regions	95.7%	94.9%

Total Property Revenues increased 9.1% to $261.6 million in the nine months ended September 30, 2006 from $239.9 million in the nine months ended September 30, 2005. The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Same-Properties.

		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2006	2005	Change	Change
Revenues:		(dollars in thousands)
Property revenues
Same-Properties:
Southern California	54	$133,610	$126,448	$7,162	5.7%
Northern California	19	49,950	46,360	3,590	7.7
Seattle	21	35,999	33,215	2,784	8.4
Other Regions	5	7,625	7,139	486	6.8
Total property revenues
Same-Properties	99	227,184	213,162	14,022	6.6
Property revenues - properties acquired
subsequent to December 31, 2004 (1)		34,405	26,657	7,748	29.1
Total property revenues		$261,589	$239,819	$21,770	9.1%

(1) Also includes eight redevelopment communities, three office buildings, two recreational vehicle parks, and one manufactured housing community.

Same-Property Revenues increased by $14.0 million or 6.6% to $227.2 million for the nine months ended September 30, 2006 compared to $213.2 million for the nine months ended September 30, 2005. The increase was primarily attributable to an increase in rental rates of $12.4 million or 5.9%, and an increase of $546 in revenue from the ratio utility billing system (“RUBS”), and a decrease in rent concessions of $907 compared to the nine months ended September 30, 2005. Occupancy and delinquency rates were consistent for the nine months ended September 30, 2006 and 2005.

Non-Same Property Revenues increased by $7.7 million or 29.1% to $34.4 million for the nine months ended September 30, 2006 from $26.7 million for the nine months ended September 30, 2005. Non-Same Properties include properties acquired subsequent to January 1, 2005, eight redevelopment communities, three office buildings, two recreational vehicle parks, and one manufactured housing community. The increase was primarily due to six properties acquired since January 1, 2005.

Management and other fees from affiliates decreased by approximately $5.6 million or 61% for the nine months ended September 30, 2006 due primarily to $6 million in promote income recorded during the nine months ended September 30, 2005 related to the sale of Fund I assets. Additionally, for the nine months ended September 30, 2005 the Operating Partnership recorded $1.3 million in management fee income which included fee income deferred from 2004. The Operating Partnership has recorded $2.5 million in management fees for the nine months ended September 30, 2006, and during the third quarter of 2006, The Operating Partnership recorded $1 million in promote income from Fund I. The Operating Partnership also recorded promote fees from the sale of Vista Pointe in the second quarter of 2006 which are included in discontinued operations.

Total Expenses increased $12.2 million or 6% to $227.7 million for the nine months ended September 30, 2006 from $215.5 million for the nine months ended September 30, 2005. The increase was primarily due to increases in insurance expense, real estate taxes, salaries, and interest, offset by a decrease in other expenses by $1.1 million. Insurance expense increased $626 over prior year due to increases in earthquake and property liability premiums. Real estate taxes increased $1.8 million over the prior year due mainly to increases in assessment of properties in the Pacific Northwest. Salaries increased mainly due to an increase in equity based compensation expense of $543, and an increase in payroll salaries over the prior year period as well as higher operating expenses due to the acquisition of properties in the past year.

Interest expense increased by $2.1 million or 4% for the nine months ended September 30, 2006 to $57 million, net of $2.4 million in capitalized interest, compared to $54.9 million, net of $647 in capitalized interest for the nine months ended September 30, 2005. The increase was mainly due to an increase in total outstanding debt of $88 million between September 30, 2006 and 2005, and higher short-term borrowing rates.

Other expenses decreased $1.1 for the nine months ended September 30, 2006 as a result of net pursuit costs of $970 related to the Operating Partnership’s attempt to acquire the Town & Country REIT in the first quarter of 2006 and an $800 impairment charge recorded on a property in Houston, Texas during the third quarter of 2006, compared to a $1.5 million charge related to a legal settlement recorded during the second quarter of 2005 and $1.4 million recorded as incentive compensation related to $6.1 million in interest income realized on The Essex on Lake Merritt participating loan.

Gain on sale of real estate was $0 for the nine months ended September 30, 2006 compared to a gain of $6.4 million recorded for the nine months ended September 30, 2005 resulting from the recognition of a $5 million deferred gain due to the sale of The Essex on Lake Merritt and $1.4 million from our taxable REIT subsidiaries.

Interest and other income for the nine months ended September 30, 2006 was comprised of $1.7 million for a gain on the sale of the Town & Country stock recorded during the first quarter for 2006, $267 of interest income earned on the notes receivables, $200 in forfeited deposits from a potential disposition and approximately $1.1 million in interest income on cash balances, as compared to $6 million in interest income from the Essex on Lake Merritt participating loan recorded in the third quarter of 2005. Interest income on cash balances and lease income from the RV parks were consistent for both periods for approximately $421.

Equity income in co-investments decreased $18.4 million for the nine months ended September 30, 2006 due to the fact the Operating Partnership recorded $17.1 million in equity income related to Fund I properties sold during the nine months ended September 30, 2005. For the nine months ended September 30, 2006 the Operating Partnership recorded a net loss on its investment in Fund II of $1.2 million.

Discontinued operations for the nine months ended September 30, 2006 relates to the gain on sale of Peregrine Point condominiums for $1.2 million, a gain on sale of the Vista Pointe joint venture property for $8.8 million plus fees and promote income from the sale of $8.2 million. During the first quarter of 2006, the Operating Partnership sold Vista Capri East, Casa Tierra, and Diamond Valley properties for a gain of $3.1 million. Discontinued operations for the nine months ended September 30, 2005 relates to the sale of the Eastridge Apartments in the third quarter of 2005, for a gain on sale of $28.5 million and the sale of four non-core assets in the first quarter of 2005 for a total gain on sale of $668, and $1.2 million in rental revenues related to Eastridge.

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

The Operating Partnership had a $200 million unsecured line of credit and, as of September 30, 2006, there was no outstanding balance on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 0.8% which yields an average interest rate of 6.6%. We also have a $100 million credit facility from Freddie Mac, which is secured by eight of The Operating Partnership's multifamily communities. As of September 30, 2006, we had $80.0 million outstanding under this line of credit, which bears an average interest rate of 6.3% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II has a credit facility aggregating $56 million. This line bears interest at LIBOR plus 0.875%, and matures on June

30, 2007. The Operating Partnership had the capacity to issue up to approximately $42 million in equity securities, and the Operating Partnership had the capacity to issue up to $250 million of debt securities under our existing shelf registration statements.

During the third quarter of 2006, the Company sold 5.98 million shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate will initially be .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events). On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into that number of shares of common stock at the then prevailing conversion rate.

During the third quarter of 2006, the Company issued and sold approximately 114,100 shares of common stock for $12.4 million, net of fees and commissions under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the Operating Partnership anticipates using the net proceeds from such sales to fund development and redevelopment pipelines. The Operating Partnership used the net proceeds from the Series G offering and common stock sales to pay down outstanding borrowings under the Company’s lines of credit, to fund the development pipeline and for general corporate purposes.

The Operating Partnership has $225 million of outstanding exchangeable senior notes (the “Notes”) with a coupon of 3.625% due 2025. The Notes are senior unsecured obligations of the Operating Partnership, and are fully and unconditionally guaranteed by the Company. On or after November 1, 2020, the Notes will be exchangeable at the option of the holder into cash and, in certain circumstances at Essex’s option, shares of the Company’s common stock at an initial exchange price of $103.25 per share subject to certain adjustments. The Notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. On or after November 4, 2010, the Operating Partnership may redeem all or a portion of the Notes at a redemption price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any). Note holders may require the Operating Partnership to repurchase all or a portion of the Notes at a purchase price equal to the principal amount plus accrued and unpaid interest (including additional interest, if any) on the Notes on November 1, 2010, November 1, 2015 and November 1, 2020.

As of September 30, 2006, our mortgage notes payable totaled $1.1 billion which consisted of $910.9 million in fixed rate debt with interest rates varying from 4.27% to 8.29% and maturity dates ranging from 2007 to 2015 and $186.4 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.8%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2006 to 2034, and are subject to interest rate caps.

The Operating Partnership pays quarterly distributions from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

Derivative Activity

During the third quarter of 2006 the Operating Partnership entered into a ten-year forward-starting interest rate swap for a notional amount of $50 million with a settlement date of February 1, 2011. As of September 30, 2006, the Operating Partnership has entered into forward-starting interest rate swaps totaling a notional amount of $400 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from October 1, 2007 to February 1, 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the financing of debt that matures between 2007 and early 2011. The decrease in the fair value of these derivatives during the nine months ended September 30, 2006 was approximately $2.2 million and is reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2006.

Development and Predevelopment Pipeline

The Operating Partnership defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of for-sale development projects, have not yet been sold. As of September 30, 2006, the Operating Partnership had two development project comprised of 513 units for an estimated cost of $167.3 million, of which $135.4 million remains to be expended, (excluding development projects owned by Fund II). The Operating Partnership has also incurred $7.8 million in costs related to joint venture developments with third parties. The Operating Partnership is committed to contribute an additional $1 million to these ventures.

The Operating Partnership defines the predevelopment pipeline as new properties in negotiation with a high likelihood of becoming development activities. As of September 30, 2006, the Operating Partnership had seven development communities aggregating 1,845 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at September 30, 2006 is $557.0 million, of which $516.5 million remains to be expended.

The Operating Partnership had four other development projects that are under development aggregating 137 units. The estimated total cost of the other development projects at September 30, 2006 is $46.3 million, of which $24.9 million remains to be expended.

Redevelopment

The Operating Partnership defines redevelopment activities as upgrades to existing properties owned or recently acquired, which have been targeted for investment by the Operating Partnership with the expectation of increased financial returns through property improvement. The Operating Partnership’s redevelopment strategy strives to improve the financial and physical aspects of the Operating Partnership’s redevelopment apartment communities and to target a 10 to 12 percent return on the incremental renovation investment. Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. Redevelopment communities typically have some apartment units that are not available for rent and, as a result, may have less than stabilized operations. As of September 30, 2006, the Operating Partnership had eight communities, aggregating 2,600 units in various stages of redevelopment. Total redevelopment cost of these projects as of September 30, 2006 is approximately $65.2 million, of which $43.4 million remains to be expended.

Alternative Capital Sources

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II expects to utilize leverage equal to approximately 65% of the estimated value of the underlying real estate. Fund II invests in multifamily properties in the Operating Partnership’s targeted West Coast markets with an emphasis on investment opportunities in Seattle and the San Francisco Bay Area. Subject to certain exceptions, Fund II has been the Operating Partnership’s exclusive investment vehicle during 2005 and 2006. As of October 2006, management has fully committed the available capital and Fund II will not make any additional acquisitions. Consistent with Fund I, records revenue for its asset management, property management, development and redevelopment services when earned, and promote income should Fund II exceed certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at September 30, 2006, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2007 and	2009 and
(In thousands)	2006	2008	2010	Thereafter	Total
Mortgage notes payable	$-	$216,741	$182,152	$698,437	$1,097,330
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	80,000	-	80,000
Interest on indebtedness	19,523	117,199	68,373	149,881	354,976
Development commitments	14,100	175,700	47,800	-	237,600
Redevelopment commitments	9,400	40,600	-	-	50,000
Essex Apartment Value Fund II, L.P.
capital commitment	-	27,797	-	-	27,797
	$43,023	$578,037	$378,325	$1,073,318	$2,072,703

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the anticipated total projected costs and investment returns of acquisition, redevelopment, and development projects, the anticipated timing of the completion and stabilization of development and redevelopment projects, the size of predevelopment pipeline, beliefs as to the adequacy of future cash flows to meet operating requirements and to provide for dividend payments in accordance with REIT requirements, future acquisitions, the anticipated performance of the Fund II, the anticipated performance of existing properties, and future issuance of debt.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the total projected costs of current development and redevelopment projects will exceed expectations, that development and redevelopment projects and acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2005, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with SEC which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its variable LIBOR debt approximates fair value as of September 30, 2006 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments.

For the Years Ended	2006	2007(1)	2008(2)	2009	2010(3)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$-	69,541	147,200	24,764	157,388	737,002	(4)	$1,135,895	$1,189,244
Average interest rate	-	6.0%	6.8%	6.9%	8.0%	5.7%
Variable rate debt	$-	-	-	80,000	-	186,435	(5)	$266,435	$266,435
Average interest	-	-	-	6.3%	-	4.8%

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
(4) $75 million covered by a forward-starting swap at a fixed rate of 5.880% and a settlement date on or before February 1, 2011. Also, $50 million covered by a forward-starting swap at a fixed rate of 5.65% with a settlement date on or before February 1, 2011.
(5) $152.7 million subject to interest rate caps.

The table incorporates only those exposures that exist as of September 30, 2006; it does not consider exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

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

Item 4: Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30,

2006, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

In April 2004, an employee lawsuit was filed against the Company in the California Superior Court in the County of Alameda. In this lawsuit, two former Company maintenance employees sought unpaid wages, associated penalties and attorneys’ fees on behalf of a putative class of the Operating Partnership’s current and former maintenance employees who were required to wear a pager while they were on call during evening and weekend hours. In June 2005, the Operating Partnership recorded $1.5 million for legal settlement costs to resolve this lawsuit and these costs were paid during the third quarter of 2006.

Recently there has been an increasing number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes some coverage for mold. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or property. Liabilities resulting from such mold related matters and the costs of carrying insurance to address potential mold related claims may also be substantial.

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

Item 2: Unregistered Sale of Equity Securities and Use of Proceeds

During October 2006, the Operating Partnership acquired Belmont Terrace, a 71-unit apartment community located in Belmont, California. As part of the consideration for this acquisition, the Operating Partnership issued approximately 72,685 partnership units, representing limited partnership interests in the Operating Partnership, to the sellers of this property. Such units were valued in aggregate at approximately $7.7 million. Such units were issued in a private placement and pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. After one year after issuance, the units are exchangeable on a one-for-one basis into shares of Essex common stock. Were all of such units to be exchanged for common stock, then Essex would issue 72,685 shares of common stock, which is less than 1% of the number of its shares of common stock currently outstanding.

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

10.2	Thirteenth Amendment to First Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of October 26, 2006.

10.3	Supplemental Indenture, dated November 1, 2006, to the Indenture, dated October 28, 2005, by and among Essex Portfolio, L.P., Essex Property Trust, Inc., and Wells Fargo Bank, N.A.

12.1	Ratio of Earnings to Fixed Charges

31.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Keith R. Guericke, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSEX PORTFOLIO, L.P.
(Registrant)

Date: November 7, 2006

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer