Form 10-Q
period 2007-03-31
ESSEX PORTFOLIO LP
filed 2007-05-10
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The information furnished in the accompanying unaudited consolidated balance sheets, statements of operations, partners' capital and comprehensive income and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

The accompanying unaudited consolidated financial statements should be read in conjunction with the notes to such consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations herein. Additionally, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2006.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per unit amounts)
	March 31,	December 31,
	2007	2006
Assets
Real estate:
Rental properties:
Land and land improvements	$577,223	$560,880
Buildings and improvements	2,173,605	2,108,307
	2,750,828	2,669,187
Less accumulated depreciation	(486,134)	(465,015)
	2,264,694	2,204,172
Real estate - held for sale, net	-	41,221
Real estate under development	152,248	103,487
Investments	64,221	60,451
	2,481,163	2,409,331
Cash and cash equivalents-unrestricted	15,038	9,662
Cash and cash equivalents-restricted	10,777	13,948
Marketable securities	5,784	-
Notes and other receivables from related parties	961	1,209
Notes and other receivables	26,982	18,195
Prepaid expenses and other assets	23,150	20,632
Deferred charges, net	12,476	12,863
Total assets	$2,576,331	$2,485,840
Liabilities and Partners' Capital
Mortgage notes payable	$1,092,407	$1,060,704
Mortgage notes payable - held for sale	-	32,850
Exchangeable bonds	225,000	225,000
Lines of credit	158,374	93,000
Accounts payable and accrued liabilities	47,529	38,614
Dividends payable	28,547	24,910
Other liabilities	14,358	14,328
Deferred gain	2,193	2,193
Total liabilities	1,568,408	1,491,599
Commitments and contingencies
Minority interests	38,871	44,950

Redeemable convertible limited partnership units	4,750	4,750
Preferred convertible equity (liquidation value of $149,500)	145,912	145,912
Partners' Capital:
General partner:
Common equity	607,072	590,070
Preferred equity (liquidation value of $25,000)	24,412	24,412
	631,484	614,482

Limited partners:
Common equity	59,948	59,730
Preferred equity (liquidation value of $130,000)	126,690	126,690
	186,638	186,420
Accumulated other comprehensive income (loss)	268	(2,273)
Total partners' capital	818,390	798,629

Total liabilities and partners' capital	$2,576,331	$2,485,840

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit and unit amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental and other property	$92,154	$82,233
Management and other fees from affiliates	1,040	824
	93,194	83,057
Expenses:
Property operating, excluding real estate taxes	23,120	21,660
Real estate taxes	7,712	7,170
Depreciation and amortization	21,677	19,320
Interest	18,266	18,412
Amortization of deferred financing costs	677	696
General and administrative	6,096	4,899
Other expenses	-	970
	77,548	73,127
Earnings from operations	15,646	9,930

Interest and other income	2,182	2,394
Equity income (loss) in co-investments	1,982	(442)
Minority interests	(1,172)	(1,304)
Income before discontinued operations and
tax provision	18,638	10,578
Income tax provision	-	(37)
Income before discontinued operations	18,638	10,541
Income from discontinued operations (net of
minority interests)	25,238	3,518
Net income	43,876	14,059
Dividends to preferred units - Series F	(488)	(488)
Dividends to preferred units - Series G	(1,755)	-
Dividends to preferred units - limited partners	(2,559)	(2,559)
Net income available to common units	$39,074	$11,012
Per common unit data:
Basic:
Income before discontinued operations available to
common units	$0.54	$0.30
Income from discontinued operations	0.97	0.14
Net income available to common units	$1.51	$0.44
Weighted average number of common units
outstanding during the period	25,952,552	25,165,778

Diluted:
Income before discontinued operations available to
common units	$0.52	$0.29
Income from discontinued operations	0.94	0.14
Net income available to common units	$1.46	$0.43
Weighted average number of common units
outstanding during the period	26,735,117	25,389,471

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners' Capital and
Comprehensive Income for the three months ended March 31, 2007
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income (Loss)	Total
Balances at December 31, 2006	23,416	$590,070	$24,412	2,495	$59,730	$126,690	$(2,273)	$798,629
Comprehensive income:
Net income	-	35,303	2,243	-	3,771	2,559	-	43,876
Change in fair value of cash flow hedges	-	-	-	-	-	-	2,541	2,541
Comprehensive income								46,417
Issuance of common units under
Stock-based compensation plan	28	1,485	-	-	-	-	-	1,485
Issuance of general partner common units	27	3,247	-	-	-	-	-	3,247
Redemption of limited partner common units	-	-	-	(33)	(1,173)	-	-	(1,173)
Vested of series Z and Z-1 incentive units	-	-	-	29	378	-	-	378
Reallocation of partners' capital	-	(1,202)	-	-	660	-	-	(542)
Partners' distributions	-	(21,831)	(2,243)	-	(3,418)	(2,559)	-	(30,051)
Balances at March 31, 2007	23,471	$607,072	$24,412	2,491	$59,948	$126,690	$268	$818,390

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by operating activities	$59,931	$43,871
Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(63,729)	(57,275)
Capital expenditures and redevelopment	(9,547)	(10,471)
Additions to real estate under development	(63,902)	(8,426)
Dispositions of real estate and investments	121,369	8,349
Changes in restricted cash and refundable deposits	5,347	5,003
Changes in marketable securities	(5,784)	-
Additions to notes receivable from related parties and other receivables	(9,410)	(10,295)
Repayments of notes receivable from related parties and other receivables	669	-
Contributions to limited partnerships	(15,072)	(10,205)
Distribution from limited partnerships	14,421	9,587
Net cash used in investing activities	(25,638)	(73,733)
Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	159,140	116,792
Repayment of mortgage notes payable and lines of credit	(94,554)	(63,955)
Additions to deferred charges	(289)	(907)
Net proceeds from stock options exercised	1,185	1,209
Distributions to limited partner units and minority interest	(65,486)	(5,731)
Redemption of limited partner units and minority interest	(7,192)	(3,469)
Distributions to general partner	(21,721)	(19,005)
Net cash (used in) provided by financing activities	(28,917)	24,934

Net increase (decrease) in cash and cash equivalents	5,376	(4,928)
Cash and cash equivalents at beginning of period	9,662	14,337
Cash and cash equivalents at end of period	$15,038	$9,409
Supplemental disclosure of cash flow information:
Cash paid for interest, net of $1,972 and $549 capitalized
in 2007 and 2006, respectively	$13,961	$16,269

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007 and 2006
(Unaudited)

(1) Organization and Basis of Presentation

The unaudited consolidated financial statements of Essex Portfolio, L.P. (the “Operating Partnership”) are prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented have been included and are normal and recurring in nature. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Operating Partnership’s annual report on Form 10-K for the year ended December 31, 2006.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year balances have been reclassified to conform to the current year presentation.

The unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 include the accounts of the Operating Partnership (which holds the operating assets of Essex Property Trust, Inc., the “Company”). See below for a description of entities consolidated by the Operating Partnership. The Company is the sole general partner in the Operating Partnership, with a 90.4% general partnership interest as of March 31, 2007 and December 31, 2006, respectively.

As of March 31, 2007, the Operating Partnership has ownership interests in 131 apartment communities (containing 27,087 units), three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties"). The Properties are located in Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), Seattle, Washington and other regions (Portland, Oregon metropolitan area and Houston, Texas).

Fund Activities

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Operating Partnership to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities. All of the assets in Fund I have been sold, and Fund I is in the process of liquidation.

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate. Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of March 31, 2007, owned 11 apartment communities and three development projects. The Operating Partnership records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates Essex Management Corporation (EMC), Essex Fidelity I Corporation (EFC), 17 Down REIT limited partnerships (comprising eleven properties), and an office building that is subject to loans made by the Operating Partnership. The Operating Partnership consolidates these entities because it is deemed the primary beneficiary under FIN 46R. The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $270.0 million and $145.0 million, respectively, at March 31, 2007 and December 31, 2006.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow. The remaining results of operations are generally allocated to the Operating Partnership. As of March 31, 2007 and December 31, 2006 the Operating Partnership was involved with two VIEs, of which it is not deemed to be the primary beneficiary. Total assets and liabilities of these entities were approximately $72.6 million and $57.8 million, respectively, at March 31, 2007, and $78.5 million and $58.4 million, respectively, at December 31, 2006. The Operating Partnership does not have a significant exposure to loss from its involvement with these unconsolidated VIEs.

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

Stock-based compensation expense for stock options under the fair value method totaled $0.3 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively. The intrinsic value of the stock options exercised during the three months ended March 31, 2007 and 2006 totaled $2.6 million and $1.8 million, respectively. As of March 31, 2007 and 2006, the intrinsic value of the stock options outstanding and fully vested totaled $40.0 million and $24.6 million, respectively. As of March 31, 2007, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans totaled $1.6 million. The cost is expected to be recognized over a weighted-average period of 3 to 5 years for the stock option plans.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) under the fair value method totaled $0.4 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation capitalized for stock options and the Z Units totaled $0.2 million for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 the intrinsic value of the Z Units subject to conversion totaled $16.0 million. As of March 31, 2007, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $8.1 million. The cost is expected to be recognized over a weighted-average period of 5 to 15 years for the Z Units.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(k), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates, and its notes receivables. The Operating Partnership monitors its investments on behalf of the Company to maintain its qualification as a Real Estate Investment Trust (“REIT”). The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation. Such reclassifications have no impact on reported earnings, cash flows, total assets, or total liabilities.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.” FIN 48 increases the relevancy and comparability of financial reporting by clarifying the way companies account for uncertainty in measuring income taxes.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  This Interpretation only allows the benefit of an uncertain tax position to be included in the calculation of tax liabilities and expenses if a company concludes that it is more likely than not that its adopted tax position will prevail if challenged by tax authorities. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this FIN did not have a material impact on the Operating Partnership’s consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements. The adoption of this SAB did not have a material impact on the Operating Partnership’s consolidated financial position, results of operations or cash flows.

(2) Significant Transactions

(a) Acquisitions

In March 2007, the Operating Partnership acquired Harvest Park apartments, built in 2004 with a condo map for approximately $22.5 million. This apartment community has 104 units and is located in Santa Rosa, California.

In March 2007, the Operating Partnership acquired two adjacent apartment communities aggregating 108 units located in Santa Barbara, California for approximately $21.2 million. Lucero Village, built in 1973, consists of 70 units and The Continental, built in 1965, consists of 38 units.

In April 2007, the Operating Partnership acquired Cardiff by the Sea Apartments located in Cardiff, California for approximately $72 million. The community, which is in Northern San Diego County, consists of 300 units and was built in 1986.

In May 2007, the Operating Partnership acquired Canyon Oaks apartments, built in 2005, consisting of 250 units, located in San Ramon, California for approximately $64.3 million.

(b) Dispositions

During February 2007, the Operating Partnership sold the joint venture property City Heights Apartments, a 687-unit community located in Los Angeles, California for $120 million. The Operating Partnership’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Operating Partnership, and an additional $10.3 million for fees from the City Heights joint venture partner.

The Operating Partnership sold 13 condominium units at Peregrine Point during the first quarter of 2007, and the 8 remaining units are expected to be sold in the second quarter of 2007.

(c) Investments

During March 2007, the Operating Partnership received $7.7 million in net distributions from the Mountain Vista Apartments, LLC joint venture. The Operating Partnership accounted for the transaction as a partial sale of the Operating Partnership’s investment in Mountain Vista Apartments, LLC and recorded a gain of $2.0 million which is included in equity income in co-investments.

(d) Debt and Financing Activities

In March 2007, the Operating Partnership originated a mortgage loan secured by the Camino Ruiz Square community purchased in December 2006 in the amount of $21.1 million, with a fixed interest rate of 5.36%, which matures on April 1, 2017.

During the first quarter of 2007, the Operating Partnership entered into a ten-year forward-starting interest rate swap for a notional amount of $50 million and a settlement date on or before October 1, 2011.

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017. In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty. The settlement of the swap was deemed effective and reduces the interest rate on the new Tierra Vista mortgage loan to 5.19%.

(e) Equity

On May 3, 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses. These proceeds will be used by the Operating Partnership to pay down outstanding borrowings under the Operating Partnership’s lines of credit, to fund real estate investments and for general corporate purposes.

(3) Investments

The Operating Partnership has investments in a number of affiliates, which are accounted for under the equity method. The affiliates own and operate apartment communities. The following table details the Operating Partnership's investments (dollars in thousands):
	March 31,	December 31,
	2007	2006

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	$53,855	$45,598
Preferred limited partnership interests in Mountain Vista
Apartments, LLC (A)	1,182	6,806
Development joint ventures	8,684	7,547
	63,721	59,951
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500
Total investments	$64,221	$60,451

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	March 31,	December 31,
	2007	2006
Balance sheets:
Real estate and real estate under development	$574,385	$576,134
Other assets	20,158	20,681
Total assets	$594,543	$596,815
Mortgage notes payable	$314,541	$301,665
Other liabilities	30,490	74,793
Partners' capital	249,512	220,357
Total liabilities and partners' capital	$594,543	$596,815
Operating Partnership's share of capital	$63,721	$59,951

	Three Months Ended
	March 31,
	2007	2006
Statements of operations:
Total property revenues	$12,172	$9,290
Depreciation and amortization	(3,472)	(2,885)
Interest expense	(4,018)	(4,155)
Other operating expenses	(4,934)	(3,928)
Total net (loss) income	$(252)	$(1,678)
Operating Partnership's share of operating net (loss) income	(64)	(442)
Operating Partnership's gain - partial sale of its interest	2,046	-
Operating Partnership's share of net income (loss)	$1,982	$(442)

During the first quarter of 2007, the Operating Partnership made a $1.1 million contribution to a development with a joint venture partner, and as of March 31, 2007 the Operating Partnership has made contributions to three developments held by joint venture entities totaling $8.7 million. Two of the developments are located in the San Francisco Bay Area and one of the developments is located in Southern California. As of March 31, 2007, these developments are still in the predevelopment stage.

During March 2007, the Mountain Vista Apartments, LLC, a joint venture that owns the Waterstone at Fremont apartments in Fremont, California, was recapitalized with the inclusion of a new joint venture partner, and as part of this transaction the Operating Partnership received $7.7 million in net distributions from the joint venture. The Operating Partnership accounted for this transaction as a partial sale of the Operating Partnership’s investment and recorded a gain of $2.0 million which is included in equity income in co-investments as a result of this transaction. As of March 31, 2007, the Operating Partnership’s carrying value of its remaining investment in the amended and restated Mountain Vista Apartments, LLC joint venture was $1.2 million.

(4) Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):
	March 31,	December 31,
	2007	2006
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8% (repaid in March 2007)	$-	$375
Other related party receivables, substantially due on demand	961	834
Total notes and other receivable from related parties	$961	$1,209

Other related party receivables consist primarily of accrued management fees from Fund II totaling $0.7 million and $0.4 million as of March 31, 2007 and December 31, 2006, respectively.

(5) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of March 31, 2007 and December 31, 2006 (dollars in thousands):
	March 31,	December 31,
	2007	2006

Note receivable, secured, bearing interest at 12%, due June 2008	$2,193	$2,193
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,347	7,309
Note receivable, secured, bearing interest at LIBOR + 4.65%, due November 2008	8,767	7,807
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2012	6,901	-
Other receivables	1,774	886
Total notes and other receivables	$26,982	$18,195

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from related parties of $1.0 and $0.8 million for the quarter ended March 31, 2007 and 2006, respectively.

The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. During the quarter ended March 31, 2007 and 2006, the Operating Partnership paid brokerage commissions totaling $1.25 million and $0, respectively on the purchase and sale of real estate. The 2007 commission was a reduction of the gain on sales of real estate in the accompanying consolidated statements of operations.

(7) Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions including properties in Portland, Oregon and Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges. The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended March 31, 2007 and 2006 (dollars in thousands):
	Three Months Ended
	March 31,
	2007	2006
Revenues:
Southern California	$51,963	$48,363
Northern California	21,868	17,444
Seattle Metro	15,044	13,271
Other Regions	3,279	3,155
Total property revenues	$92,154	$82,233

Net operating income:
Southern California	$35,871	$32,845
Northern California	14,640	11,526
Seattle Metro	9,849	8,257
Other Regions	962	775
Total net operating income	61,322	53,403

Depreciation and amortization:
Southern California	(11,345)	(10,407)
Northern California	(6,175)	(4,075)
Seattle Metro	(3,469)	(3,151)
Other Regions	(688)	(1,687)
	(21,677)	(19,320)
Interest expense:
Southern California	(6,589)	(6,355)
Northern California	(4,502)	(4,654)
Seattle Metro	(1,725)	(1,690)
Other Regions	(5,450)	(5,713)
	(18,266)	(18,412)
Amortization of deferred financing costs	(677)	(696)
General and administrative	(6,096)	(4,899)
Other expenses	-	(970)
Management and other fees from affiliates	1,040	824
Interest and other income	2,182	2,394
Equity income (loss) in co-investments	1,982	(442)
Minority interests	(1,172)	(1,304)
Income tax provision	-	(37)
Income before discontinued operations	$18,638	$10,541

	March 31,	December 31,
	2007	2006
Assets:
Southern California	$1,262,376	$1,244,037
Northern California	606,926	565,405
Seattle Metro	316,368	317,848
Other Regions	79,024	76,882
Net real estate assets	2,264,694	2,204,172
Non-segment assets	311,637	281,668
Total assets	$2,576,331	$2,485,840

(8) Net Income Per Common Unit
(Amounts in thousands, except per unit data)
	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations
available to common units	$13,836	25,953	$0.54	$7,494	25,166	$0.30
Income from discontinued operations	25,238	25,953	0.97	3,518	25,166	0.14
	39,074		$1.51	11,012		$0.44

Effect of Dilutive Securities (1)	-	782		-	223

Diluted:
Income from continuing operations
available to common units	13,836	26,735	$0.52	7,494	25,389	$0.29
Income from discontinued operations	25,238	26,735	0.94	3,518	25,389	0.14
	$39,074		$1.46	$11,012		$0.43

The Operating Partnership has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common unit equivalents.

(1)
On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the current exchange rate is $103.25 per share of Essex common stock. The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events. During the three months ended March 31, 2007 the weighted average common stock price exceeded the $103.25 strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count. The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 0 and 667 for the three months ended March 31, 2007 and 2006, respectively, are not included in the diluted earnings per unit calculation because the exercise price of the options were greater than the average market price of the common unit for the three and nine months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of cumulative convertible preferred stock Series G have been excluded from diluted earnings per unit for the three months ended March 31, 2007 as the effect was anti-dilutive.

(9)    Derivative Instruments and Hedging Activities

As of March 31, 2007 the Operating Partnership had entered into ten forward-starting interest rate swaps totaling a notional amount of $500 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2007 to October 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2007 and October 2011. The fair value of the derivatives increased $2.5 million during the quarter ended March 31, 2007 to $0.3 million as of March 31, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements. The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2007 and 2006.

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017. In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty. The settlement of the swap was deemed effective and reduces the interest rate on the new Tierra Vista mortgage loan to 5.19%.

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

In January 2006, the Operating Partnership sold Vista Capri East and Casa Tierra apartment communities for approximately $7.0 million and in March 2006, the Operating Partnership sold Diamond Valley, a Recreational Vehicle Park, for approximately $1.3 million. The total combined gain was $3.1 million. The Operating Partnership has recorded the gain on sale and operations for the three properties as part of discontinued operations in the accompanying consolidated statements of operations.

During the first quarter of 2007, the Operating Partnership sold 13 condominium units at the Peregrine Point property. The Operating Partnership recorded a gain of approximately $0.6 million net of taxes and expenses. Starting in the third quarter of 2006, the Operating Partnership has been selling condominiums at Peregrine Point, and there are 8 units remaining to be sold as of March 31, 2007. The Operating Partnership has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

As of December 31, 2006, City Heights Apartments, a 687-unit community located in Los Angeles was classified as held for sale, and during February 2007 the property was sold to a third-party for $120 million. The Operating Partnership’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain on sale to the Operating Partnership, and an additional $10.3 million for fees from the City Heights joint venture partner are included in discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets, as described above.
	Three Months Ended
	March 31,
	2007	2006
Rental revenues	$1,355	$3,029
Interest and other income	290	-
Revenues	1,645	3,029
Property operating expenses	(535)	(1,199)
Interest expense	(416)	(579)
Depreciation and amortization	(41)	(771)
Minority interests	-	(143)
Expenses	(992)	(2,692)
Gain on sale of real estate	78,919	3,062
Equity income co-investments	-	119
Promote interest and fees	10,290	-
Minority interests - City Heights	(64,624)	-
Net gain on sale of real estate	24,585	3,181

Income from discontinued operations	$25,238	$3,518

(11) Commitments and Contingencies

The Operating Partnership is subject to various lawsuits in the normal course of its business operations. Such lawsuits are not expected to have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and our Current Report on Form 10-Q for the quarter ended March 31, 2007.

The Operating Partnership acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States. The Company is a self-administered and self-managed REIT that owns all of its interests in its real properties, directly or indirectly, through the Operating Partnership. Our investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth. Our strong financial condition supports our investment strategy by enhancing our ability to quickly shift our acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of March 31, 2007, we had ownership interests in 131 apartment communities, comprising 27,087 apartment units. Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)
Other Regions (Portland metropolitan area, and Houston, Texas)

As of March 31, 2007, we also had ownership interests in three office buildings (with approximately 166,340 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of March 31, 2007, our consolidated development pipeline was comprised of two development projects, eight predevelopment projects, and three Taxable REIT Subsidiary (TRS) projects, aggregating 2,726 units, with total incurred costs of $152.2 million, and estimated remaining project costs of approximately $690.1 million for total estimated project costs of $842.3 million.

The Operating Partnership’s consolidated apartment communities are as follows:

	As of March 31, 2007		As of March 31, 2006
	Apartment Homes	%	Apartment Homes	%
Southern California	12,866	47%	13,555	51%
Northern California	7,624	28%	6,557	25%
Seattle Metro	5,420	20%	5,471	20%
Other Regions	1,177	5%	1,177	4%
Total	27,087	100%	26,760	100%

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “Quarterly Same-Properties” (properties consolidated by the Operating Partnership for the quarters ended March 31, 2007 and 2006) decreased 80 basis points to 95.6% as of March 31, 2007 from 96.4% as of March 31, 2006 for the Quarterly Same-Properties. Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Operating Partnership’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended March 31, 2007 and 2006 is as follows:
	Three months ended
	March 31,
	2007	2006
Southern California	95.7%	96.4%
Northern California	95.4%	96.7%
Seattle Metro	95.9%	96.7%
Other Regions	94.9%	95.5%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	March 31,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	54	$45,801	$43,178	$2,623	6.1%
Northern California	16	14,371	13,191	1,180	8.9
Seattle Metro	22	13,505	12,119	1,386	11.4
Other Regions	5	2,639	2,472	167	6.8
Total Same-Property revenues	97	76,316	70,960	5,356	7.5
Non-Same Property Revenues (1)		15,838	11,273	4,565	40.5
Total property revenues		$92,154	$82,233	$9,921	12.1%

(1) Includes properties acquired after January 1, 2006, eleven redevelopment communities, three office buildings, two recreational vehicle parks, one development community and one manufactured housing community.

Quarterly Same-Property Revenues increased by $5.4 million or 7.5% to $76.3 million in the first quarter of 2007 from $71.0 million in the first quarter of 2006. The increase in the first quarter of 2007 was primarily attributable to an increase in scheduled rents of $6.0 million or 8.5% compared to the first quarter of 2006. Average rental rates for Quarterly Same-Property communities were $1,262 per unit in the first quarter of 2007 compared to $1,164 per unit in the first quarter of 2006. The decline in occupancy quarter over quarter decreased revenues by $0.8 million. Delinquency, rent concessions, and other income were consistent between quarters.

Quarterly Non-Same Property Revenues increased by $4.6 million or 40.5% to $15.8 million in the first quarter of 2007 from $11.3 million in the first quarter of 2006. The increase was primarily due to five properties acquired since January 1, 2006 and eleven properties that are in redevelopment.

Total Expenses increased $4.4 million or 6.0% to $77.5 million in the first quarter of 2007 from $73.1 million in the first quarter of 2006. Property operating expenses increased by $2 million or 6.9% for the quarter, which is primarily due to the acquisition of five new properties and annual increases in salaries and real estate taxes. Depreciation expense increased by $2.4 million or 12.2% for the first quarter 2007, due to the acquisition of new properties and capitalization of approximately $55 million of additions to real estate during 2006. General and administrative costs increased $1.2 million primarily due to an increase in employees working on Fund II development and redevelopment projects that can not be capitalized for approximately $0.3 million, an increase in abandoned projects of $0.2 million, an increase in equity based compensation expense of $0.2 million, a 5% increase in total employees, and annual increases in salaries.

Other expenses of $1.0 million for the first quarter of 2006 related to pursuit costs during the Operating Partnership’s attempt to acquire the Town & Country REIT.

Equity income (loss) in co-investments increased by $2.4 million during the first quarter ended 2007 due primarily to the partial sale of the Operating Partnership’s interest in Mountain Vista, LLC joint venture recorded as a gain for $2 million which is included in equity income (loss) in co-investments. The Operating Partnership recorded a net loss on its investment in Fund II of $0.4 million in the first quarter of 2006 compared to a loss of $0.1 million in the first quarter of 2007.

Income from discontinued operations for the first quarter of 2007 includes the sale of the City Heights joint venture property for a gain of $13.7 million, net of minority interest, and $10.3 million in fees from the City Heights joint venture partner, and the gain on sale of 13 Peregrine Point condominiums for $0.6 million. During the first quarter of 2006, income from discontinued operations included a gain of $3.1 million on the sales of Vista Capri East, Casa Tierra, and Diamond Valley properties.

Liquidity and Capital Resources

Standard and Poor's rating has issued a corporate credit rating of BBB/Stable for Essex Portfolio L.P. and Essex Property Trust, Inc.

At March 31, 2007, the Operating Partnership had $15.0 million of unrestricted cash and cash equivalents. We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash gains from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2007. The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Operating Partnership had a $200 million unsecured line of credit and, as of March 31, 2007, there was $58.4 million outstanding balance on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to our corporate ratings and is currently LIBOR plus 0.8% which yielded an average interest rate of 6.2%. We also have a $100 million credit facility from Freddie Mac, which is secured by eight of the Operating Partnership's apartment communities. As of March 31, 2007, we had a $100 million outstanding under this line of credit, which bears an average interest rate of 5.8% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate. Fund II has a credit facility aggregating $56 million. This line bears interest at LIBOR plus 0.875%, and matures on June 30, 2007. During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During March 2007, the Operating Partnership entered into an unsecured revolving line of credit for $10 million with a commercial bank. At March 31, 2007 there was no balance on the revolving line of credit and any future borrowings will be due at maturity in March 2008.  Borrowing under this revolving line of credit bear an interest rate at the bank’s Prime Rate less 2.0% and will the line will be used to fund short-term working capital needs.

The Company may from time to time sell shares of common stock into the existing trading market at current market prices through its Controlled Equity Offering program. During the first quarter of 2007, no shares were sold under this program.

On May 3, 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses.  The Operating Partnership will use the net proceeds from the common stock sales to pay down outstanding borrowings under the Operating Partnership’s lines of credit, to fund real estate investments and for general corporate purposes.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million during the third quarter of 2006. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions. The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events). The conversion rate is currently .1831 shares of common stock per $25 per share liquidation preference. On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

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

As of March 31, 2007, our mortgage notes payable totaled $1.1 billion which consisted of $903.4 million in fixed rate debt with interest rates varying from 4.25% to 8.19% and maturity dates ranging from 2007 to 2017 and $189.1 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.8%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

Derivative Activity

As of March 31, 2007 the Operating Partnership had entered into ten forward-starting interest rate swaps totaling a notional amount of $500 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2007 to October 2011. These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2007 and October 2011. The fair value of the derivatives increased $2.5 million during the quarter ended March 31, 2007 to $0.3 million as of March 31, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements. The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements. No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended March 31, 2007 and 2006.

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017. In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty. The settlement of the swap was deemed effective and reduces the interest rate on the new Tierra Vista mortgage loan to 5.19%.

Development and Predevelopment Pipeline
The Operating Partnership defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of TRS development projects, have not yet been sold. As of March 31, 2007, excluding development projects owned by Fund II, the Operating Partnership had two development projects comprised of 513 units for an estimated cost of $167.3 million, of which $115.4 million remains to be expended.

The Operating Partnership defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities. As of March 31, 2007, the Operating Partnership had development communities aggregating 2,136 units that were classified as predevelopment projects. The estimated total cost of the predevelopment pipeline at March 31, 2007 is $646.0 million, of which $554.0 million remains to be expended. The Operating Partnership had other development projects owned by TRS entities that are under development aggregating 77 units as of March 31, 2007. The estimated total cost of the other development projects at March 31, 2007 is $29.0 million, of which $20.7 million remains to be expended.

The Operating Partnership expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Operating Partnership defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns through property improvement. The Operating Partnership’s redevelopment strategy strives to improve the financial and physical aspects of the Operating Partnership’s redevelopment apartment communities and to target at least a 10 percent return on the incremental renovation investment. Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities. During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations. As of March 31, 2007, the Operating Partnership had thirteen major redevelopment communities aggregating 3,903 apartment units with estimated redevelopment costs of $106.9 million, of which approximately $62.5 million remains to be expended. These amounts exclude redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate. Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of March 31, 2007, owned 11 apartment communities and three development projects. The Operating Partnership records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at March 31, 2007, and the effect these obligations could have on our liquidity and cash flow in future periods:
		2008 and	2010 and
(In thousands)	2007	2009	2011	Thereafter	Total
Mortgage notes payable	$68,662	$137,631	$311,278	$574,836	$1,092,407
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	-	158,374	-	158,374
Interest on indebtedness	56,471	97,003	51,554	188,514	393,542
Development commitments	59,600	57,500	-	-	117,100
Redevelopment commitments	37,315	25,149	-	-	62,464
Essex Apartment Value Fund II, L.P.
capital commitment	11,107	8,397	-	-	19,504
	$233,155	$325,680	$521,206	$988,350	$2,068,391

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

The Operating Partnership’s critical accounting policies and estimates have not changed materially from information reported in Note 2, “Summary of Critical and Significant Accounting Policies,” in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Operating Partnership will fail to achieve its business objectives, that the total projected costs of current development and redevelopment projects will exceed expectations, that development and redevelopment projects and acquisitions will fail to meet expectations, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the Operating Partnership's partners in Fund II fail to fund capital commitments as contractually required, that there may be a downturn in the markets in which the Operating Partnership's properties are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed under the caption "Potential Factors Affecting Future Operating Results" below and those discussed in Item 1A, “Risk Factors,” of the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2006, and those other risk factors and special considerations set forth in the Operating Partnership's other filings with SEC which may cause the actual results, performance or achievements of the Operating Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements and reasons why results may differ included in this Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results may differ.

Potential Factors Affecting Future Operating Results

Many factors affect the Operating Partnership’s actual financial performance and may cause the Operating Partnership’s future results to be different from past performance or trends. These factors include those set forth under the caption “Risk Factors” in Item 1A of the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 and the following:

Development and Redevelopment Activities

The Operating Partnership pursues apartment communities and development and redevelopment projects from time to time. These projects generally require various government and other approvals, the receipt of which cannot be assured. The Operating Partnership's development and redevelopment activities generally entail certain risks, including the following:

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

These risks may reduce the funds available for distribution to the Operating Partnership's unit-holders. Further, the development and redevelopment of properties is also subject to the general risks associated with real estate investments.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Hedging Activities

The Operating Partnership’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. As of March 31, 2007, we had entered into ten forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt. The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Operating Partnership’s long-term debt between 2007 and 2011. As of March 31, 2007, the Operating Partnership also had $189.1 million of variable rate indebtedness, of which $182.8 million is subject to interest rate cap protection. All derivative instruments are designated as cash flow hedges, and the Operating Partnership does not have any fair value hedges as of March 31, 2007.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of March 31, 2007. The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of March 31, 2007.
			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$500,000	2007-2011	$260	$16,465	$(17,219)
Interest rate caps	182,849	2008-2011	8	31	2
Total cash flow hedges	$682,849	2007-2011	$268	$16,496	$(17,217)

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of March 31, 2007 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership’s $1.13 billion of fixed rate mortgage notes payable and exchangeable bonds at March 31, 2007 is approximately $1.22 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2007(1)	2008(2)	2009	2010(3)	2011(4)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$68,662	113,226	24,405	156,351	154,927	610,785		$1,128,356	$1,218,377
Average interest rate	6.0%	6.8%	6.9%	8.0%	6.4%	5.0%
Variable rate debt	$-	-	-	158,374	-	189,051	(5)	$347,425	$347,425
Average interest	-	-	-	5.9%	-	4.8%

(1) $50 million covered by a forward-starting swap at a fixed rate of 4.927%, with a settlement date on or before October 1, 2007. This swapped was settled in April 2007 (see Note 9).

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

(4) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011. $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011. $50 million covered by a forward-starting swap with a fixed rate of 5.343%., with a settlement date on or before October 1, 2011. The Operating Partnership intends to encumber certain unencumbered assets during 2011 in conjunction with the settlement of these forward-starting swaps.

(5) $182,849 subject to interest rate caps.

The table incorporates only those exposures that exist as of March 31, 2007; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission. There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Part II -- Other Information

Item 1: Legal Proceedings

Recently there has been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in substantial monetary judgments or settlements. The Operating Partnership has been sued for mold related matters and has settled some, but not all, of such matters. Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates. The Operating Partnership has, however, purchased pollution liability insurance, which includes some coverage for mold. The Operating Partnership has adopted programs designed to manage the existence of mold in its properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on residents or property. Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

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

The Operating Partnership is subject to various other lawsuits in the normal course of its business operations. Such lawsuits are not expected to have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item IA: Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements. The Operating Partnership’s risk factors are included in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC and available at www.sec.gov, and under the caption “Potential Factors Affecting Future Operating Results,” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Part I of this Form 10-Q.

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

Date: May 9, 2007

By:	/S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer