Form 10-Q
period 2007-06-30
ESSEX PORTFOLIO LP
filed 2007-08-09
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per unit amounts)
	June 30,	December 31,
	2007	2006
Assets
Real estate:
Rental properties:
Land and land improvements	$641,951	$560,880
Buildings and improvements	2,326,267	2,108,307
	2,968,218	2,669,187
Less accumulated depreciation	(508,681)	(465,015)
	2,459,537	2,204,172
Real estate - held for sale, net	-	41,221
Real estate under development	161,655	103,487
Investments	69,851	60,451

	2,691,043	2,409,331
Cash and cash equivalents-unrestricted	12,587	9,662
Cash and cash equivalents-restricted	11,367	13,948
Marketable securities	3,815	-
Notes and other receivables from related parties	1,019	1,209
Notes and other receivables	26,614	18,195
Prepaid expenses and other assets	34,063	20,632
Deferred charges, net	12,967	12,863
Total assets	$2,793,475	$2,485,840

Liabilities and Partners' Capital
Mortgage notes payable	$1,202,122	$1,060,704
Mortgage notes payable - held for sale	-	32,850
Exchangeable bonds	225,000	225,000
Lines of credit	37,000	93,000
Accounts payable and accrued liabilities	38,493	38,614
Dividends payable	28,813	24,910
Other liabilities	15,503	14,328
Deferred gain	2,193	2,193
Total liabilities	1,549,124	1,491,599
Commitments and contingencies
Minority interests	60,992	44,950

Redeemable convertible limited partnership units	4,750	4,750
Preferred convertible equity (liquidation value of $149,500)	145,912	145,912
Partners' Capital:
General partner:
Common equity	807,966	590,070
Preferred equity (liquidation value of $25,000)	24,412	24,412
	832,378	614,482
Limited partners:
Common equity	59,533	59,730
Preferred equity (liquidation value of $130,000)	126,690	126,690
	186,223	186,420
Accumulated other comprehensive income (loss)	14,096	(2,273)
Total partners' capital	1,032,697	798,629

Total liabilities and partners' capital	$2,793,475	$2,485,840

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit and unit amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental and other property	$96,707	$83,717	$188,861	$165,951
Management and other fees from affiliates	1,354	830	2,394	1,654
	98,061	84,547	191,255	167,605
Expenses:
Property operating, excluding real estate taxes	23,932	21,246	47,052	42,906
Real estate taxes	8,143	7,161	15,855	14,331
Depreciation and amortization	25,166	19,907	46,843	39,227
Interest	20,491	18,919	38,757	37,330
Amortization of deferred financing costs	678	497	1,355	1,192
General and administrative	6,008	4,980	12,104	9,879
Other expenses	-	800	-	1,770
	84,418	73,510	161,966	146,635
Earnings from operations	13,643	11,037	29,289	20,970

Interest and other income	2,865	648	5,047	3,042
Equity income (loss) in co-investments	463	(374)	2,445	(816)
Minority interests	(1,189)	(1,204)	(2,359)	(2,511)
Income before discontinued operations and
tax provision	15,782	10,107	34,422	20,685
Income tax provision	-	(138)	-	(175)
Income before discontinued operations	15,782	9,969	34,422	20,510
Income from discontinued operations (net of
minority interests)	303	17,481	25,541	21,000
Net income	16,085	27,450	59,963	41,510
Dividends to preferred units - Series F	(489)	(489)	(977)	(977)
Dividends to preferred units - Series G	(1,821)	-	(3,576)	-
Dividends to preferred units - limited partners	(2,559)	(2,559)	(5,118)	(5,119)
Net income available to common units	$11,216	$24,402	$50,292	$35,414

Per common unit data:
Basic:
Income before discontinued operations available to
common units	$0.41	$0.28	$0.94	$0.57
Income from discontinued operations	0.01	0.69	0.96	0.84
Net income available to common units	$0.42	$0.97	$1.90	$1.41
Weighted average number of common units
outstanding during the period	26,982,771	25,236,463	26,470,507	25,201,315

Diluted:
Income before discontinued operations available to
common units	$0.40	$0.27	$0.91	$0.56
Income from discontinued operations	0.01	0.68	0.94	0.82
Net income available to common units	$0.41	$0.95	$1.85	$1.38
Weighted average number of common units
outstanding during the period	27,592,976	25,697,238	27,192,463	25,628,728

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners' Capital and
Comprehensive Income for the six months ended June 30, 2007
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income (Loss)	Total
Balances at December 31, 2006	23,416	$590,070	$24,412	2,495	$59,730	$126,690	$(2,273)	$798,629
Comprehensive income:
Net income	-	45,180	4,553	-	5,112	5,118	-	59,963
Change in fair value of cash flow hedges	-	-	-	-	-	-	16,369	16,369
Comprehensive income								76,332
Issuance of common units under
Stock-based compensation plan	38	2,365	-	-	-	-	-	2,365
Issuance of general partner common units	1,698	216,776	-	-	-	-	-	216,776
Redemption of limited partner common units	-	-	-	(37)	(2,026)	-	-	(2,026)
Vesting of series Z and Z-1 incentive units	-	-	-	29	756	-	-	756
Reallocation of partners' capital	-	(1,202)	-	-	660	-	-	(542)
Partners' distributions	-	(45,223)	(4,553)	-	(4,699)	(5,118)	-	(59,593)
Balances at June 30, 2007	25,152	$807,966	$24,412	2,487	$59,533	$126,690	$14,096	$1,032,697

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)
	Six Months Ended
	June 30,
	2007	2006
Net cash provided by operating activities	$99,652	$70,513

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(219,237)	(60,115)
Capital expenditures and redevelopment	(28,245)	(20,032)
Additions to real estate under development	(75,502)	(21,606)
Dispositions of real estate and investments	123,029	8,349
Changes in restricted cash and refundable deposits	2,270	6,271
Purchases of marketable securities	(3,815)	-
Additions to notes and other receivables	(9,104)	(8,284)
Collections of notes and other receivables	477	456
Contributions to limited partnerships	(21,215)	(17,849)
Distributions from limited partnerships	15,131	9,588
Net cash used in investing activities	(216,211)	(103,222)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	445,595	159,429
Repayment of mortgage notes payable and lines of credit	(416,038)	(93,030)
Payments of loans fees and related costs	(1,463)	(456)
Proceeds from settlement of forward-starting swap	1,311	-
Net proceeds from stock options exercised	1,765	2,113
Net proceeds from sale of common units to general partner	213,672	14,813
Distributions to limited partner units and minority interest	(70,891)	(11,679)
Redemption of limited partner units and minority interest	(8,288)	(5,073)
Distributions to general partner	(46,179)	(38,723)
Net cash provided by financing activities	119,484	27,394
Net increase (decrease) in cash and cash equivalents	2,925	(5,315)
Cash and cash equivalents at beginning of period	9,662	14,337
Cash and cash equivalents at end of period	$12,587	$9,022

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $2,317 and $1,260 capitalized
in 2007 and 2006, respectively	$36,162	$36,858

Supplemental disclosure of noncash investing and financing activities:
Mortgage notes assumed in connection with purchases
of real estate	$23,920	-
Land contributed by a partner in a consolidated joint venture	$22,200	-

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007 and 2006
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

The unaudited consolidated financial statements for the six months ended June 30, 2007 and 2006 include the accounts of the Operating Partnership (which holds the operating assets of Essex Property Trust, Inc., the “Company”).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.0% and 90.4% general partnership interest as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, the Operating Partnership has ownership interests in 136 apartment communities (containing 27,808 units), five commercial investments (with approximately 463,840 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties").  The Properties are located in Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), Seattle, Washington and other regions (Portland, Oregon metropolitan area and Houston, Texas).

Fund Activities

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Operating Partnership to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities.  All of the assets in Fund I have been sold, and Fund I is in the final stages of liquidation.

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of June 30, 2007, owned 11 apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates 17 Down REIT limited partnerships (comprising eleven properties), and an office building that is subject to loans made by the Operating Partnership.  The Operating Partnership consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $189.6 million and $136.5 million as of  June 30, 2007 and $178.3 million and $110.9 million  as of December 31, 2006, respectively.

Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Operating Partnership.  As of June 30, 2007 and December 31, 2006 the Operating Partnership was involved with two VIEs, of which it is not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were approximately $71.7 million and $58.3 million, respectively, at June 30, 2007, and $78.5 million and $58.4 million, respectively, at December 31, 2006.  The Operating Partnership does not have a significant exposure to loss from its involvement with these unconsolidated VIEs.

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

Stock-based compensation expense for stock options and restricted stock awards under the fair value method totaled $0.3 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.6 million for the six months ended June 30, 2007 and 2006, respectively.  The intrinsic value of the stock options exercised during the three months ended June 30, 2007 and 2006 totaled $0.8 million and $0.9 million, respectively, and $2.7 million for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007, the intrinsic value of the stock options outstanding and fully vested totaled $21.8 million and $17.2 million, respectively.  As of June 30, 2007, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans and the restricted stock awards totaled $1.8 million.  The cost is expected to be recognized over 3 to 5 years for the stock option plans and 7 years for the restricted stock awards.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) under the fair value method totaled $0.4 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively.  Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million for the three months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 the intrinsic value of the Z Units subject to conversion totaled $16.0 million.  As of June 30, 2007, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $8.1 million.  The cost is expected to be recognized over 5 to 15 years for the Z Units.

The Company’s stock-based compensation policies have not changed materially from information reported in Note 2(k), “Stock-Based Compensation,” and Note 14, “Stock-Based Compensation Plans,” in the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Estimates and Reclassifications

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Operating Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Operating Partnership evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate properties, its investments in and advances to joint ventures and affiliates and its notes receivables. The Operating Partnership bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.  Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.  Such reclassifications have no impact on reported earnings, cash flows, total assets, or total liabilities.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.”  FIN 48 establishes new evaluation and measurement processes for all income tax positions taken, and requires expanded disclosures of income tax matters.  The adoption of this FIN did not have a material impact on the Operating Partnership’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective in fiscal years beginning after November 15, 2007.  The Operating Partnership believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Operating Partnership has not decided if it will choose to measure any eligible financial assets and liabilities at fair value upon the adoption of this standard on January 1, 2008.

(2)  Significant Transactions

(a) Acquisitions

In April 2007, the Operating Partnership acquired Cardiff by the Sea Apartments located in Cardiff, California for approximately $72 million. The community, which is in Northern San Diego County, consists of 300 units and was built in 1986.

In May 2007, the Operating Partnership acquired Canyon Oaks apartments, built in 2005, consisting of 250 units, located in San Ramon, California for approximately $64.3 million.  The Operating Partnership also acquired Coldwater Canyon apartments for $8.3 million.  Built in 1979, the property consists of 39 unit located in Studio City, California.

In June 2007, the Operating Partnership acquired The Cairns, a 100-unit property built in 2005 and located in the Lake Union area of Seattle, for $28.1 million.  In June 2007, the Operating Partnership entered into agreements to acquire ownership interests in two limited partnerships (one of the existing general partners is a related party) which collectively own the Thomas Jefferson Apartments.  Thomas Jefferson, built in 1963, is a 156-unit community located in Sunnyvale, California.  This transaction is expected to close in the third quarter of 2007.   In June, the Operating Partnership acquired Magnolia Lane, built in 2001, for $5.4 million from a third-party.  The property is a 32-unit community subject to a ground lease that expires in 64 years and is adjacent to Thomas Jefferson.

(b) Dispositions

The Operating Partnership sold six condominium units at Peregrine Point during the second quarter of 2007, and the two remaining units were sold in July of 2007.

(c) Joint Ventures

In the second quarter of 2007, the Operating Partnership recorded a promote fee of $0.3 million and equity income of $0.3 million from its investment in Fund I.  Fund I is in the final stages of liquidation and no additional income is expected to be recorded in future periods.

In May 2007, the Operating Partnership entered into a joint venture with the land owner of Hillsdale Garden Apartments, a 697-unit community located on a 30-acre land parcel in San Mateo, California.  The Operating Partnership contributed its leasehold interest in the property for an 81.5% interest and the land owner contributed its fee interest for an 18.5% interest in the joint venture.

(d) Debt and Financing Activities

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista community in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017.  In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty. The swap settlement reduced the effective interest rate on the new Tierra Vista mortgage loan to 5.19%.

In June 2007, the Operating Partnership originated a mortgage loan secured by the Cardiff by the Sea community purchased in April 2007 in the amount of $42.2 million. The loan has a fixed interest rate of 5.71% and matures in June 2017. The Operating Partnership assumed a mortgage loan in conjunction with the acquisition of The Cairns community in the amount of $12.0 million, with a fixed interest rate of 5.5%, which matures in May 2014.  Finally, the Operating Partnership refinanced $18.6 million of debt secured by the Highridge community with a $44.8 million fixed interest rate loan of 6.05%, which matures in June 2017.

 (e) Equity

During the quarter, the Company sold 1,670,500 shares of its common stock for proceeds of $213.7 million, net of underwriting fees and expenses. The Company contributed the proceeds to the Operating Partnership. The Operating Partnership used the net proceeds from the stock offerings to pay down outstanding borrowings under the Operating Partnership’s lines of credit and to fund acquisition and development projects.

(f) Development

The River Oaks and Hollywood predevelopment projects generated lease income totaling $1.3 million during the second quarter of 2007, which was recorded as lease income and included in interest and other income in the accompanying consolidated statements of operations.  Interest expense will be not capitalized on these projects while they are leased, and depreciation expense will be recorded on these properties until the leases expire.  Accumulated depreciation totaled $1.4 million for these projects as of June 30, 2007.

(3) Investments

The Operating Partnership has investments in a number of joint ventures, which are accounted for under the equity method.  The following table details the Operating Partnership's investments (dollars in thousands):

	June 30,	December 31,
	2007	2006

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	$59,298	$45,598
Preferred limited partnership interests in Mountain Vista
Apartments, LLC (A)	1,182	6,806
Development joint ventures	8,871	7,547
	69,351	59,951
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500
Total investments	$69,851	$60,451

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”). TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	June 30,	December 31,
	2007	2006
Balance sheets:
Real estate and real estate under development	$578,075	$576,134
Other assets	24,792	20,681
Total assets	$602,867	$596,815
Mortgage notes payable	$316,960	$301,665
Other liabilities	15,999	74,793
Partners' capital	269,908	220,357
Total liabilities and partners' capital	$602,867	$596,815

Operating Partnership's share of capital	$69,351	$59,951

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statements of operations:
Property revenues	$10,697	$10,231	$22,835	$19,741
Property operating expenses	(4,503)	(4,353)	(9,470)	(8,508)
Net operating income	6,194	5,878	13,365	11,233
Interest expense	(3,236)	(4,407)	(7,254)	(8,562)
Depreciation and amortization	(3,473)	(2,937)	(6,945)	(5,822)

Total net (loss) income	$(515)	$(1,466)	$(834)	$(3,151)

Operating Partnership's share of operating net income (loss)	159	(374)	94	(816)
Operating Partnership's gain on sale and gain on partial sale of it's interest	304	-	2,351	-
Operating Partnership's share of equity income (loss) in co-investments	$463	$(374)	$2,445	$(816)

During the first quarter of 2007, the Operating Partnership made a $1.1 million contribution to a development with a joint venture partner, and as of June 30, 2007 the Operating Partnership has made contributions to three developments held by joint venture entities totaling $8.9 million.  Two of the developments are located in the San Francisco Bay Area and one of the developments is located in Southern California.  As of June 30, 2007, these developments are still in the predevelopment stage.

During March 2007, the Mountain Vista Apartments, LLC, a joint venture that owns the Waterstone at Fremont apartments in Fremont, California, was recapitalized with the inclusion of a new joint venture partner, and as part of this transaction the Operating Partnership received $7.7 million in net distributions from the joint venture.  The Operating Partnership accounted for this transaction as a partial sale of the Operating Partnership’s investment and recorded a gain of $2.0 million which is included in equity income in co-investments as a result of this transaction.  As of June 30, 2007, the Operating Partnership’s carrying value of its remaining investment in the amended and restated Mountain Vista Apartments, LLC joint venture was $1.2 million.

The Operating Partnership has an agreement to distribute to the general contractor of Mirabella apartments, 20% of the property’s cash flow after the Operating Partnership receives a 9% cumulative preferred return on its investment from operating cash flow and a 12% preferred return on its investment from capital transactions cash flow.  To date no distribution has been made to the general contractor under this agreement.

(4)  Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8% (repaid in March 2007)	$-	$375
Other related party receivables, substantially due on demand	1,019	834
Total notes and other receivable from related parties	$1,019	$1,209

Other related party receivables consist primarily of receivables from Fund I totaling $0.6 million as of June 30, 2007 and accrued management fees from Fund II totaling $0.4 million as of December 31, 2006.

(5) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006

Note receivable, secured, bearing interest at 12%, due June 2008	$2,193	$2,193
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,349	7,309
Note receivable, secured, bearing interest at LIBOR + 4.65%, due November 2008	9,183	7,807
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2012	7,002	-
Other receivables	887	886
Total notes and other receivables	$26,614	$18,195

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from related parties of $1.4 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively, and $2.4 and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. The Operating Partnership paid brokerage commissions on the sale of real estate totaling $0 and $0.8 million during the three months ended June 30, 2007 and 2006, respectively, and $1.3 million and $0.8 million, respectively, during the six months ended June 30, 2007 and 2006, respectively.

(7)  Segment Information

The Operating Partnership defines its reportable operating segments as the three geographical regions in which its properties are located: Southern California, Northern California and Seattle Metro. Excluded from segment revenues are properties outside of these regions including properties in Portland, Oregon and Houston, Texas, management and other fees from affiliates, and interest and other income. Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties, recreational vehicle parks, and manufactured housing communities. Other non-segment assets include investments, real estate under development, cash, notes receivable, other assets and deferred charges.  The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended June 30, 2007 and 2006 (dollars in thousands):
	Three Months Ended
	June 30,
	2007	2006
Revenues:
Southern California	$53,781	$48,867
Northern California	23,788	18,056
Seattle Metro	15,850	13,621
Other Regions	3,288	3,173
Total property revenues	$96,707	$83,717

Net operating income:
Southern California	$36,946	$33,244
Northern California	15,521	12,233
Seattle Metro	10,413	8,634
Other Regions	1,752	1,199
Total net operating income	64,632	55,310

Depreciation and amortization:
Southern California	(12,328)	(10,850)
Northern California	(6,306)	(4,160)
Seattle Metro	(3,604)	(3,294)
Other Regions	(2,928)	(1,603)
	(25,166)	(19,907)
Interest expense:
Southern California	(7,492)	(6,768)
Northern California	(4,631)	(4,541)
Seattle Metro	(1,721)	(1,867)
Other Regions	(6,647)	(5,743)
	(20,491)	(18,919)

Amortization of deferred financing costs	(678)	(497)
General and administrative	(6,008)	(4,980)
Other expenses	-	(800)
Management and other fees from affiliates	1,354	830
Interest and other income	2,865	648
Equity income (loss) in co-investments	463	(374)
Minority interests	(1,189)	(1,204)
Income tax provision	-	(138)

Income before discontinued operations	$15,782	$9,969

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the six months ended June 30, 2007 and 2006 (dollars in thousands):
	Six Months Ended
	June 30,
	2007	2006
Revenues:
Southern California	$105,744	$97,230
Northern California	45,656	35,500
Seattle Metro	30,894	26,892
Other Regions	6,567	6,329
Total property revenues	$188,861	$165,951

Net operating income:
Southern California	$72,817	$66,089
Northern California	30,162	23,760
Seattle Metro	20,354	16,891
Other Regions	2,621	1,974
Total net operating income	125,954	108,714

Depreciation and amortization:
Southern California	(23,673)	(21,257)
Northern California	(12,481)	(8,236)
Seattle Metro	(7,073)	(6,445)
Other Regions	(3,616)	(3,289)
	(46,843)	(39,227)
Interest expense:
Southern California	(14,081)	(13,123)
Northern California	(9,133)	(9,201)
Seattle Metro	(3,445)	(3,421)
Other Regions	(12,098)	(11,585)
	(38,757)	(37,330)

Amortization of deferred financing costs	(1,355)	(1,192)
General and administrative	(12,104)	(9,879)
Other expenses	-	(1,770)
Management and other fees from affiliates	2,394	1,654
Interest and other income	5,047	3,042
Equity income (loss) in co-investments	2,445	(816)
Minority interests	(2,359)	(2,511)
Income tax provision	-	(175)
Income before discontinued operations	$34,422	$20,510

	June 30,	December 31,
	2007	2006
Assets:
Southern California	$1,335,370	$1,244,037
Northern California	698,956	565,405
Seattle Metro	346,691	317,848
Other Regions	78,520	76,882
Net real estate assets	2,459,537	2,204,172
Non-segment assets	333,938	281,668
Total assets	$2,793,475	$2,485,840

(8)  Net Income Per Common Unit
(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations
available to common units	$10,913	26,983	$0.41	$6,921	25,236	$0.28
Income from discontinued operations	303	26,983	0.01	17,481	25,236	0.69
	11,216		$0.42	24,402		$0.97

Effect of Dilutive Securities (1)	-	610		-	461

Diluted:
Income from continuing operations
available to common units	10,913	27,593	$0.40	6,921	25,697	$0.27
Income from discontinued operations	303	27,593	0.01	17,481	25,697	0.68
	$11,216		$0.41	$24,402		$0.95

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income from continuing operations
available to common units	$24,751	26,471	$0.94	$14,414	25,201	$0.57
Income from discontinued operations	25,541	26,471	0.96	21,000	25,201	0.84
	50,292		$1.90	35,414		$1.41

Effect of Dilutive Securities (1)	-	722		-	428

Diluted:
Income from continuing operations
available to common units	24,751	27,192	$0.91	14,414	25,629	$0.56
Income from discontinued operations	25,541	27,192	0.94	21,000	25,629	0.82
	$50,292		$1.85	$35,414		$1.38

The Operating Partnership has the ability and intent to redeem Down REIT Limited Partnership units for cash and does not consider them to be common unit equivalents.

(1)
On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the six months ended June 30, 2007 the weighted average common stock price exceeded the current strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted share.

Stock options of 4,000 and 19,148 for the three months ended June 30, 2007 and 2006, respectively, and 2,500 and 10,704 for the six months ended June 30, 2007 and 2006, respectively, were not included in the diluted earnings per unit calculation because the exercise price of the options were greater than the average market price of the common unit for the three and six months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of Series G cumulative convertible preferred stock have been excluded from diluted earnings per unit for the three and six months ended June 30, 2007 as the effect was anti-dilutive.

(9)	Derivative Instruments and Hedging Activities

As of June 30, 2007 the Operating Partnership had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives increased $15.1 million during the six months ended June 30, 2007 to a value of $12.8 million as of June 30, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the six months ended June 30, 2007 and 2006.

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017.  In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty.  The settlement of the swap was deemed effective and reduces the effective interest rate on the new Tierra Vista mortgage loan to 5.19% through the periodic amortization of the realized gain from accumulated other comprehensive income to interest expense.

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

During the first and second quarter of 2007, the Operating Partnership sold 13 and 6 condominium units at the Peregrine Point property and recorded a gain of approximately $0.6 million and $0.3 million net of taxes and expenses, respectively.  Starting in the third quarter of 2006, the Operating Partnership has been selling condominiums at Peregrine Point, and the 2 unsold units as of June 30, 2007 were sold in July 2007.  The Operating Partnership has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Rental revenues	$-	$2,939	$1,355	$5,968
Interest and other income	-	6	290	6
Revenues	-	2,945	1,645	5,974
Property operating expenses	-	(1,083)	(535)	(2,282)
Interest expense	-	(579)	(416)	(1,158)
Depreciation and amortization	-	(768)	(41)	(1,539)
Minority interests	-	(174)	-	(316)
Expenses	-	(2,604)	(992)	(5,295)
Gain on sale of real estate	303	8,800	79,222	11,862
Equity income co-investments	-	119	-	238
Promote interest and fees	-	8,221	10,290	8,221
Minority interests - City Heights	-	-	(64,624)	-
Net gain on sale of real estate	303	17,140	24,888	20,321

Income from discontinued operations	$303	$17,481	$25,541	$21,000

(11)  Commitments and Contingencies

The Operating Partnership is subject to various lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and our Current Report on Form 10-Q for the quarter ended June 30, 2007.

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

As of June 30, 2007, we had ownership interests in 136 apartment communities, comprising 27,808 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
SeattleMetro (Seattle metropolitan area)
Other Regions (Portland metropolitan area, and Houston, Texas)

As of June 30, 2007, we also had ownership interests in five commercial investments (with approximately 463,840 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of June 30, 2007, our consolidated development pipeline was comprised of three development projects, seven predevelopment projects, and three Taxable REIT Subsidiary (TRS) projects, aggregating 2,720 units, with total incurred costs of $161.7 million, and estimated remaining project costs of approximately $689.9 million for total estimated project costs of $851.6 million.

The Operating Partnership’s consolidated apartment communities are as follows:

	As of June 30, 2007		As of June 30, 2006
	Apartment Homes	%	Apartment Homes	%
Southern California	12,725	52%	12,270	54%
Northern California	5,805	23%	4,621	20%
Seattle Metro	5,005	20%	4,905	21%
Other Regions	1,177	5%	1,177	5%
Total	24,712	100%	22,973	100%

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “Quarterly Same-Properties” (stabilized properties consolidated by the Operating Partnership for the three months ended June 30, 2007 and 2006) decreased 90 basis points to 95.9% as of June 30, 2007 from 96.8% as of June 30, 2006 for the Quarterly Same-Properties.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Operating Partnership’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended June 30, 2007 and 2006 is as follows:

	Three months ended
	June 30,
	2007	2006
Southern California	95.4%	96.1%
Northern California	97.0%	98.2%
Seattle Metro	96.6%	97.6%
Other Regions	95.4%	96.6%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	56	$46,027	$43,592	$2,435	5.6%
Northern California	16	14,862	13,660	1,202	8.8
Seattle Metro	22	13,944	12,471	1,473	11.8
Other Regions	5	2,686	2,550	136	5.3
Total Same-Property revenues	99	77,519	72,273	5,246	7.3
Non-Same Property Revenues (1)		19,188	11,444	7,744	67.7
Total property revenues		$96,707	$83,717	$12,990	15.5%

 (1) Includes properties acquired after April 1, 2006, eleven redevelopment communities, three office buildings and one development community.

Quarterly Same-Property Revenues increased by $5.2 million or 7.3% to $77.5 million in the second quarter of 2007 from $72.3 million in the second quarter of 2006.   The increase in the second quarter of 2007 was primarily attributable to an increase in scheduled rents of $5.7 million or 8.0% compared to the second quarter of 2006.  Average rental rates for Quarterly Same-Property communities were $1,280 per unit in the second quarter of 2007 compared to $1,187 per unit in the second quarter of 2006.  The decline in occupancy decreased revenues by $0.8 million.  Other income increased $0.5 million quarter over quarter.  Delinquency and rent concessions were consistent between quarters.

Quarterly Non-Same Property Revenues increased by $7.8 million or 67.7% to $19.2 million in the second quarter of 2007 from $11.4 million in the second quarter of 2006.  The increase was primarily due to ten communities acquired since April 1, 2006 and eleven communities that are in redevelopment.

Total Expenses increased $10.9 million or 14.8% to $84.4 million in the second quarter of 2007 from $73.5 million in the second quarter of 2006.  Property operating expenses increased by $3.7 million or 12.9% for the quarter, which is primarily due to the acquisition of ten communities since April 1, 2006 and annual increases in property salaries and real estate taxes.  Depreciation expense increased by $5.3 million or 26.4% for the second quarter of 2007, due to the acquisition of ten properties since April 2006 and recording depreciation expense for the River Oaks and Hollywood commercial buildings.  General and administrative costs increased $1.0 million primarily due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Operating Partnership of approximately $0.4 million, a 7% increase the in number of employees, and annual increases in salaries.

Other expenses of $0.8 million for the second quarter of 2006 related to an impairment charge resulting from a write-down of a property in Houston, Texas.

Interest and other income increased by $2.2 million in the second quarter of 2007 due to an increase in interest income of $0.8 million resulting mainly from an increase in outstanding structured finance loans, and an increase in lease income of $1.3 million resulting from the income generated from the River Oaks and Hollywood commercial buildings.

Equity income (loss) in co-investments increased by $0.8 million during the second quarter of 2007 due primarily to the recording of $0.3 million of equity income from Fund I, and $0.2 million in preferred interest received from the Mountain Vista, LLC joint venture.   The Operating Partnership recorded a loss of $0.4 million on its investment in Fund II during the second quarter of 2006, and net income from Fund II for the second quarter ended 2007 was approximately breakeven.

Income from discontinued operations for the second quarter of 2007 includes the net gain on sale of 6 condominiums at Peregrine Point condominiums for $0.3 million.  During the second quarter of 2006, the Operating Partnership recorded a gain of $8.8 million from the sale of the Vista Pointe joint venture property and $8.2 million in fees.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “2007/2006 Same-Properties” (stabilized properties consolidated by the Operating Partnership for the six months ended June 30, 2007 and 2006) decreased 80 basis points to 95.8% as of June 30, 2007 from 96.6% as of June 30, 2006.

The regional breakdown of the Operating Partnership’s 2007/2006 Same-Property portfolio for financial occupancy for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended
	June 30,
	2007	2006
Southern California	95.6%	96.2%
Northern California	96.2%	97.4%
Seattle Metro	96.2%	97.1%
Other Regions	95.2%	96.1%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the six-month 2007/2006 Same-Properties.

		Six Months Ended
	Number of	June 30,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
2007/2006 Same-Properties:
Southern California	56	$91,828	$86,770	$5,058	5.8%
Northern California	16	29,233	26,851	2,382	8.9
Seattle Metro	22	27,449	24,589	2,860	11.6
Other Regions	5	5,325	5,022	303	6.0
Total 2007/2006 Same-Property revenues	99	153,835	143,232	10,603	7.4
2007/2006 Non-Same Property Revenues (1)		35,026	22,719	12,307	54.2
Total property revenues		$188,861	$165,951	$22,910	13.8%

(1) Includes properties acquired after January 1, 2006, eleven redevelopment communities, three office buildings, and one development community.

2007/2006 Same-Property Revenues increased by $10.6 million or 7.4% to $153.8 million for the six months ended 2007 from $143.2 million for the six months ended 2006.   The increase was primarily attributable to an increase in scheduled rents of $11.7 million or 8.3% compared to 2006.  Average rental rates for 2007/2006 Same-Property communities were $1,271 per unit for the six months ended June 30, 2007 compared to $1,175 per unit for the six months ended June 30, 2006.  The decline in occupancy decreased revenues by $1.7 million.  Other income increased $1.2 million and delinquency and rent concessions were consistent between periods.

2007/2006 Non-Same Property Revenues increased by $12.3 million or 54.2% to $35.0 million for the six months ended June 30, 2007 from $22.7 million for the six months ended June 30, 2006.  The increase was primarily due to ten communities acquired since January 1, 2006 and eleven communities that are in redevelopment.

Total Expenses increased $15.3 million or 10.4% to $162.0 million for the six months ended June 30, 2007 from $146.7 million for the six months ended June 30, 2006.  Property operating expenses increased by $5.7 million or 9.9% for the six months ended June 30, 2007, which is primarily due to the acquisition of ten communities and annual increases in property salaries and real estate taxes.  Depreciation expense increased by $7.6 million or 19.4% for the six months ended June 30,

2007, due to the acquisition of ten properties after January 1, 2006 and recording depreciation expense for the River Oaks and Hollywood commercial buildings.  General and administrative costs increased $2.2 million primarily due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Operating Partnership of approximately $0.7 million, 8.5% increase in the number of employees and annual increase in salaries.

Other expenses of $1.8 million for the six months ended June 30, 2006 relate to $1.0 million in pursuit costs related to the Operating Partnership’s attempt to acquire the Town & Country REIT in the first quarter of 2006, and an impairment charge recorded for $0.8 million resulting from a write-down of a property in Houston, Texas in the second quarter of 2006.

Interest and other income increased by $2.0 million for the six months ended June 30, 2007 due to an increase in interest income of $1.3 million resulting mainly from an increase in outstanding structured finance loans, and in increase in lease income of $2.4 million resulting from the income generated from the River Oaks and Hollywood commercial buildings.  During 2006, the Operating Partnership recorded a non-recurring gain of $1.7 million in sales of marketable securities.

Equity income (loss) in co-investments increased by $3.3 million during the six months ended June 30, 2007 due primarily to the recording of $2.0 million from the partial sale of the Operating Partnership’s interest in the Mountain Vista, LLC joint venture in and $0.2 million in preferred interest on this investment.  The 2007 increase also relates to $0.3 million of equity income recorded from Fund I.   The Operating Partnership recorded a loss of $0.8 million on its investment in Fund II during the six months ended June 30, 2006, and net income from Fund II for the six months ended June 30, 2007 was approximately breakeven.

Income from discontinued operations for the six months ended June 30, 2007 includes the sale of the City Heights joint venture property for a gain of $13.7 million, net of minority interest, and $10.3 million in fees, and the net gain on sale of 19 Peregrine Point condominiums for $0.9 million.  During the six months ended June 30, 2006, income from discontinued operations included a gain of $8.8 million from the sale of the Vista Pointe joint venture property and $8.2 million in fees, and a gain of $3.1 million on the sales of Vista Capri East, Casa Tierra, and Diamond Valley properties.

Liquidity and Capital Resources

Standard and Poor's rating has issued a corporate credit rating of BBB/Stable for Essex Portfolio, L.P. and Essex Property Trust, Inc.

At June 30, 2007, the Operating Partnership had $12.6 million of unrestricted cash and cash equivalents.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2007.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Operating Partnership has a $200 million unsecured line of credit and, as of June 30, 2007, there was no balance on the line. This facility matures in March 2009, with an option for a one-year extension. The underlying interest rate on this line is based on a tiered rate structure tied to rating on the credit facility (currently BBB-) LIBOR plus 0.8%.  The Operating Partnership also has a $100 million credit facility from Freddie Mac, which is secured by eight apartment communities.  As of June 30, 2007, we had $37 million outstanding under this line of credit, which bears an average interest rate of 5.8% and matures in January 2009. The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  Fund II has a credit facility aggregating $21 million.  This line bears interest at LIBOR plus 0.875%, and matures on May 30, 2008.  During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During March 2007, the Operating Partnership entered into an unsecured revolving line of credit for $10 million with a commercial bank.  At June 30, 2007 there was no balance on the revolving line of credit and any future borrowings will be due at maturity in March 2008.  Borrowing under this revolving line of credit bears an interest rate at the bank’s Prime Rate less 2.0%.  The line is used to fund short-term working capital needs.

During the second quarter of 2007, the Company issued and sold approximately 170,500 shares of common stock for $21.8 million, net of fees and commissions, under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices, and the net proceeds were contributed to the Operating Partnership. The

Operating Partnership used the net proceeds from such sales to primarily fund the development and redevelopment pipelines.

On May 3, 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses.  The Operating Partnership will use the net proceeds from the common stock sales to pay down outstanding borrowings under the Operating Partnership’s lines of credit, to fund real estate investments and for general corporate purposes.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of $149.5 million during the third quarter of 2006.  The proceeds were contributed to the Operating Partnership in exchange for preferred equity in the Operating Partnership. Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate is currently .1831 shares of common stock per $25 per share liquidation preference.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

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

As of June 30, 2007, our mortgage notes payable totaled $1.2 billion which consisted of $1.0 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2007 to 2018 and $195.5 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.9%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

Derivative Activity

As of June 30, 2007 the Operating Partnership had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives increased $15.1 million during the six months ended June 30, 2007 to a value of $12.8 million as of June 30, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended June 30, 2007 and 2006.

During April 2007, the Operating Partnership refinanced a mortgage loan for $35.7 million secured by the Tierra Vista property in the amount of $62.5 million, with a fixed interest rate of 5.47%, which matures in April 2017.  In conjunction with this transaction the Operating Partnership settled its first $50 million forward-starting swap and received $1.3 million from the counterparty.  The settlement of the swap was deemed effective and reduces the effective interest rate on the new Tierra Vista mortgage loan to 5.19%.

Development and Predevelopment Pipeline

The Operating Partnership defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of TRS development projects, have not yet been sold. As of June 30, 2007, excluding development projects owned by Fund II, the Operating Partnership had three development projects comprised of 713 units for an estimated cost of $219.1 million, of which $151.3 million remains to be expended.

The Operating Partnership defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of June 30, 2007, the Operating Partnership had development communities aggregating 1,936 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at June 30, 2007 is $605.1 million, of which $518.2 million remains to be expended.   The Operating Partnership had other development projects owned by TRS entities that are under development aggregating 71 units as of June 30, 2007. The estimated total cost of the other development projects at June 30, 2007 is $27.4 million, of which $20.4 million remains to be expended.

The Operating Partnership expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Operating Partnership defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns through property improvement.  The Operating Partnership’s redevelopment strategy strives to improve the financial and physical aspects of the Operating Partnership’s redevelopment apartment communities and to target a 10 percent return on the incremental renovation investment.  Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of June 30, 2007, the Operating Partnership had fourteen major redevelopment communities aggregating 3,999 apartment units with estimated redevelopment costs of $138.8 million, of which approximately $92.0 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. Essex has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of June 30, 2007, owned 11 apartment communities and three development projects.  Essex records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at June 30, 2007, and the effect these obligations could have on our liquidity and cash flow in future periods:

		2008 and	2010 and
(In thousands)	2007	2009	2011	Thereafter	Total
Mortgage notes payable	$14,177	$136,875	$310,192	$740,878	$1,202,122
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	37,000	-	-	37,000
Interest on indebtedness	41,055	110,704	64,357	208,158	424,274
Development commitments	61,300	90,400	-	-	151,700
Redevelopment commitments	38,560	53,443	-	-	92,003
Essex Apartment Value Fund II, L.P.
capital commitment	-	13,383	-	-	13,383
	$155,092	$441,805	$374,549	$1,174,036	$2,145,482

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the anticipated total projected costs and investment returns of  acquisition, redevelopment, and development projects, the anticipated timing of the completion and stabilization of development and redevelopment projects, the expected timing of the completion of the Thomas Jefferson transaction,  the size and cost of the predevelopment pipeline, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, and the anticipated performance of existing properties.

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
• projects may be delayed due to, among other things, adverse weather conditions, entitlement and government regulation;
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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Hedging Activities

The Operating Partnership’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of June 30, 2007, we had entered into nine forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Operating Partnership’s long-term debt between 2008 and 2011. As of June 30, 2007, the Operating Partnership also had $195.5 million of variable rate indebtedness, of which $182.8 million is subject to interest rate cap protection.   All derivative instruments are designated as cash flow hedges, and the Operating Partnership does not have any fair value hedges as of June 30, 2007.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of June 30, 2007.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of June 30, 2007.
			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$450,000	2008-2011	$12,789	$26,308	$(1,809)
Interest rate caps	182,849	2008-2011	14	57	2
Total cash flow hedges	$632,849	2008-2011	$12,803	$26,365	$(1,807)

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of June 30, 2007 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership’s $1.23 billion of fixed rate mortgage notes payable and exchangeable bonds at June 30, 2007 is approximately $1.28 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2007	2008(1)	2009	2010(2)	2011(3)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$14,177	112,653	24,222	155,820	154,372	770,357		$1,231,601	$1,278,185
Average interest rate	6.0%	6.8%	6.9%	8.0%	6.4%	5.0%
Variable rate debt	$-	-	37,000	-	-	195,521	(4)	$232,521	$232,521
Average interest	-	-	5.8%	-	-	4.9%

(1) $50 million covered by a forward-starting swap at a fixed rate of 4.869%, with a settlement date on or before October 1, 2008.   Also, $25 million covered by a forward-starting swap at a fixed rate of 5.082%, with a settlement date on or before January 1, 2009.

(2) $150 million covered by three forward-starting swaps with fixed rates ranging from 5.099% to 5.824%, with a settlement date on or before
January 1, 2011.

(3) $125 million covered by forward-starting swaps with fixed rates ranging from 5.655% to 5.8795%, with a settlement date on or before February 1, 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.535%, with a settlement date on or before July, 1 2011.  $50 million covered by a forward-starting swap with a fixed rate of 5.343%., with a settlement date on or before October 1, 2011.  The Operating Partnership intends to encumber certain unencumbered assets during 2011 in conjunction with the settlement of these forward-starting swaps.

(4) $182,849 subject to interest rate caps.

The table incorporates only those exposures that exist as of June 30, 2007; it does not consider those exposures or positions that could arise after that date. As a result, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Date: August 8, 2007

By:	/S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer