Form 10-Q
period 2007-09-30
ESSEX PORTFOLIO LP
filed 2007-11-08
CIK 1053059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The information furnished in the accompanying unaudited consolidated balance sheets, statements of operations, stockholders' equity and comprehensive income and cash flows of the Operating Partnership reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the aforementioned consolidated financial statements for the interim periods.

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

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per unit amounts)
	September 30,	December 31,
	2007	2006
Assets
Real estate:
Rental properties:
Land and land improvements	$679,818	$560,880
Buildings and improvements	2,452,040	2,108,307

	3,131,858	2,669,187
Less accumulated depreciation	(532,386)	(465,015)
	2,599,472	2,204,172
Real estate - held for sale, net	-	41,221
Real estate under development	182,455	103,487
Investments	70,787	60,451
	2,852,714	2,409,331
Cash and cash equivalents-unrestricted	10,239	9,662
Cash and cash equivalents-restricted	11,704	13,948
Marketable securities	5,843	-
Notes and other receivables from related parties	1,178	1,209
Notes and other receivables	35,350	18,195
Prepaid expenses and other assets	25,055	20,632
Deferred charges, net	12,317	12,863
Total assets	$2,954,400	$2,485,840
Liabilities and Partners' Capital
Mortgage notes payable	$1,233,281	$1,060,704
Mortgage notes payable - held for sale	-	32,850
Exchangeable bonds	225,000	225,000
Lines of credit	167,571	93,000
Accounts payable and accrued liabilities	55,332	38,614
Dividends payable	28,724	24,910
Other liabilities	15,966	14,328
Deferred gain	2,193	2,193
Total liabilities	1,728,067	1,491,599
Commitments and contingencies
Minority interests	65,628	44,950

Redeemable convertible limited partnership units	4,750	4,750
Preferred convertible equity (liquidation value of $149,500)	145,912	145,912
Partners' Capital:
General partner:
Common equity	795,228	590,070
Preferred equity (liquidation value of $25,000)	24,412	24,412
	819,640	614,482
Limited partners:
Common equity	58,962	59,730
Preferred equity (liquidation value of $130,000)	126,690	126,690
	185,652	186,420
Accumulated other comprehensive income (loss)	4,751	(2,273)
Total partners' capital	1,010,043	798,629
Total liabilities and partners' capital	$2,954,400	$2,485,840

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per unit and unit amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental and other property	$99,987	$86,850	$288,848	$252,800
Management and other fees from affiliates	1,268	1,872	3,662	3,526
	101,255	88,722	292,510	256,326
Expenses:
Property operating, excluding real estate taxes	25,030	22,483	72,082	65,389
Real estate taxes	8,675	7,314	24,530	21,645
Depreciation and amortization	25,612	19,898	72,455	59,125
Interest	20,235	17,946	58,992	55,277
Amortization of deferred financing costs	708	777	2,063	1,970
General and administrative	6,415	5,289	18,519	15,168
Other expenses	-	-	-	1,770
	86,675	73,707	248,641	220,344
Earnings from operations	14,580	15,015	43,869	35,982

Interest and other income	2,407	1,686	7,454	4,728
Equity income (loss) in co-investments	322	(368)	2,767	(1,184)
Minority interests	(1,198)	(1,231)	(3,556)	(3,739)
Income before discontinued operations and
tax provision	16,111	15,102	50,534	35,787
Income tax provision	-	(150)	-	(325)
Income before discontinued operations	16,111	14,952	50,534	35,462
Income from discontinued operations (net of
minority interests)	53	1,460	25,594	22,459
Net income	16,164	16,412	76,128	57,921
Dividends to preferred units - Series F	(488)	(488)	(1,465)	(1,465)
Dividends to preferred units - Series G	(1,823)	(1,303)	(5,399)	(1,303)
Dividends to preferred units - limited partners	(2,559)	(2,559)	(7,678)	(7,677)
Net income available to common units	$11,294	$12,062	$61,586	$47,476

Per common unit data:
Basic:
Income before discontinued operations available to
common units	$0.41	$0.42	$1.34	$0.99
Income from discontinued operations	0.00	0.05	0.95	0.89
Net income available to common units	$0.41	$0.47	$2.29	$1.88
Weighted average number of common units
outstanding during the period	27,652,473	25,424,259	26,868,825	25,275,460

Diluted:
Income before discontinued operations available to
common units	$0.40	$0.41	$1.31	$0.97
Income from discontinued operations	0.00	0.05	0.93	0.87
Net income available to common units	$0.40	$0.46	$2.24	$1.84
Weighted average number of common units
outstanding during the period	28,043,125	26,143,924	27,482,406	25,825,186

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Partners’ Capital and
Comprehensive Income for the nine months ended September 30, 2007
(Unaudited)
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	Other
	Common Equity		Equity	Common Equity		Equity	Comprehensive
	Units	Amount	Amount	Units	Amount	Amount	Income (Loss)	Total
Balances at December 31, 2006	23,416	$590,070	$24,412	2,495	$59,730	$126,690	$(2,273)	$798,629
Comprehensive income:
Net income	-	55,177	6,864	-	6,410	7,677	-	76,128
Change in fair value of cash flow hedges	-	-	-	-	-	-	7,024	7,024
Comprehensive income								83,152
Issuance of common units under
Stock-based compensation plan	74	4,746	-	-	-	-	-	4,746
Issuance of general partner common units	1,698	216,776	-	-	-	-	-	216,776
Repurchase of general partner common units	(13)	(1,409)	-	-	-	-	-	(1,409)
Redemption of limited partner common units	-	-	-	(37)	(2,026)	-	-	(2,026)
Vesting of series Z and Z-1 incentive units	-	-	-	29	1,134	-	-	1,134
Reallocation of partners' capital	-	(1,500)	-	-	660	-	-	(840)
Partners' distributions	-	(68,632)	(6,864)	-	(6,946)	(7,677)	-	(90,119)
Balances at September 30, 2007	25,175	$795,228	$24,412	2,487	$58,962	$126,690	$4,751	$1,010,043

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by operating activities	$158,148	$138,540

Cash flows used in investing activities:
Additions to real estate:
Acquisitions and improvements to recent acquisitions	(333,110)	(161,998)
Capital expenditures and redevelopment	(52,124)	(30,147)
Additions to real estate under development	(96,236)	(53,996)
Dispositions of real estate and investments	124,103	15,883
Changes in restricted cash and refundable deposits	1,979	5,162
Purchases of marketable securities	(5,843)	-
Additions to notes and other receivables	(19,192)	(15,279)
Collections of notes and other receivables	1,472	2,295
Contributions to limited partnerships	(22,164)	(35,526)
Distributions from limited partnerships	15,330	9,588
Net cash used in investing activities	(385,785)	(264,018)

Cash flows from financing activities:
Proceeds from mortgage notes payable and lines of credit	665,709	281,325
Repayment of mortgage notes payable and lines of credit	(494,331)	(233,442)
Payments of loans fees and related costs	(1,516)	(472)
Net proceeds from issuance of preferred convertible equity	-	145,912
Proceeds from settlement of forward-starting swap	1,311	-
Net proceeds from stock options exercised	3,786	3,136
Net proceeds from sale of common units to general partner	213,672	27,225
Purchase of common units from general partner	(1,409)	-
Distributions to limited partner units and minority interest	(77,145)	(17,482)
Redemption of limited partner units and minority interest	(9,983)	(6,360)
Distributions to general partner	(71,880)	(58,559)
Net cash provided by financing activities	228,214	141,283

Net increase in cash and cash equivalents	577	15,805
Cash and cash equivalents at beginning of period	9,662	14,337
Cash and cash equivalents at end of period	$10,239	$30,142

Supplemental disclosure of cash flow information:
Cash paid for interest, net of $3,561 and $2,413 capitalized
in 2007 and 2006, respectively	$52,443	$52,386

Supplemental disclosure of noncash investing and financing activities:
Mortgage notes assumed in connection with purchases
of real estate	$43,839	-
Land contributed by a partner in a consolidated joint venture	$22,200	-
Issuance of limited partner units in connection with
with purchase of real estate	$7,067	-

See accompanying notes to the unaudited consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007 and 2006
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

The unaudited consolidated financial statements for the nine months ended September 30, 2007 and 2006 include the accounts of the Operating Partnership (which holds the operating assets of Essex Property Trust, Inc., the “Company”).  See below for a description of entities consolidated by the Operating Partnership.  The Company is the sole general partner in the Operating Partnership, with a 91.0% and 90.4% general partnership interest as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, the Operating Partnership has ownership interests in 138 apartment communities (containing 28,364 units), five commercial investments (with approximately 463,840 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites), (collectively, the "Properties").  The Properties are located in Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties), Northern California (the San Francisco Bay Area), Seattle, Washington and other regions (Portland, Oregon metropolitan area and Houston, Texas).

Fund Activities

Essex Apartment Value Fund, L.P. ("Fund I" and “Fund II”), are investment funds formed by the Operating Partnership to add value through rental growth and asset appreciation, utilizing the Operating Partnership's development, redevelopment and asset management capabilities.  All of the assets in Fund I have been sold, and Fund I is in the final stages of liquidation.

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of September 30, 2007, owned 11 apartment communities and three development projects.  The Operating Partnership records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Marketable Securities

Marketable securities consist of funds held by the Operating Partnership’s wholly owned captive insurance subsidiary which are invested primarily in U.S. treasury or agency securities with original maturities of more than three months when purchased.  The Operating Partnership has classified these debt securities as held-to-maturity securities, and the Operating Partnership reports the securities at amortized cost.  Realized gains and losses and interest income are included in interest and other income on the consolidated statement of operations.

Variable Interest Entities

In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 Revised (FIN 46R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, the Operating Partnership consolidates 19 DownREIT limited partnerships (comprising twelve properties), and an office building that is subject to loans made by the

Operating Partnership.  The Operating Partnership consolidates these entities because it is deemed the primary beneficiary under FIN 46R.  The total assets and liabilities related to these variable interest entities (VIEs), net of intercompany eliminations, were approximately $225.5 million and $164.6 million as of  September 30, 2007 and $178.3 million and $110.9 million  as of December 31, 2006, respectively.  Interest holders in VIEs consolidated by the Operating Partnership are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Operating Partnership.  As of September 30, 2007 and December 31, 2006 the Operating Partnership was involved with two VIEs, of which it is not deemed to be the primary beneficiary.  Total assets and liabilities of these entities were approximately $71.7 million and $78.5 million and $58.3 million and $58.4 million, as of September 30, 2007 and December 31, 2006, respectively.  The Operating Partnership does not have a significant exposure to loss from its involvement with these unconsolidated VIEs.

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

Stock-based compensation expense for stock options and restricted stock awards under the fair value method totaled $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The intrinsic value of the stock options exercised during the three months ended September 30, 2007 and 2006 totaled $2.2 million and $1.0 million, respectively, and $4.9 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, the intrinsic value of the stock options outstanding and fully vested totaled $15.8 million and $20.3 million, respectively.  As of September 30, 2007, total unrecognized compensation cost related to unvested share-based compensation granted under the stock option plans and the restricted stock awards totaled $3.4 million.  The cost is expected to be recognized over 3 to 5 years for the stock option plans and 7 years for the restricted stock awards.

Stock-based compensation expense for Z and Z-1 Units (collectively, “Z Units”) under the fair value method totaled $0.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million for the nine months ended September 30, 2007 and 2006, respectively.  Stock-based compensation capitalized for stock options, restricted stock awards, and the Z Units totaled $0.2 million for the three months ended September 30, 2007 and 2006, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 the intrinsic value of the Z Units subject to conversion totaled $16.0 million.  As of September 30, 2007, total unrecognized compensation cost related to Z Units subject to conversion in the future granted under the Z Units totaled $8.1 million.  The cost is expected to be recognized over 5 to 10 years for the Z Units.

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

(a) Acquisitions

In September 2007, the Operating Partnership acquired Mill Creek at Windermere, a 400-unit community located in San Ramon, California, for $100.5 million. Built in 2005, the property is located within Windermere, a master planned community.

In September 2007, the Operating Partnership acquired Thomas Jefferson Apartments for $28 million in a DownREIT transaction that included issuing 7,006 DownREIT units to a related party. The property, which was managed by the Operating Partnership before the acquisition, is a 156-unit apartment complex located in Sunnyvale, California. Built in 1963, the property is located adjacent to Magnolia Lane, another Operating Partnership community purchased in the second quarter of 2007.

(b) Dispositions

The Operating Partnership sold the two remaining condominium units at Peregrine Point in July of 2007.

(c) Joint Ventures

As discussed further in Note 3, the Operating Partnership acquired the general contractor's profit participation interest in the Mirabella property for $9 million.  Accordingly, Mirabella is now wholly owned by the Operating Partnership.

(d) Debt and Financing Activities

In July 2007, the Operating Partnership paid-off a mortgage loan secured by Monterra del Sol for $2.6 million with a fixed interest rate of 7.56%.

In August 2007, the Operating Partnership originated a mortgage loan secured by the Coldwater Canyon community purchased in May 2007 in the amount of $5.9 million, with a fixed interest rate of 6.1%, which matures in August 2017.  The Operating Partnership also refinanced an $11.6 million mortgage loan secured by the Capri at Sunny Hills community with a new loan in the amount of $19.2 million, with a fixed interest rate of 5.8%, which matures in August 2012.

In September 2007, the Operating Partnership assumed two loans in conjunction with the acquisition of the Thomas Jefferson community.  The first loan is for $14 million with a fixed interest rate of 5.7% due in March 2017, and the second loan is for $6 million with a fixed interest rate of 5.9% due in March 2017.

(e) Equity

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During the quarter the Company, on behalf of the Operating Partnership, repurchased and retired 12,600 shares of its common stock for approximately $1.4 million.

(f) Structured Finance

In September 2007, the Operating Partnership, closed on a $14 million bridge loan for the completion and lease-up of London

Flats, a 146-unit apartment community located in Vancouver, Washington.  The loan refinanced a construction loan, incorporating additional proceeds for interior upgrades to the remaining phases; exterior and common area upgrades and interest reserves to take the project through lease-up and stabilization.  The floating rate, LIBOR-based bridge loan, leveraged the project to approximately 85% of cost.  The loan is full recourse, and has a term of 18 months with one, 6-month extension option.

 (3) Investments

The Operating Partnership has investments in a number of joint ventures, which are accounted for under the equity method.  The joint ventures primarily own and operate apartment communities.  The following table details the Operating Partnership's investments (dollars in thousands):

	September 30,	December 31,
	2007	2006

Investments in joint ventures accounted for under the equity method of accounting:

Limited partnership interest of 27.2% and general partner
interest of 1% in Essex Apartment Value Fund II, L.P (Fund II)	$59,270	$45,598
Preferred limited partnership interests in Mountain Vista
Apartments, LLC (A)	1,182	6,806
Development joint ventures	9,835	7,547
	70,287	59,951
Investments accounted for under the cost method of accounting:

Series A Preferred Stock interest in Multifamily Technology
Solutions, Inc.	500	500

Total investments	$70,787	$60,451

(A)	The investment is held in an entity that includes an affiliate of The Marcus & Millichap Company (“TMMC”), and is the general partner. TMMC’s Chairman is also the Chairman of the Company.

The combined summarized financial information of investments, which are accounted for under the equity method, is as follows (dollars in thousands).

	September 30,	December 31,
	2007	2006
Balance sheets:
Real estate and real estate under development	$590,438	$576,134
Other assets	18,622	20,681

Total assets	$609,060	$596,815

Mortgage notes payable	$318,630	$301,665
Other liabilities	17,090	74,793
Partners' equity	273,340	220,357

Total liabilities and partners' capital	$609,060	$596,815

Operating Partnership's share of capital	$70,287	$59,951

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statements of operations:
Property revenues	$11,761	$10,887	$34,596	$30,631
Property operating expenses	(4,335)	(5,074)	(13,805)	(13,600)
Net operating income	7,426	5,813	20,791	17,031
Interest expense	(3,369)	(4,169)	(10,623)	(12,731)
Depreciation and amortization	(3,485)	(3,122)	(10,431)	(8,945)

Total net income (loss)	$572	$(1,478)	$(263)	$(4,645)

Operating Partnership's share of operating net income (loss)	322	(368)	421	(1,184)
Operating Partnership's gain on sale and gain on partial sale of its interest	-	-	2,346	-
Operating Partnership's share of equity income (loss) in co-investments	$322	$(368)	$2,767	$(1,184)

During the first quarter of 2007, the Operating Partnership made a $1.1 million contribution to a development with a joint venture partner, and as of September 30, 2007 the Operating Partnership has made contributions to three developments held by joint venture entities totaling $9.8 million.  Two of the developments are located in the San Francisco Bay Area and one of the developments is located in Southern California.  As of September 30, 2007, these developments are still in the predevelopment stage.

During March 2007, the Mountain Vista Apartments, LLC, a joint venture that owns the Waterstone at Fremont apartments in Fremont, California, was recapitalized with the inclusion of a new joint venture partner, and as part of this transaction the Operating Partnership received $7.7 million in net distributions from the joint venture.  The Operating Partnership accounted for this transaction as a partial sale of the Operating Partnership’s investment and recorded a gain of $2.0 million which is included in equity income in co-investments as a result of this transaction.  As of September 30, 2007, the Operating Partnership’s carrying value of its remaining investment in the amended and restated Mountain Vista Apartments, LLC joint venture was $1.2 million.

The Operating Partnership had a developer agreement to distribute to the general contractor of Mirabella apartments 20% of the property’s cash flow after the Operating Partnership receives a 9% cumulative preferred return on its investment from operating cash flow and a 12% preferred return on its investment from capital transactions cash flow.   During the third quarter of 2007, the Operating Partnership acquired the general contractor's interest in the Mirabella property for $9 million in lieu of distributing a percentage of future cash flows to the general contractor per the agreement.  Accordingly, Mirabella is now wholly owned by the Operating Partnership.

(4)  Notes Receivable and Other Receivables from Related Parties

Notes receivable and other receivables from related parties consist of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
Related party receivables, unsecured:
Loans to officers made prior to July 31, 2002, secured,
bearing interest at 8% (repaid in March 2007)	$-	$375
Other related party receivables, substantially due on demand	1,178	834
Total notes and other receivable from related parties	$1,178	$1,209

Other related party receivables include accrued management and development fees from Fund II totaling $0.6 million and $0.4 million as of September 30, 2007 and December 31, 2006, respectively.

(5) Notes and Other Receivables

Notes receivables secured by real estate, and other receivables consist of the following as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006

Note receivable, secured, bearing interest at 12%, due June 2008	$2,193	$2,193
Note receivable, secured, bearing interest at LIBOR + 4.65%, due January 2008	8,215	7,807
Note receivable, secured, bearing interest at LIBOR + 3.38%, due February 2009	9,651	-
Note receivable, secured, bearing interest at LIBOR + 3.69%, due June 2009	7,343	7,309
Note receivable, secured, bearing interest at LIBOR + 4.75%, due March 2011	7,068	-
Other receivables	880	886
Total notes and other receivables	$35,350	$18,195

As of September 30, 2007, the Operating Partnership originated four notes receivables totaling $32.3 million which are mezzanine or bridge loans.  The borrowers under each note receivable have the right to extend the maturity date if certain criteria are met specific to each agreement.  During August 2006, the Operating Partnership originated a loan with the owners of a 26-unit apartment community in Sherman Oaks, California. The proceeds from the loan financed the conversion of the units to condominiums for sale.  Effective July 1, 2007, the Operating Partnership has ceased accruing interest on the note, due to the current velocity of sales, pricing, and status of the interest reserve.  The Operating Partnership believes that the current recorded balance of $8.2 million is collectible.

(6) Related Party Transactions

Management and other fees from affiliates includes property management, asset management, development and redevelopment fees from related parties of $1.3 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively, and $3.7 and $3.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s Chairman, George Marcus, is also the Chairman of TMMC, which is a real estate brokerage firm. The Operating Partnership paid brokerage commissions on the sale of real estate totaling $0 during the three months ended September 30, 2007 and 2006, and $1.3 million and $0.8 million, respectively, during the nine months ended September 30, 2007 and 2006.

Mr. Marcus was also an investor in the two partnerships that owned the Thomas Jefferson Apartments that was acquired by the Operating Partnership during September 2007 in a DownREIT transaction.  In conjunction with that transaction, Mr. Marcus received 7,006 DownREIT units in exchange for his partnership interests in Thomas Jefferson Apartments.

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

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Southern California	$54,515	$50,362
Northern California	25,708	18,985
Seattle Metro	16,403	14,310
Other Regions	3,361	3,193
Total property revenues	$99,987	$86,850

Net operating income:
Southern California	$37,028	$34,352
Northern California	16,919	12,609
Seattle Metro	10,681	8,855
Other Regions	1,654	1,237
Total net operating income	66,282	57,053

Depreciation and amortization	(25,612)	(19,898)
Interest expense	(20,235)	(17,946)
Amortization of deferred financing costs	(708)	(777)
General and administrative	(6,415)	(5,289)
Other expenses	-	-
Management and other fees from affiliates	1,268	1,872
Interest and other income	2,407	1,686
Equity income (loss) in co-investments	322	(368)
Minority interests	(1,198)	(1,231)
Income tax provision	-	(150)
Income before discontinued operations	$16,111	$14,952

The revenues, net operating income, and assets for each of the reportable operating segments are summarized as follows for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Southern California	$160,259	$147,591
Northern California	71,364	54,486
Seattle Metro	47,297	41,202
Other Regions	9,928	9,521
Total property revenues	$288,848	$252,800

Net operating income:
Southern California	$109,849	$100,441
Northern California	47,080	36,370
Seattle Metro	31,035	25,745
Other Regions	4,272	3,210
Total net operating income	192,236	165,766

Depreciation and amortization	(72,455)	(59,125)
Interest expense	(58,992)	(55,277)
Amortization of deferred financing costs	(2,063)	(1,970)
General and administrative	(18,519)	(15,168)
Other expenses	-	(1,770)
Management and other fees from affiliates	3,662	3,526
Interest and other income	7,454	4,728
Equity income (loss) in co-investments	2,767	(1,184)
Minority interests	(3,556)	(3,739)
Income tax provision	-	(325)
Income before discontinued operations	$50,534	$35,462

	September 30,	December 31,
	2007	2006
Assets:
Southern California	$1,341,567	$1,244,037
Northern California	827,572	565,405
Seattle Metro	351,345	317,848
Other Regions	78,988	76,882
Net rental properties	2,599,472	2,204,172
Real estate - held for sale, net	-	41,221
Real estate under development	182,455	103,487
Investments	70,787	60,451
Notes and other receivables	35,350	18,195
Other non-segment assets	66,336	58,314
Total assets	$2,954,400	$2,485,840

(8)  Net Income Per Common Unit
(Amounts in thousands, except per unit data)

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Weighted-	Per		Weighted-	Per
		average	Common		average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income before discontinued operations
available to common units	$11,241	27,652	$0.41	$10,602	25,424	$0.42
Income from discontinued operations	53	27,652	0.00	1,460	25,424	0.05
	11,294		$0.41	12,062		$0.47

Effect of Dilutive Securities (1)	-	391		-	721

Diluted:
Income before discontinued operations
available to common units	11,241	28,043	$0.40	10,602	26,144	$0.41
Income from discontinued operations	53	28,043	0.00	1,460	26,144	0.05
	$11,294		$0.40	$12,062		$0.46

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
		Common	Unit		Common	Unit
	Income	Units	Amount	Income	Units	Amount
Basic:
Income before discontinued operations
available to common units	$35,992	26,869	$1.34	$25,017	25,275	$0.99
Income from discontinued operations	25,594	26,869	0.95	22,459	25,275	0.89
	61,586		$2.29	47,476		$1.88

Effect of Dilutive Securities (1)	-	614		-	550

Diluted:
Income before discontinued operations
available to common units	35,992	27,482	$1.31	25,017	25,825	$0.97
Income from discontinued operations	25,594	27,482	0.93	22,459	25,825	0.87
	$61,586		$2.24	$47,476		$1.84

The Operating Partnership has the ability and intent to redeem DownREIT Limited Partnership units for cash and does not consider them to be common unit equivalents.

(1)
On or after November 1, 2020, the holders of the $225 million exchangeable notes may exchange, at the then applicable exchange rate, the notes for cash and, at Essex’s option, a portion of the notes may be exchanged for Essex common stock; the original exchange rate was $103.25 per share of Essex common stock.  The exchangeable notes will also be exchangeable prior to November 1, 2020, but only upon the occurrence of certain specified events.  During the nine months ended September 30, 2007 the weighted average common stock price exceeded the current strike price and therefore common stock issuable upon exchange of the exchangeable notes was included in the diluted share count.  The treasury method was used to determine the shares to be added to the denominator for the calculation of earnings per diluted unit.

Stock options of 45,004 and 0 for the three months ended September 30, 2007 and 2006, respectively, and 19,753 and 0 for the nine months ended September 30, 2007 and 2006, respectively, were not included in the diluted earnings per unit calculation because the exercise price of the options were greater than the average market price of the common units for the three and nine months ended and, therefore, were anti-dilutive.

The 5,980,000 shares of Series G cumulative convertible preferred stock have been excluded from diluted earnings per unit for the three and nine months ended September 30, 2007 as the effect was anti-dilutive.

(9)	Derivative Instruments and Hedging Activities

As of September 30, 2007 the Operating Partnership had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives increased $5.7 million during the nine months ended September 30, 2007 to a value of $3.4 million as of September 30, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the nine months ended September 30, 2007 and 2006.

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

As of December 31, 2006, City Heights Apartments, a 687-unit community located in Los Angeles was classified as held for sale, and during February 2007 the property was sold to a third-party for $120 million.  The Operating Partnership’s share of the proceeds from the sale totaled $33.9 million, resulting in a $13.7 million gain to the Operating Partnership, and an additional $10.3 million for fees from the City Heights joint venture partner are included in discontinued operations in the accompanying consolidated statements of operations.

In July 2007, the Operating Partnership sold the final 2 condominium units at the Peregrine Point property for a gain of $0.1 million net of taxes and expenses.  For the nine months ended September 30, 2007, the Operating Partnership sold 21 condominium units at the Peregrine Point property and recorded a gain of $1.0 million net of taxes and expenses.  The Operating Partnership started selling the units in the third quarter of 2006, and recorded the sale of 28 units and recorded a gain of $1.1 million net of taxes and expenses.  The Operating Partnership has recorded the gain on sale of condominiums and operations for Peregrine Point apartments as part of discontinued operations in the accompanying consolidated statements of operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Operating Partnership owned such assets, as described above.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Rental revenues	$-	$2,820	$1,355	$8,788
Interest and other income	-	14	290	21
Revenues	-	2,834	1,645	8,809
Property operating expenses	-	(1,046)	(535)	(3,329)
Interest expense	-	(579)	(416)	(1,736)
Depreciation and amortization	-	(768)	(41)	(2,307)
Minority interests	-	(151)	-	(469)
Expenses	-	(2,544)	(992)	(7,841)
Gain on sale of real estate	53	1,170	79,222	13,032
Equity income co-investments	-	-	-	238
Promote interest and fees	-	-	10,343	8,221
Minority interests - City Heights	-	-	(64,624)	-
Net gain on sale of real estate	53	1,170	24,941	21,491

Income from discontinued operations	$53	$1,460	$25,594	$22,459

(11)  Commitments and Contingencies

The Operating Partnership is subject to various lawsuits in the normal course of its business operations.  Such lawsuits are not expected to have a material adverse effect on the Operating Partnership’s financial condition, results of operations or cash flows.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Condensed Financial Statements and accompanying Notes thereto included elsewhere herein and with our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 and our Current Report on Form 10-Q for the quarter ended September 30, 2007.

The Operating Partnership acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the Untied States.  The Company is a self-administered and self-managed REIT that owns all of its interests in its real properties, directly or indirectly, through the Operating Partnership.  Our investment strategy has two components:  constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth.  Our strong financial condition supports our investment strategy by enhancing our ability to quickly shift our acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of September 30, 2007, we had ownership interests in 138 apartment communities, comprising 28,364 apartment units.  Our apartment communities are located in the following major West Coast regions:

Southern California (Ventura, Los Angeles, Santa Barbara, Orange, Riverside and San Diego counties)
Northern California (the San Francisco Bay Area)
SeattleMetro (Seattle metropolitan area)
Other Regions (Portland metropolitan area, and Houston, Texas)

As of September 30, 2007, we also had ownership interests in five commercial investments (with approximately 463,840 square feet), two recreational vehicle parks (comprising 338 spaces) and one manufactured housing community (containing 157 sites).

As of September 30, 2007, our consolidated development pipeline was comprised of three development projects and seven predevelopment projects and two land parcels held for future development aggregating 2,716 units, with total incurred costs of $182.4 million, and estimated remaining project costs of approximately $667.3 million for total estimated project costs of $849.7 million.

The Operating Partnership’s consolidated apartment communities are as follows:

	As of September 30, 2007		As of September 30, 2006
	Apartment Units	%	Apartment Units	%
Southern California	12,725	50%	12,118	51%
Northern California	6,361	25%	5,318	23%
Seattle Metro	5,005	20%	4,905	21%
Other Regions	1,177	5%	1,177	5%
Total	25,268	100%	23,518	100%

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “Quarterly Same-Properties” (stabilized properties consolidated by the Operating Partnership for the three months ended September 30, 2007 and 2006) decreased 70 basis points to 96.0% as of September 30, 2007 from 96.7% as of September 30, 2006 for the Quarterly Same-Properties.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue. Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions. Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents. We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to our calculation of financial occupancy.

The regional breakdown of the Operating Partnership’s Quarterly Same-Property portfolio for financial occupancy for the quarter ended September 30, 2007 and 2006 is as follows:

	Three months ended
	September 30,
	2007	2006
Southern California	95.6%	96.5%
Northern California	97.1%	97.3%
Seattle Metro	96.0%	97.2%
Other Regions	94.6%	94.9%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the Quarterly Same-Properties.

		Three Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
Same-Properties:
Southern California	56	$46,481	$44,834	$1,647	3.7%
Northern California	16	15,287	14,032	1,255	8.9
Seattle Metro	23	14,729	13,390	1,339	10.0
Other Regions	5	2,714	2,603	111	4.3
Total Same-Property revenues	100	79,211	74,859	4,352	5.8
Non-Same Property Revenues (1)		20,776	11,991	8,785	73.3
Total property revenues		$99,987	$86,850	$13,137	15.1%

(1) Includes properties acquired after July 1, 2006, ten redevelopment communities, three office buildings and one development community.

Quarterly Same-Property Revenues increased by $4.3 million or 5.8% to $79.2 million in the third quarter of 2007 from $74.9 million in the third quarter of 2006.   The increase in the third quarter of 2007 was primarily attributable to an increase in scheduled rents of $5.1 million or 7.0% compared to the third quarter of 2006.  Average monthly rental rates for Quarterly Same-Property communities were $1,302 per unit in the third quarter of 2007 compared to $1,218 per unit in the third quarter of 2006.  The decline in occupancy decreased revenues by $0.7 million of which $0.3 million was caused by vacancy created by units that were under renovation.  Delinquency and rent concessions increased $0.3 million and other income increased $0.2 million third quarter of 2007 compared to third quarter of 2006.

Quarterly Non-Same Property Revenues increased by $8.8 million or 73.3% to $20.8 million in the third quarter of 2007 from $12.0 million in the third quarter of 2006.  The increase was primarily due to twelve communities acquired since July 1, 2006.

Total Expenses increased $13.0 million or 17.6% to $86.7 million in the third quarter of 2007 from $73.7 million in the third quarter of 2006.  Property operating expenses increased by $3.9 million or 13.1% for the quarter, which is primarily due to the acquisition of twelve communities since July 1, 2006 and annual increases in property salaries and real estate taxes.  Depreciation expense increased by $5.7 million or 28.7% for the third quarter of 2007, due to the acquisition of twelve properties since July 2006 and recording depreciation expense for the River Oaks and Hollywood commercial buildings, which are predevelopment properties with short-term tenant leases.  Interest expense increased $2.3 million or 12.7% for the third quarter of 2007 due to an increase in funding of development and acquisitions on the Operating Partnership’s lines of credit and an increase of outstanding mortgage notes payable.  General and administrative costs increased $1.1 million primarily due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Operating Partnership of approximately $0.4 million, an increase in number of employees and annual increases in compensation.

Interest and other income increased by $0.7 million in the third quarter of 2007 due to an increase in lease income of $1.2 million resulting from the income generated from the River Oaks and Hollywood commercial buildings offset by a $0.5 million decrease in interest income.  During the third quarter of 2006, the Operating Partnership recorded $0.9 million in interest income on the cash balances resulting from the $145.9 million Series G preferred stock transaction.

Equity income (loss) in co-investments increased by $0.7 million during the third quarter of 2007 due primarily to the recording of $0.2 million of equity income from Fund II, and $0.2 million in preferred interest received from the Mountain Vista, LLC joint venture.   The Operating Partnership incurred a loss of $0.4 million in equity income (loss) in co-investments related to Fund II during the third quarter of 2006.

Income from discontinued operations for the third quarter of 2007 includes the net gain on sale of the final two condominiums at Peregrine Point of $0.1 million.  During the third quarter of 2006, the Operating Partnership sold the first 28 units and recorded a net gain of $1.2 million.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Our average financial occupancies for the Operating Partnership’s stabilized apartment communities or “2007/2006 Same-Properties” (stabilized properties consolidated by the Operating Partnership for the nine months ended September 30, 2007 and 2006) decreased 80 basis points to 95.8% as of September 30, 2007 from 96.6% as of September 30, 2006.

The regional breakdown of the Operating Partnership’s 2007/2006 Same-Property portfolio for financial occupancy for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended
	September 30,
	2007	2006
Southern California	95.6%	96.3%
Northern California	96.5%	97.4%
Seattle Metro	96.1%	97.1%
Other Regions	95.0%	95.7%

The following table illustrates a breakdown of these revenue amounts, including revenues attributable to the nine-month 2007/2006 Same-Properties.
		Nine Months Ended
	Number of	September 30,		Dollar	Percentage
	Properties	2007	2006	Change	Change
Property Revenues (dollars in thousands)
2007/2006 Same-Properties:
Southern California	56	$138,309	$131,604	$6,705	5.1%
Northern California	16	44,520	40,883	3,637	8.9
Seattle Metro	22	41,773	37,625	4,148	11.0
Other Regions	5	8,039	7,625	414	5.4
Total 2007/2006 Same-Property revenues	99	232,641	217,737	14,904	6.8
2007/2006 Non-Same Property Revenues (1)		56,207	35,063	21,144	60.3
Total property revenues		$288,848	$252,800	$36,048	14.3%

(1) Includes properties acquired after January 1, 2006, eleven redevelopment communities, three office buildings, and one development community.

2007/2006 Same-Property Revenues increased by $14.9 million or 6.8% to $232.6 million for the nine months ended September 30, 2007 from $217.8 million for the nine months ended September 30, 2006.   The increase was primarily attributable to an increase in scheduled rents of $16.7 million or 7.8% compared to 2006.  Average monthly rental rates for 2007/2006 Same-Property communities were $1,281 per unit for the nine months ended September 30, 2007 compared to $1,189 per unit for the nine months ended September 30, 2006.  The decline in occupancy decreased revenues by $2.4 million of which $0.7 million was caused by vacancy created by units that were under renovation.  Delinquency and rent concessions increased $0.6 million and other income increased $1.2 million for the nine months ended September 30, 2007compared to the nine months ended September 30, 2006.

2007/2006 Non-Same Property Revenues increased by $21.1 million or 60.3% to $56.2 million for the nine months ended September 30, 2007 from $35.1 million for the nine months ended September 30, 2006.  The increase was primarily due to twelve communities acquired since January 1, 2006.

Total Expenses increased $28.3 million or 12.8% to $248.6 million for the nine months ended September 30, 2007 from $220.3 million for the nine months ended September 30, 2006.  Property operating expenses increased by $9.6 million or 11.0% for the nine months ended September 30, 2007, which is primarily due to the acquisition of twelve communities and annual increases in property salaries and real estate taxes.  Depreciation expense increased by $13.3 million or 22.5% for the nine months ended September 30, 2007, due to the acquisition of twelve properties after January 1, 2006 and recording depreciation expense for the River Oaks and Hollywood commercial buildings, which are predevelopment properties with short-term tenant leases.  Interest expense increased $3.7 million or 6.7% due primarily to an increase of in interest expense of $2.3 million in the third quarter of 2007 due to an increase in funding of development and acquisitions on the Operating Partnership’s lines of credit and an increase of outstanding mortgage notes payable.  General and administrative costs increased $3.4 million primarily due to an increase in costs related to employees working on Fund II development and redevelopment projects that can not be capitalized by the Operating Partnership of approximately $1.1 million, and an increase in the number of employees and annual increases in compensation.

Other expenses of $1.8 million for the nine months ended September 30, 2006 relate to $1.0 million in pursuit costs related to the Operating Partnership’s attempt to acquire the Town & Country REIT in the first quarter of 2006, and an impairment charge recorded for $0.8 million resulting from a write-down of a property in Houston, Texas in the second quarter of 2006.

Interest and other income increased by $2.7 million for the nine months ended September 30, 2007 due primarily to an increase in lease income of $3.6 million resulting from the income generated from the River Oaks and Hollywood commercial buildings, and an increase of $1.1 million in interest income earned from the mezzanine/bridge loans, offset by a gain recorded in 2006 from sale of Town & Country stock. During the first quarter of 2006, the Operating Partnership recorded a non-recurring gain of $1.7 million related to the sale of Town & Country stock.

Equity income (loss) in co-investments increased by $4.0 million during the nine months ended September 30, 2007 due primarily to the recording of $2.0 million from the partial sale of the Operating Partnership’s interest in the Mountain Vista, LLC joint venture in the first quarter of 2007 and $0.3 million in preferred interest earned on this investment during the second and third quarters of 2007.  The increase in 2007 also relates to $0.4 million of equity income recorded from Fund I, and $0.1 million of equity income earned from its investment in Fund II.  The Operating Partnership incurred a loss of $1.2 million in equity income (loss) in co-investments related to Fund II during the nine months ended September 30, 2006. .

Income from discontinued operations for the nine months ended September 30, 2007 includes the sale of the City Heights joint venture property for a gain of $13.7 million, which is net of minority interest, and $10.3 million in fees, and the net gain on sale of 21 Peregrine Point condominiums for $1.0 million.  During the nine months ended September 30, 2006, income from discontinued operations included a gain of $8.8 million from the sale of the Vista Pointe joint venture property and $8.2 million in fees, a gain of $3.1 million on the sales of Vista Capri East, Casa Tierra, and Diamond Valley properties, and a gain of $1.1 million from the sale of the first 28 condominiums at Peregrine Point.

Liquidity and Capital Resources

Standard and Poor's (“S&P”) rating has issued a corporate credit rating of BBB/Stable for Essex Portfolio L.P. and Essex Property Trust, Inc.

At September 30, 2007, the Operating Partnership had $10.2 million of unrestricted cash and cash equivalents.  We believe that cash flows generated by our operations, existing cash balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of our reasonably anticipated cash needs during 2007.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect our plans for acquisitions, dispositions, development and redevelopment activities.

The Operating Partnership has a $200 million unsecured line of credit and, as of September 30, 2007, there was $58 million balance on the line at an average interest rate of 6.7% for the quarter. This facility matures in March 2009, with an option for a one-year extension.  The underlying interest rate on this line is based on a tiered rate structure tied to an S&P rating on the credit facility (currently BBB-) at LIBOR plus 0.8%.  The Operating Partnership also has a $100 million credit facility from Freddie Mac, which is secured by eight apartment communities which matures in January 2009.  As of September 30, 2007, the Operating Partnership had $100 million outstanding under this line of credit at an average interest rate of 5.9% for the quarter.  The underlying interest rate on this line is between 55 and 59 basis points over the Freddie Mac Reference Rate.  During March 2007, the Operating Partnership entered into an unsecured revolving line of credit for $10 million with a commercial bank with an initial maturity date of March 2008.  As of September 30, 2007 there was a $9.6 million balance on the revolving line of credit at an average interest rate of 5.4% for the quarter.  Borrowing under this revolving line of credit bears an interest rate at the bank’s Prime Rate less 2.0%.  The line is used to fund short-term working capital needs.  The Operating Partnership’s line of credit agreements contain debt covenants related to limitations on indebtedness and liabilities, maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization and maintenance of minimum tangible net worth.  Certain terms and covenants of the $200 million unsecured line of credit were amended during the third quarter of 2007.  The Operating Partnership was in compliance with the line of credit covenants as of September 30, 2007 and December 31, 2006.

During the first quarter of 2007, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity and debt securities as defined in the prospectus.

During the second quarter of 2007, the Company issued and sold approximately 170,500 shares of common stock for $21.8 million, net of fees and commissions, under its Controlled Equity Offering program. Under this program, the Company may from time to time sell shares of common stock into the existing trading market at current market prices.  The Operating Partnership used the net proceeds from such sales to primarily fund the development and redevelopment pipelines.  No sales of common stock occurred during the third quarter of 2007.

On May 3, 2007, the Company sold 1,500,000 shares of its common stock for proceeds of $191.9 million, net of underwriter fees and expenses.  The Operating Partnership used net proceeds from the common stock sales to reduce outstanding borrowings under the Operating Partnership’s lines of credit.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During the quarter the Company, on behalf of the Operating Partnership, repurchased and retired 12,600 shares of its common stock for approximately $1.4 million.

The Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock for gross proceeds of

$149.5 million during the third quarter of 2006.  The proceeds were contributed to the Operating Partnership in exchange for preferred equity in the Operating Partnership.  Holders may convert Series G Preferred Stock into shares of the Company’s common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  The conversion rate is currently .1834 shares of common stock per $25 per share liquidation preference.  On or after July 31, 2011, the Company may, under certain circumstances, cause some or all of the Series G Preferred Stock to be converted into shares of common stock at the then prevailing conversion rate.

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

As of September 30, 2007, our mortgage notes payable totaled $1.2 billion which consisted of $1.0 billion in fixed rate debt with interest rates varying from 4.86% to 8.18% and maturity dates ranging from 2008 to 2018 and $199.4 million of tax-exempt variable rate demand bonds with a weighted average interest rate of 4.8%. The tax-exempt variable rate demand bonds have maturity dates ranging from 2020 to 2039, and are subject to interest rate caps.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Operating Partnership primarily in short-term investment grade securities or is used by the Operating Partnership to reduce balances outstanding under its line of credit.

Derivative Activity

As of September 30, 2007 the Operating Partnership had entered into nine forward-starting interest rate swaps totaling a notional amount of $450 million with interest rates ranging from 4.9% to 5.9% and settlements dates ranging from April 2008 to October 2011.  These derivatives qualify for hedge accounting and will economically hedge the cash flows associated with the refinancing of debt that matures between April 2008 and October 2011.  The fair value of the derivatives increased $5.7 million during the nine months ended September 30, 2007 to a value of $3.4 million as of September 30, 2007, and the derivative asset was recorded in prepaid and other assets in the Operating Partnership’s consolidated financial statements.  The changes in the fair values of the derivatives are reflected in accumulated other comprehensive income (loss) in the Operating Partnership’s consolidated financial statements.  No hedge ineffectiveness on cash flow hedges was recognized during the quarter ended September 30, 2007 and 2006.

Development and Predevelopment Pipeline

The Operating Partnership defines development activities as new properties that are being constructed, or are newly constructed and, in the case of development communities, are in a phase of lease-up and have not yet reached stabilized operations; or, in the case of TRS development projects, have not yet been sold.  As of September 30, 2007, excluding development projects owned by Fund II, the Operating Partnership had three development projects comprised of 713 units for an estimated cost of $219.1 million, of which $131.8 million remains to be expended.

The Operating Partnership defines the predevelopment pipeline as new properties in negotiation or in the entitlement process with a high likelihood of becoming development activities.  As of September 30, 2007, the Operating Partnership had development communities aggregating 1,937 units that were classified as predevelopment projects.  The estimated total cost of the predevelopment pipeline at September 30, 2007 is $623.9 million, of which $535.5 million remains to be expended.  The Operating Partnership may also acquire land for future development purposes.   The Operating Partnership owns two land parcels held for future development aggregating 66 units as of September 30, 2007. The Operating Partnership has incurred $6.7 million to acquire entitlements as of September 30, 2007.

The Operating Partnership expects to fund the development pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment

The Operating Partnership defines redevelopment activities as existing properties owned or recently acquired, which have been targeted for additional investment by the Operating Partnership with the expectation of increased financial returns through property improvement.  The Operating Partnership’s redevelopment strategy strives to improve the financial and physical aspects of the Operating Partnership’s redevelopment apartment communities and to target a 10 percent return on the incremental renovation investment.  Many of the Operating Partnership’s properties are older and in excellent neighborhoods, providing lower density with large floor plans that represent attractive redevelopment opportunities.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of September 30, 2007, the Operating Partnership had thirteen major redevelopment communities aggregating 3,891 apartment units with estimated redevelopment costs of $133.7 million, of which approximately $82.6 million remains to be expended.  These amounts exclude redevelopment projects owned by Fund II.

Alternative Capital Sources

Fund II has eight institutional investors, including the Operating Partnership, with combined partner equity commitments of $265.9 million. The Operating Partnership has committed $75.0 million to Fund II, which represents a 28.2% interest as general partner and limited partner. Fund II utilizes leverage equal to approximately 60% of the estimated value of the underlying real estate.  Fund II invested in apartment communities in the Operating Partnership’s targeted West Coast markets and, as of September 30, 2007, owned 11 apartment communities and three development projects.  The Operating Partnership records revenue for its asset management, property management, development and redevelopment services when earned, and promote income if Fund II exceeds certain financial return benchmarks.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturation or due dates of our contractual obligations and other commitments at September 30, 2007, and the effect these obligations could have on our liquidity and cash flow in future periods:
		2008 and	2010 and
(In thousands)	2007	2009	2011	Thereafter	Total
Mortgage notes payable	$-	$141,852	$322,548	$768,881	$1,233,281
Exchangeable bonds	-	-	-	225,000	225,000
Lines of credit	-	167,571	-	-	167,571
Interest on indebtedness	23,477	128,671	67,859	212,433	432,440
Development commitments	45,550	86,250	-	-	131,800
Redevelopment commitments	13,195	69,386	-	-	82,581
Essex Apartment Value Fund II, L.P.
capital commitment	-	13,383	-	-	13,383
	$82,222	$607,113	$390,407	$1,206,314	$2,286,056

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

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Operating Partnership's expectations, hopes, intentions, beliefs and strategies regarding the future. Forward looking statements include statements regarding the anticipated total projected costs and investment returns of acquisition, redevelopment, and development projects, the anticipated timing of the completion and stabilization of development and redevelopment projects, the size and cost of the predevelopment pipeline, beliefs as to the adequacy of future cash flows to meet anticipated cash needs, and the anticipated performance of existing properties.

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
• occupancy rates and rents at a completed project may be less than anticipated; and
• expenses at a completed project may be higher than anticipated.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Hedging Activities

The Operating Partnership’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Operating Partnership primarily uses interest rate swaps as part of its cash flow hedging strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount.  As of September 30, 2007, we had entered into nine forward-starting swap contracts to mitigate the risk of changes in the interest-related cash outflows on forecasted issuance of long-term debt.  The forward-starting swaps are cash flow hedges of the variability in ten years of forecasted interest payments associated with the refinancing of the Operating Partnership’s long-term debt between 2008 and 2011. As of September 30, 2007, the Operating Partnership also had $366.9 million of variable rate indebtedness, of which $182.8 million is subject to interest rate cap protection.   All derivative instruments are designated as cash flow hedges, and the Operating Partnership does not have any fair value hedges as of September 30, 2007.

The following table summarizes the notional amount, carrying value, and estimated fair value of our derivative instruments used to hedge interest rates as of September 30, 2007.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks. The table also includes a sensitivity analysis to demonstrate the impact on our derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of September 30, 2007.
			Carrying and
	Notional	Maturity	Estimate Fair	+ 50	- 50
(Dollars in thousands)	Amount	Date Range	Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate forward-starting swaps	$450,000	2008-2011	$3,427	$18,106	$(12,384)
Interest rate caps	182,849	2008-2011	12	39	3
Total cash flow hedges	$632,849	2008-2011	$3,439	$18,145	$(12,381)

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

The Operating Partnership’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management believes that the carrying amounts of its LIBOR debt approximates fair value as of September 30, 2007 because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available to the Operating Partnership for similar instruments. Management has estimated that the fair value of the Operating Partnership’s $1.26 billion of fixed rate mortgage notes payable and exchangeable bonds at September 30, 2007 is approximately $1.32 billion based on the terms of existing mortgage notes payable compared to those available in the marketplace.

For the Years Ended	2008 (1)	2009	2010 (2)	2011 (3)	Thereafter		Total	Fair value

(In thousands)
Fixed rate debt	$112,070	24,036	155,279	153,808	813,734		$1,258,927	$1,323,978
Average interest rate	6.8%	7.2%	8.0%	6.3%	5.2%
Variable rate debt	$9,571	158,000	-	-	199,354	(4)	$366,925	$366,925
Average interest	5.4%	5.9%	-	-	4.8%

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

The table incorporates only those exposures that exist as of September 30, 2007; it does not consider those exposures or positions that could arise after that date. Thus, our ultimate realized gain or loss, with respect to interest rate fluctuations, would depend on the exposures that arise during the period, our hedging strategies at the time, and interest rates.

Item 4: Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Operating Partnership that is required to be included in our periodic filings with the Securities and Exchange Commission.  There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During September 2007, the Operating Partnership acquired the Thomas Jefferson apartments in Sunnyvale, California, by acquiring ownership interests in the two limited partnerships that collectively owned the property.  In connection with this acquisition, the limited partnerships were restructured to provide for limited partnership units, or DownREIT units, that are redeemable for cash or at the Operating Partnership's sole discretion, cash or shares of the common stock of the Company.

A total of 62,873 such units were issued.   The issuance of such units was pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
September 3, 2007 to September 28, 2007	12,600	$111.74	12,600	(1)

(1) As of September 30, 2007, there was $198.6 million available under the stock repurchase plan to repurchase additional shares.

In August 2007, the Company’s Board of Directors authorized a stock repurchase plan to allow the Company to acquire shares in an aggregate of up to $200 million.  The program supersedes the common stock repurchase plan that Essex announced on May 16, 2001.  During the quarter the Company, on behalf of the Operating Partnership, repurchased and retired 12,600 shares of its common stock for approximately $1.4 million

Item 6: Exhibits

A.	Exhibits

10.1	First Amendment to Fourth Amended and Restated Revolving Credit Agreement, dated as of September 28, 2007, among Essex Portfolio, L.P., Bank of America and other lenders as specified therein.

10.2
Agreement to Restructure Partnership Between Western-Mountain View II Investors, a California Limited Partnership and Essex Portfolio, L.P., a California Limited Partnership Agreement and Essex Property Trust, Inc., a Maryland Corporation and Essex Management Corporation, a California Corporation and General Partners of the Partnership.  (The related agreement to restructure the Western-San Jose IV Investors Limited Partnership, a California Limited Partnership, has basically the same terms as the exhibit and is not being filed, but will be furnished to the SEC upon request.)

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

Date: November 7, 2007

By:	/S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ BRYAN HUNT
Bryan Hunt
Vice President, Chief Accounting Officer