Form 10-K
period 2014-12-31
ESSEX PORTFOLIO LP; ESSEX PROPERTY TRUST INC
filed 2015-03-02
CIK 1053059, 920522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________ TO _____________
Commission file number:   1-13106 (Essex Property Trust, Inc.)
Commission file number:   333-44467-01 (Essex Portfolio, L.P.)

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
(Exact name of Registrant as Specified in its Charter)

Maryland (Essex Property Trust, Inc.) California (Essex Portfolio, L.P.)	77-0369576 (Essex Property Trust, Inc.) 77-0369575 (Essex Portfolio, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

925 East Meadow Drive
Palo Alto, California    94303
(Address of Principal Executive Offices including Zip Code)
(650) 494-3700
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001 par value (Essex Property Trust, Inc.)	New York Stock Exchange

7.125% Series H Cumulative Redeemable Preferred Stock (Essex Property Trust, Inc.)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Essex Property Trust, Inc. Yes ☒ No ☐	Essex Portfolio, L.P. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

Essex Property Trust, Inc. ☐	Essex Portfolio, L.P. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Essex Property Trust, Inc.:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Essex Portfolio, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Essex Property Trust, Inc. Yes ☐ No ☒	Essex Portfolio, L.P. Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of Essex Property Trust, Inc. was $11,430,740,862.  The aggregate market value was computed with reference to the closing price on the New York Stock Exchange on such date. Shares of common stock held by executive officers, directors and holders of more than ten percent of the outstanding common stock have been excluded from this calculation because such persons may be deemed to be affiliates. This exclusion does not reflect a determination that such persons are affiliates for any other purposes. There is no public trading market for the common units of Essex Portfolio, L.P. As a result, the aggregate market value of the common units held by non-affiliates of Essex Portfolio, L.P., cannot be determined.

As of February 24, 2015, 65,125,801 shares of common stock ($.0001 par value) of Essex Property Trust, Inc. were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of stockholders of Essex Property Trust, Inc. to be filed within 120 days of December 31, 2014.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Essex Property Trust, Inc. and Essex Portfolio, L.P. Unless stated otherwise or the context otherwise requires, references to “ESS” mean Essex Property Trust, Inc., a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”), and references to “EPLP” mean Essex Portfolio, L.P. (the “Operating Partnership”). Unless stated otherwise or the context otherwise requires, references to the “Company,” “Essex,” “we,” “us” or “our” mean collectively ESS, EPLP and those entities/subsidiaries owned or controlled by ESS and/or EPLP.  References to the “Operating Partnership” mean collectively EPLP and those entities/subsidiaries owned or controlled by EPLP.

ESS is the general partner of, and as of December 31, 2014 owned an approximate 96.7% ownership interest in EPLP.  The remaining 3.3% interest is owned by limited partners. As the sole general partner of EPLP, ESS has exclusive control of EPLP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and ESS contributes all net proceeds from its various equity offerings to the Operating Partnership. In return for those contributions, ESS receives a number of OP Units (see definition below) in the Operating Partnership equal to the number of shares of common stock it has issued in the equity offering.  Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in the Operating Partnership, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of EPLP's partnership agreement, OP Units can be exchanged for ESS common stock on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of the Operating Partnership issued to ESS and shares of common stock.

The Company believes that combining the reports on Form 10-K of ESS and EPLP into this single report provides the following benefits:

•	enhances investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the Company and the Operating Partnership as one business. The management of ESS consists of the same members as the management of EPLP.

All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and ESS has no material assets, other than its investment in EPLP. ESS's primary function is acting as the general partner of EPLP.  As general partner with control of the Operating Partnership, the Company consolidates the Operating Partnership for financial reporting purposes. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements.  ESS also issues equity from time to time and guarantees certain debt of EPLP, as disclosed in this report. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by the Company, which are contributed to the capital of the Operating Partnership in exchange for additional limited partnership interests in the Operating Partnership (“OP Units”) (on a one-for-one share of common stock per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

The Company believes it is important to understand the few differences between ESS and EPLP in the context of how ESS and EPLP operate as a consolidated company.  Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's consolidated financial statements and as noncontrolling interests in the Company's consolidated financial statements. The noncontrolling interests in the Operating Partnership's consolidated financial statements include the interests of unaffiliated partners in various consolidated partnerships and development joint venture partners. The noncontrolling interests in the Company's consolidated financial statements include (i) the same noncontrolling interests as presented in the Operating Partnership’s consolidated financial statements and (ii) limited partner OP Unit holders of the Operating Partnership. The differences between

iii

stockholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

To help investors understand the significant differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of shareholders' equity or partners' capital, earnings per share/unit; as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Company and the Operating Partnership, the separate sections in this report for the Company and the Operating Partnership specifically refer to the Company and the Operating Partnership. In the sections that combine disclosure of the Company and the Operating Partnership, this report refers to actions or holdings as being actions or holdings of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and joint ventures and holds assets and debt, reference to the Company is appropriate because the Company is one business and the Company operates that business through the Operating Partnership. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

iv

ESSEX PROPERTY TRUST, INC.
ESSEX PORTFOLIO, L.P.
2014 ANNUAL REPORT ON FORM 10-K

v

PART I
Forward Looking Statements

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the section, “Forward Looking Statements.”  Actual results could differ materially from those set forth in each forward-looking statement.  Certain factors that might cause such a difference are discussed in this report, including Item in 1A, Risk Factors of this Form 10-K.

Item 1. Business

OVERVIEW

Essex Property Trust, Inc. (“Essex” or the “Company”) is a Maryland corporation that operates as a self-administered and self-managed real estate investment trust (“REIT”).  The Company owns all of its interest in its real estate investments directly or indirectly through Essex Portfolio, L.P. (the “Operating Partnership” or “EPLP”).  The Company is the sole general partner of the Operating Partnership and as of December 31, 2014 owns a 96.7% general partnership interest.  In this report, the terms “Essex” or the “Company” also refer to Essex Property Trust, Inc., its Operating Partnership and those entities owned or controlled by the Operating Partnership.

The Company has elected to be treated as a REIT for federal income tax purposes, commencing with the year ended December 31, 1994 as the Company completed an initial public offering on June 13, 1994.  In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. All taxable REIT subsidiaries are consolidated by the Company.

The Company is engaged primarily in the ownership, operation, management, acquisition, development and redevelopment of predominantly apartment communities.  As of December 31, 2014, the Company owned or held an interest in 239 communities, aggregating 57,455 units, located along the West Coast, as well as four commercial buildings (totaling approximately 325,200 square feet), and twelve active development projects with 2,920 units in various stages of development (collectively, the “Portfolio”).

The Company’s website address is http://www.essex.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are available, free of charge, on its website as soon as practicable after the Company files the reports with the U.S. Securities and Exchange Commission (“SEC”).

BUSINESS STRATEGIES

The following is a discussion of the Company’s business strategies in regards to real estate investment and management.

Business Strategies

Research Driven Approach to Investments – The Company believes that successful real estate investment decisions and portfolio growth begin with extensive regional economic research and local market knowledge.  The Company continually assesses markets where the Company operates, as well as markets where the Company considers future investment opportunities by evaluating the following:

•	Focus on markets in major metropolitan areas that have regional population in excess of one million;

•
Constraints on new supply driven by: (i) low availability of developable land sites where competing housing could be economically built; (ii) political growth barriers, such as protected land, urban growth boundaries, and potential lengthy and expensive development permit processes; and (iii) natural limitations to development, such as mountains or waterways;

•	Rental demand is enhanced by affordability of rents relative to costs of for-sale housing; and

•	Housing demand that is based on job growth, proximity to jobs, high median incomes and the quality of life including related commuting factors.

Recognizing that all real estate markets are cyclical, the Company regularly evaluates the results of its regional economic, and local market research, and adjusts the geographic focus of its portfolio accordingly.  The Company seeks to increase its Portfolio allocation in markets projected to have the strongest local economies and to decrease such allocations in markets projected to have declining economic conditions.  Likewise, the Company also seeks to increase its Portfolio allocation in markets that have attractive property valuations and to decrease such allocations in markets that have inflated valuations and low relative yields.

Property Operations – The Company manages its communities by focusing on activities that may generate above-average rental growth, tenant retention/satisfaction and long-term asset appreciation.  The Company intends to achieve this by utilizing the strategies set forth below:

•	Property Management – Oversee delivery of and quality of the housing provided to our residents and manage the properties financial performance.

•	Capital Preservation –Asset Management is responsible for the planning, budgeting and completion of major capital improvement projects at the Company’s communities.

•
Business Planning and Control – Comprehensive business plans are implemented in conjunction with significant investment decisions.  These plans include benchmarks for future financial performance, based on collaborative discussions between on-site managers and senior management.

•
Development and Redevelopment – The Company focuses on acquiring and developing apartment communities in supply constrained markets, and redeveloping its existing communities to improve the financial and physical aspects of the Company’s communities.

CURRENT BUSINESS ACTIVITIES

Merger with BRE Properties, Inc.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend was payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the equity consideration.  After deducting the Special Dividend and the Cash Consideration per share, this resulted in a value of $48.67 per share of BRE common stock which is the equivalent of approximately $164 per share of Essex common stock issued.

Acquisitions of Real Estate

Acquisitions are an important component of the Company’s business plan, and during 2014, the Company and its co-investments acquired ownership interests in seven communities comprising of 2,578 units for $640.7 million.  The following is a summary of 2014 acquisitions ($ in millions):

			Essex Ownership			Purchase
Property Name	Location	Units	Percentage	Ownership	Quarter in 2014	Price
The Avery	Los Angeles, CA	121	100%	EPLP	Q1 2014	$35.0
Piedmont	Bellevue, WA	396	100%	EPLP	Q2 2014	76.8
Collins on Pine	Seattle, WA	76	100%	EPLP	Q2 2014	29.2
Paragon	Fremont, CA	301	100%	EPLP	Q3 2014	111.0
Apex	Milpitas, CA	366	100%	EPLP	Q3 2014	150.0
Ellington at Bellevue	Bellevue, WA	220	100%	EPLP	Q3 2014	58.7
Palm Valley (1)	San Jose, CA	1,098	50%	JV	Q4 2014	180.0
Total 2014		2,578				$640.7
 (1) The Palm Valley purchase price represents the Company's share of the property.

Dispositions of Real Estate

As part of its strategic plan to own quality real estate in supply-constrained markets, the Company continually evaluates all the communities and sells those which no longer meet its strategic criteria.  The Company may use the capital generated from the dispositions to invest in higher-return communities or other real estate investments, or repay unsecured and line of credit debts.  The Company believes that the sale of these communities will not have a material impact on its future results of operations or cash flows nor will their sale materially affect its ongoing operations.  Generally, the Company seeks to have any impact of earnings dilution resulting from these dispositions offset by the positive impact of its acquisitions, development and redevelopment activities.

During 2014, the Company sold four apartment communities, Vista Capri, Coldwater Canyon, Mt. Sutro, and Pinnacle Town Center for a total of $120.4 million, resulting in total gains of $43.6 million.

During 2014, Essex Apartment Value Fund II, L.P. (“Fund II”) sold Davey Glen for $23.8 million and Alderwood Park for $23.5 million. In connection with the sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.2 million. The total gains on the transactions in 2014 were $23.3 million, of which the Company’s share was $6.6 million.

Development Pipeline

The Company defines development projects as new communities that are in various stages of active development, or are in the process of leasing activities prior to stabilization.  As of December 31, 2014, the Company had two consolidated development projects and ten joint venture development projects comprised of 2,920 units for an estimated cost of $1.5 billion, of which $420.0 million remains to be expended.

The Company defines the predevelopment projects as proposed communities in negotiation or in the entitlement process with an expected high likelihood of becoming entitled development projects.  As of December 31, 2014, the Company had various consolidated predevelopment projects.  The Company may also acquire land for future development purposes or sale.

The following table sets forth information regarding the Company’s development pipeline ($ in millions):

				As of
				12/31/2014
		Essex		Incurred	Estimated
Development Pipeline	Location	Ownership%	Units	Project Cost	Project Cost(1)
Development Projects - Consolidated
MB 360	San Francisco, CA	100%	360	$226	$275
Radius	Redwood City, CA	100%	264	163	172
Total - Consolidated Development Projects			624	389	447
Development Projects - Joint Venture
Epic - Phase III	San Jose, CA	55%	200	64	97
The Dylan	West Hollywood, CA	50%	184	78	78
Mosso II	San Francisco, CA	55%	282	143	150
Park 20	San Mateo, CA	55%	197	74	77
One South Market	San Jose, CA	55%	312	120	145
The Village	Walnut Creek, CA	50%	49	60	89
Emme	Emeryville, CA	55%	190	62	62
Owens	Pleasanton, CA	55%	255	26	89
Hacienda	Pleasanton, CA	55%	251	16	86
Century Towers	San Jose, CA	50%	376	40	172
Total - Joint Venture Development Projects			2,296	683	1,045
Predevelopment Projects - Consolidated
Other Projects	various	100%	—	45	45
Total - Predevelopment Projects			—	45	45
Grand Total - Development and Predevelopment Pipeline			2,920	$1,117	$1,537

(1)	Includes incurred costs and estimated costs to complete these development projects. For predevelopment projects, only incurred costs are included in estimated costs.

Redevelopment Pipeline

The Company defines redevelopment pipeline as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2014, the Company had ownership interests in three redevelopment communities aggregating 963 apartment units with estimated redevelopment costs of $122.0 million, of which approximately $96.4 million remains to be expended.

Long Term Debt

During 2014, the Company repaid $24.1 million of principal outstanding on its secured mortgage debt at an average interest rate of 4.9%.

In April 2014, the Company issued $400 million of 3.875% senior unsecured notes that mature in May 2024. The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2014 until the maturity date in May 2024. The Company used the net proceeds of this offering to repay indebtedness under the Company’s $1.0 billion unsecured line of credit facility and for other general corporate purposes. The carrying value of the 2024 Notes, net of discount was $397.2 million as of December 31, 2014.

In April 2014, the Company, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together “BRE Notes”). The carrying value of the BRE Notes, net of premium, was $934.7 million as of December 31, 2014. Also, in connection with the Merger, the Company assumed approximately $711.3 million of secured debt with remaining loan terms ranging from one to seven years and a weighted average interest rate of 5.6%.

Bank Debt

As of December 31, 2014, Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rated Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

In January 2014, the Company increased the capacity of the unsecured line of credit facility from $600.0 million to $1.0 billion and included an accordion feature pursuant to which the Company could expand to $1.5 billion. This facility matures in December 2017 with one 18-month extension, exercisable at the Company's option. In January 2015, the facility maturity date was extended to December 31, 2018 with one 18-month extension, exercisable by the Company. The facility carries an interest rate based on its current credit ratings of LIBOR plus 0.95%.

In January 2014, the Company extended the $25.0 million working capital unsecured line of credit for two additional years and reduced the pricing which carries an interest rate based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.

In January 2014, the Company reduced the pricing on its $350.0 million unsecured term loan by 15 basis points to LIBOR plus 1.05%. In December 2014, the Company repaid $125.0 million outstanding on this term loan.

Equity Transactions

Essex issued approximately 23,067,446 shares of Essex common stock as Stock Consideration in the BRE merger. Excluding shares issued in connection with the BRE merger, during 2014, ESS issued 2,964,315 shares of common stock at an average share price of $181.56 for proceeds of $534.0 million, net of fees and commissions.  During the first quarter of 2015 through February 24, 2015, ESS has issued 636,021 shares of common stock at an average price of $224.76 for proceeds of $142.0 million, net of fees and commissions.  ESS contributed the net proceeds to the Operating Partnership and used the proceeds to fund external growth and for general corporate purposes.

Co-investments

The Company has entered into, and may continue in the future to enter into, joint ventures or partnerships (including limited liability companies) through which we own an indirect economic interest in less than 100% of the community or land owned directly by the joint venture or partnership. For each joint venture the Company holds a 50% to 55% non-controlling interest in the venture and will earn customary management fees and may earn development, asset property management fees and may also earn a promote interest.

The Company has also made, and may continue in the future to make, preferred equity investments in various multifamily development projects. The Company earns a preferred rate of return on these investments.

OFFICES AND EMPLOYEES

The Company is headquartered in Palo Alto, California, and has regional offices in Woodland Hills, California; Irvine, California; San Diego, California and Bellevue, Washington.  As of December 31, 2014, the Company had 1,725 employees.

INSURANCE

The Company purchases general liability and all risk property, including loss of rent, insurance coverage for each of its communities.  The Company also purchases limited earthquake, terrorism, environmental and flood insurance.  There are certain types of losses which may not be covered or could exceed coverage limits.  The insurance programs are subject to deductibles and self-insured retentions in varying amounts.  The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and all risk losses. As of December 31, 2014, PWI has cash and marketable securities of approximately $57.6 million, and is consolidated in the Company's financial statements.

All the communities are located in areas that are subject to earthquake activity.  The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability based on structural evaluations of seismic consultants.  The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. Since 2013, the Company accessed the commercial marketplace to purchase Earthquake insurance for certain properties.
In addition, the Company carries other types of insurance coverage related to a variety of risks and exposures, including cyber-attack.
Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance.  Further, we cannot assure you that the company will not incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

COMPETITION

There are numerous housing alternatives that compete with the Company’s communities in attracting residents.  These include other apartment communities, condominiums and single-family homes.  If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing housing, rental rates and occupancy may drop which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities.  Some competitors are larger and have greater financial resources than the Company.  This competition may result in increased costs of apartment communities the Company acquires and or develops.

WORKING CAPITAL

The Company believes that cash flows generated by its operations, existing cash and marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of its reasonably anticipated cash needs during 2015.

The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

ENVIRONMENTAL CONSIDERATIONS

See the discussion under the caption, “Risks Related to Real Estate Investments and Our Operations - The Company’s Portfolio may have environmental liabilities” in Item 1A, Risk Factors, for information concerning the potential effect of environmental regulations on its operations, which discussion under the caption “The Company’s Portfolio may have environmental liabilities” is incorporated by reference into this Item 1.

OTHER MATTERS

Certain Policies of the Company

The Company intends to continue to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company has in the past five years and may in the future (i) issue securities senior to its common stock, (ii) fund acquisition activities with borrowings under its line of credit and (iii) offer shares of common stock and/or units of limited partnership interest in the Operating Partnership or affiliated partnerships as partial consideration for property acquisitions. The Company from time to time acquires partnership interests in partnerships and joint ventures, either directly or indirectly through subsidiaries of the Company, when such entities’ underlying assets are real estate.

The Company invests primarily in apartment communities that are located in predominantly coastal markets within Southern California, the San Francisco Bay Area, and the Seattle metropolitan area. The Company currently intends to continue to invest in apartment communities in such regions.  However, these practices may be reviewed and modified periodically by management.

ITEM 1A: RISK FACTORS
For purposes of this section, the term “stockholders” means the holders of shares of Essex Property Trust, Inc.’s common stock and preferred stock. Set forth below are the risks that we believe are material to Essex Property Trust, Inc.’s stockholders and Essex Portfolio, L.P.’s unit holders. You should carefully consider the following factors in evaluating our company, our properties and our business.
Our business, operating results, cash flows and financial condition are subject to various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual operating results to vary materially from recent results or from our anticipated future results.
Risks Related to Real Investments and Our Operations
General real estate investment risks may adversely affect property income and values. Real estate investments are subject to a variety of risks. If the communities do not generate sufficient income to meet operating expenses, including debt service and capital expenditures, cash flow and the ability to make distributions to stockholders will be adversely affected. Income from the communities may be further adversely affected by, among other things, the following factors:

•	the general economic climate;

•	local economic conditions in which the communities are located, such as oversupply of housing or a reduction in demand for rental housing;

•	the attractiveness of the communities to tenants;

•	competition from other available housing;

•	rent control or stabilization laws or other laws regulating housing; and

•	the Company’s ability to provide for adequate maintenance and insurance.

As leases at the communities expire, tenants may enter into new leases on terms that are less favorable to the Company. Income and real estate values also may be adversely affected by such factors as applicable laws (e.g., the Americans with Disabilities Act of 1990 and tax laws). Real estate investments are relatively illiquid and, therefore, the Company’s ability to vary its portfolio promptly in response to changes in economic or other conditions may be quite limited.
Short-term leases expose us to the effects of declining market rents.  Substantially all of our apartment leases are for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.
The Company may not realize the expected benefits of its merger with BRE because of transition difficulties and other challenges. As a result of its merger with BRE Properties, Inc., the Company will face various additional risks, including, among others, the following:

•	the Company has incurred substantial expenses related to the merger;

•	the Company may be unable to integrate BRE successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe;

•	properties acquired pursuant to the merger are subject to property value reassessments by taxing authorities, which may in turn lead to property tax increases that are higher than anticipated;

•	the Company's future results will suffer if the Company does not effectively manage its expanded operations resulting from the merger; and

•
joint ventures entered into in connection with the merger could be adversely affected by the Company’s lack of sole decision-making authority, its reliance on its joint venture partner’s financial condition and disputes between the Company and its joint venture partner.

Any of these risks could adversely affect the Company's business and financial results.
We may pursue acquisitions, dispositions, investments and joint ventures, which could adversely affect our results of operations. We may make acquisitions of and investments in businesses that offer complementary properties and communities to augment our market coverage, or enhance our property offerings, such as our recent acquisition of BRE. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities, that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful. In addition, our original estimates and assumptions used in assessing any acquisition may be inaccurate, and we may not realize the expected financial or strategic benefits of any such acquisition. From time to time, we may also divest portions of our business that are no longer strategically important or exit minority investments, which could materially affect our FFO, cash flows and results of operations.
These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. There can be no assurance that all pre-acquisition property due diligence will have identified all material issues that might arise with respect to such acquired business and its properties.
Any acquisition may also cause us to assume liabilities and ongoing lawsuits, acquire goodwill and other non-amortizable intangible assets that will be subject to impairment testing and potential impairment charges, incur amortization expense related to certain intangible assets, increase our expenses and working capital requirements, and subject us to litigation, which would reduce our return on invested capital. In addition, if the businesses or properties that we acquire have a different pricing or cost structure than we do, such acquisitions may adversely affect our profitability and reduce our overall margin. Failure to manage and successfully integrate the acquisitions we make or to improve margins of the acquired businesses and products could materially harm our business, operating results and margins. Any dispositions we may make may also result in ongoing obligations to us following any such divestiture, for example as a result of any transition services or indemnities we agree to provide to the purchaser in any such transaction, which may result in additional expenses and may adversely affect our financial condition and results of operation.
Any future acquisitions we make may also require significant additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings and, in the case of equity or equity-linked financing, would be dilutive to our existing stockholders. We also assumed a significant amount of debt in connection with our acquisition of BRE, which is secured by the substantial majority of the properties acquired. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or other strategic transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations. All of the above factors apply to our acquisition of BRE.
National and regional economic environments can negatively impact the Company’s operating results. During the recent past, a confluence of factors has resulted in job losses, turmoil and volatility in the capital markets, and caused a national and global recession. The Company's forecast for the national economy assumes growth of the gross domestic product of the national economy and the economies of the west coast states. In the event of another recession, the Company could incur reductions in rental rates, occupancy levels, property valuations and increases in operating costs such as advertising and turnover expenses.
Inflation/Deflation may affect rental rates and operating expenses. Substantial inflationary or deflationary pressures could have a negative effect on rental rates and property operating expenses.
Acquisitions of communities may fail to meet expectations. The Company intends to continue to acquire apartment communities. However, there are risks that acquisitions will fail to meet the Company’s expectations. The Company’s estimates of future income, expenses and the costs of improvements or redevelopment that are necessary to allow the Company to market an acquired apartment community as originally intended may prove to be inaccurate. The Company expects to finance future acquisitions, in whole or in part, under various forms of secured or unsecured financing or through the issuance of partnership units by the Operating Partnership or related partnerships or additional equity by the Company. The use of equity financing, rather than debt, for future developments or acquisitions could dilute the interest of the Company’s existing stockholders. If the Company finances new acquisitions under existing lines of credit, there is a risk that, unless the Company obtains substitute financing, the Company may not be able to secure further lines of credit for new development or such lines of credit may be not available on advantageous terms.
Development and redevelopment activities may be delayed, not completed, and/or not achieve expected results. The Company pursues development and redevelopment projects and these projects generally require various governmental and other approvals, which have no assurance of being received. The Company’s development and redevelopment activities generally entail certain risks, including the following:

•	funds may be expended and management's time devoted to projects that may not be completed;

•	construction costs of a project may exceed original estimates possibly making the project economically unfeasible;

•	projects may be delayed due to, without limitation, adverse weather conditions, labor or material shortage;

•	occupancy rates and rents at a completed project may be less than anticipated; and

•	expenses at completed development projects may be higher than anticipated.

These risks may reduce the funds available for distribution to the Company’s stockholders. Further, the development and redevelopment of communities is also subject to the general risks associated with real estate investments. For further information regarding these risks, please see the risk factor titled “General real estate investment risks may adversely affect property income and values.”
The geographic concentration of the Company’s communities and fluctuations in local markets may adversely impact the Company’s financial condition and operating results. The Company generated significant amounts of rental revenues for the year ended December 31, 2014, from the Company’s communities concentrated in Southern California (Los Angeles, Orange, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area), and the Seattle metropolitan area. For the year ended December 31, 2014, 80% of the Company’s rental revenues were generated from communities located in California. This geographic concentration could present risks if local property market performance falls below expectations. The economic condition of these markets could adversely affect underlying asset values and the occupancy, property revenues, and expenses of the Company's communities. The financial results of major local employers also may impact the cash flow and value of certain of the communities. This could have a negative impact on the Company’s financial condition and operating results, which could affect the Company’s ability to pay expected dividends to its stockholders and the Operating Partnership’s ability to pay expected distributions to unit holders.
Our property taxes could increase due to reassessment or property tax rate changes. Real property taxes on our properties may increase as our properties are reassessed by taxing authorities or as property tax rates change. Thus, our real estate taxes in the State of Washington could increase as a result of property value reassessments or increased property tax rates in that state. A current California law commonly referred to as Proposition 13 generally limits annual real estate tax increases on California properties to 2% of assessed value. However, under Proposition 13, property tax reassessment generally occurs as a result of a “change in ownership” of a property, as specially defined for purposes of those rules. Because the property taxing authorities may not determine whether there has been a “change in ownership” or the actual reassessed value of a property for a period of time after a transaction has occurred, we may not know the impact of a potential reassessment for a considerable amount of time following a particular transaction. Therefore, the amount of property taxes we are required to pay could increase substantially from the property taxes we currently pay or have paid in the past, including on a retroactive basis. In addition, from time to time voters and lawmakers have announced initiatives to repeal or amend Proposition 13 to eliminate its application to commercial and industrial property and/or introduce split tax roll legislation. Such initiatives, if successful, would increase the assessed value and/or tax rates applicable to commercial property in California, including our apartment communities. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition and results of operations.
Competition in the apartment community market may adversely affect operations and the rental demand for the Company’s communities. There are numerous housing alternatives that compete with the Company’s communities in attracting residents. These include other apartment communities and single-family homes that are available for rent in the markets in which the communities are located. If the demand for the Company’s communities is reduced or if competitors develop and/or acquire competing apartment communities, rental rates may drop, which may have a material adverse effect on the Company’s financial condition and results of operations. The Company also faces competition from other real estate investment trusts, businesses and other entities in the acquisition, development and operation of apartment communities. This competition may result in an increase in costs and prices of apartment communities that the Company acquires and/or develops.
Bond compliance requirements may limit income from certain communities. At December 31, 2014, the Company had approximately $179.2 million of variable rate tax-exempt financing. This tax-exempt financing provides for certain deed restrictions and restrictive covenants. The Company expects to engage in tax-exempt financings in the future. The Code and rules and regulations thereunder impose various restrictions, conditions and requirements in order to allow the note holder to exclude interest on qualified bond obligations from gross income for federal income tax purposes. The Code also requires that at least 20% of apartment units be made available to residents with gross incomes that do not exceed a specified percentage, generally 50%, of the median income for the applicable family size as determined by the Housing and Urban Development Department of the federal government. Certain state and local authorities may impose additional rental restrictions. These restrictions may limit income from the tax-exempt financed communities if the Company is required to lower rental rates to attract residents who satisfy the median income test. If the Company does not reserve the required number of apartment homes for residents satisfying these income requirements, the tax-exempt status of the bonds may be terminated, the obligations under the bond documents may be accelerated and the Company may be subject to additional contractual liability.

Investments in mortgages and other real estate securities could affect the Company’s ability to make distributions to stockholders. The Company may invest in securities related to real estate, which could adversely affect the Company’s ability to make distributions to stockholders. The Company may purchase securities issued by entities which own real estate and invest in mortgages or unsecured debt obligations. These mortgages may be first, second or third mortgages that may or may not be insured or otherwise guaranteed. In general, investments in mortgages include the following risks:

•	that the value of mortgaged property may be less than the amounts owed, causing realized or unrealized losses;

•	the borrower may not pay indebtedness under the mortgage when due, requiring the Company to foreclose, and the amount recovered in connection with the foreclosure may be less than the amount owed;

•	that interest rates payable on the mortgages may be lower than the Company’s cost of funds; and

•	in the case of junior mortgages, that foreclosure of a senior mortgage could eliminate the junior mortgage.

If any of the above were to occur, it could adversely affect cash flows from operations and the Company’s ability to make expected dividends to stockholders and the Operating Partnership’s ability to make expected distributions to unit holders.
Compliance with laws benefiting disabled persons may require the Company to make significant unanticipated expenditures or impact the Company’s investment strategy. A number of federal, state and local laws (including the Americans with Disabilities Act) and regulations exist that may require modifications to existing buildings or restrict certain renovations by requiring improved access to such buildings by disabled persons and may require other structural features which add to the cost of buildings under construction. Legislation or regulations adopted in the future may impose further burdens or restrictions on the Company with respect to improved access by disabled persons. The costs of compliance with these laws and regulations may be substantial.
The Company’s Portfolio may have environmental liabilities. Under various federal, state and local environmental and public health laws, regulations and ordinances we have been from time to time, and may be required in the future, regardless of knowledge or responsibility, to investigate and remediate the effects of hazardous or toxic substances or petroleum product releases at our properties (including in some cases naturally occurring substances such as methane and radon gas) and may be held liable under these laws or common law to a governmental entity or to third parties for response costs, property damage, personal injury or natural resources damages and for investigation and remediation costs incurred as a result of the contamination resulting from such releases. While the Company is unaware of any such response action required or damage claims associated with its existing properties which individually or in aggregate would have a materially adverse effect on our business, assets, financial condition or results of operations, potential future costs and damage claims may be substantial and could exceed any insurance coverage we may or may not have for such events. Further, the presence of such substances, or the failure to properly remediate the contamination, may adversely affect our ability to borrow against, develop, sell or rent the affected property. In addition, some environmental laws create or allow a government agency to impose a lien on the contaminated site in favor of the government for damages and costs it incurs as a result of the contamination.
Certain environmental laws impose liability for release of asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of apartment communities for personal injury associated with ACMs. In connection with the ownership (direct or indirect), operation, management and development of our communities, the Company could be considered an owner or operator of such properties or as having arranged for the disposal or treatment of hazardous or toxic substances and, therefore, may be potentially liable for removal or remediation costs, as well as certain other costs, including governmental fines and costs related to injuries of persons and property.
Investments in real property create a potential for environmental liabilities on the part of the owner of such real property. The Company carries certain limited insurance coverage for this type of environmental risk as to its properties; however, such coverage is not fully available for all properties and, as to those properties for which limited coverage is fully available it may not apply to certain claims arising from known conditions present on those properties. In general, in connection with the ownership, operation, financing, management and development of its communities, the Company may be potentially liable for removal or clean-up costs, as well as certain other costs and environmental liabilities. The Company may also be subject to governmental fines and costs related to injuries to third persons and damage to their property.
Properties which we intend to acquire undergo a pre-acquisition Phase I environmental site assessment before acquisition intended to afford the Company protection against so-called “owner liability” under the primary federal environmental law, as well as further environmental assessment, which generally does not involve invasive techniques such as soil or ground water sampling except where conditions warranting such further assessment are identified and seller’s consent is obtained. While such assessments are conducted in accordance with applicable “appropriate inquiry" standards, no assurance can be given that all environmental conditions present will be discovered or that the full nature and extent of those conditions which are discovered will be adequately ascertained and quantified.

In connection with our ownership, operation and development of communities, from time to time we undertake remedial action in response to the presence of subsurface or other contaminants, including contaminants in soil, groundwater and soil vapor beneath or affecting our buildings. The Company does so under appropriate environmental regulatory requirements with the objective of obtaining regulatory closure or a no further action determination that will allow for future use, development and sale of any impacted community.
Mold growth may occur when excessive moisture accumulates in buildings or on building materials, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Although the occurrence of mold at multifamily and other structures, and the need to remediate such mold, is not a new phenomenon, there has been increased awareness in recent years that certain molds may in some instances lead to adverse health effects, including allergic or other reactions. The Company has adopted policies for promptly addressing and resolving reports of mold when it is detected, and to minimize any impact mold might have on residents of the property. The Company believes its mold policies and proactive response to address any known existence reduces its risk of loss from these cases; however, no assurance can be provided that the Company has identified and responded to all mold occurrences.
California has enacted legislation commonly referred to as "Proposition 65" requiring that "clear and reasonable" warnings be given to consumers who are exposed to chemicals known to the State of California to cause cancer or reproductive toxicity, including tobacco smoke. Although the Company has sought to comply with Proposition 65 requirements, the Company cannot assure you that the Company will not be adversely affected by litigation relating to Proposition 65.
Methane gas is a naturally-occurring gas that is commonly found below the surface in several areas, particularly in the Southern California coastal areas. Methane is a non-toxic gas, but can be flammable and can be explosive at sufficient concentrations when in confined spaces and exposed to an ignition source. Naturally-occurring, methane gas is regulated at the state and federal level as a greenhouse gas but is not otherwise regulated as a hazardous substance, however some local governments, such as the County of Los Angeles, have imposed requirements that new buildings install detection and/or venting systems in areas where naturally occurring methane gas is known to be located and can accumulate. Methane gas is also associated with certain industrial activities, such as former municipal waste landfills. Radon is also a naturally-occurring gas that is found below the surface. The Company cannot assure you that it will not be adversely affected by costs related to its compliance with methane or radon gas related requirements or litigation costs related to methane or radon gas.
We cannot assure you that costs or liabilities incurred as a result of environmental matters will not affect our ability to make distributions to stockholders, or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations; provided, however, the Company is unaware of any pending or threatened alleged claim resulting from such matters which would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Adverse changes in laws may affect the Company's liability relating to its properties and its operations. Increases in real estate taxes and income, service and transfer taxes cannot always be passed through to residents or users in the form of higher rents, and may adversely affect the Company's cash available for distribution and its ability to make distributions to its stockholders and pay amounts due on its debt. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which could have a material adverse effect on the Company and its ability to make distributions to its stockholders and pay amounts due on our debt. For example, the California statute known as "SB375" provides that, in order to reduce greenhouse emissions, there should be regional planning to coordinate housing needs with regional transportation. Such planning could lead to restrictions on property development that adversely affect the Company. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing, as well as any lawsuits against the Company arising from such rent control or other laws, may reduce rental revenues or increase operating costs.
Risks Related to Our Indebtedness and Financings
Capital and credit market conditions may affect the Company’s access to sources of capital and/or the cost of capital, which could negatively affect the Company’s business, results of operations, cash flows and financial condition. In periods when the capital and credit markets experience significant volatility, the amounts, sources and cost of capital available to the Company may be adversely affected. The Company’s current balance sheet, the debt capacity available on the unsecured line of credit with a diversified bank group, access to the public and private placement debt markets and secured debt financing providers such as Fannie Mae and Freddie Mac provides some insulation from volatile capital markets.

Historically, the Company has utilized borrowing from Fannie Mae and Freddie Mac. There are no assurances that these entities will lend to the Company in the future.  Beginning in 2011, the Company has primarily utilized unsecured debt and has repaid secured debt at or near their respective maturity and has placed less reliance on agency mortgage debt financing. The Administration and lawmakers have proposed potential options for the future of agency mortgage finance in the U.S. that could involve the phase out of Fannie Mae and Freddie Mac. While we believe Fannie Mae and Freddie Mac will continue to provide liquidity to our sector, should they discontinue doing so, have their mandates changed or reduced or be disbanded or reorganized by the government, it would reduce our access to debt capital and could adversely affect our ability to finance or refinance existing indebtedness at competitive rates and it may adversely affect our ability to sell assets. In general, to the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing without corresponding change to investment cap rates) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could adversely impact the Company's financial standing and related credit rating.
Debt financing has inherent risks. At December 31, 2014, the Company had approximately $5.1 billion of indebtedness (including $660.6 million of variable rate indebtedness, of which $225.0 million is subject to interest rate swaps effectively fixing the interest rate and $153.2 million is subject to interest rate cap protection). The Company is subject to the risks normally associated with debt financing, including the following:

•	cash flow may not be sufficient to meet required payments of principal and interest;

•	inability to refinance maturing indebtedness on encumbered apartment communities;

•	inability to comply with debt covenants could cause an acceleration of the maturity date; and

•	paying debt before the scheduled maturity date could result in prepayment penalties.

The Company may not be able to refinance its indebtedness. This indebtedness includes secured mortgages, and the communities subject to these mortgages could be foreclosed upon or otherwise transferred to the lender. This could cause the Company to lose income and asset value. The Company may be required to refinance the debt at higher interest rates or on terms that may not be as favorable as the terms of existing indebtedness.
Debt financing of communities may result in insufficient cash flow to service debt. Where appropriate, the Company intends to continue to use leverage to increase the rate of return on the Company’s investments and to provide for additional investments that the Company could not otherwise make. There is a risk that the cash flow from the communities will be insufficient to meet both debt payment obligations and the distribution requirements of the real estate investment trust provisions of the Internal Revenue Code of 1986, as amended (the “Code”). The Company may obtain additional debt financing in the future through mortgages on some or all of the communities. These mortgages may be recourse, non-recourse, or cross-collateralized.
Our ability to make payments on and to refinance our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, regional, financial, competitive, operating, legislative, regulatory, taxation and other factors, many of which are beyond our control.
As of December 31, 2014, the Company had 68 consolidated communities encumbered by debt. With respect to the 68 communities encumbered by debt, all of them are secured by deeds of trust relating solely to those communities. The holders of this indebtedness will have rights with respect to these communities and lenders may seek foreclosure of communities which would reduce the Company’s income and net asset value, and its ability to service other debt.
Rising interest rates may affect the Company’s costs of capital and financing activities and results of operation. Interest rates could increase, which could result in higher interest expense on the Company’s variable rate indebtedness or increase interest rates when refinancing maturing fixed rate debt. Prolonged interest rate increases could negatively impact the Company’s ability to make acquisitions and develop apartment communities with positive economic returns on investment and the Company’s ability to refinance existing borrowings.
Interest rate hedging arrangements may result in losses. Periodically, the Company has entered into agreements to reduce the risks associated with increases in interest rates, and may continue to do so. Although these agreements may partially protect against rising interest rates, they also may reduce the benefits to the Company if interest rates decline. If a hedging arrangement is not indexed to the same rate as the indebtedness that is hedged, the Company may be exposed to losses to the extent that the rate governing the indebtedness and the rate governing the hedging arrangement change independently of each other. Finally, nonperformance by the other party to the hedging arrangement may subject the Company to increased credit risks. In order to minimize counterparty credit risk, the Company enters into hedging arrangements only with financial institutions that have a current rating of A or higher.
A downgrade in the Company's investment grade credit rating could materially and adversely affect its business and financial condition. The Company plans to manage its operations to maintain its investment grade credit rating with a capital structure consistent with its current profile, but there can be no assurance that it will be able to maintain its current credit ratings. Any downgrades in terms of ratings or outlook by any of the rating agencies could have a material adverse impact on the Company’s cost and availability of capital, which could in turn have a material adverse impact on its financial condition, results of operations and liquidity.
Changes in the Company’s financing policy may lead to higher levels of indebtedness. The Company’s organizational documents do not limit the amount or percentage of indebtedness that may be incurred. The Company has adopted a policy of maintaining a limit on debt financing consistent with the existing covenants required to maintain the Company’s unsecured line of credit bank facility, unsecured debt and senior unsecured bonds. If the Company changed this policy, the Company could incur more debt, which could result in a default under the Company's existing indebtedness, thereby causing such indebtedness to become due and payable, and an increase in debt service requirements that could adversely affect the Company’s financial condition and results of operations. Such increased debt could exceed the underlying value of the communities.
Risks Related to Our Organization and Ownership of Essex’s Stock
The Company depends on its key personnel.  The Company’s success depends on its ability to attract and retain executive officers, senior officers and company managers. There is substantial competition for qualified personnel in the real estate industry and the loss of any of the Company’s key personnel could have an adverse effect on the Company.
The price per share of the Company’s stock may fluctuate significantly. The market price per share of the Company’s common stock may fluctuate significantly in response to many factors, including without limitation:

•	regional, national and global economic conditions;

•	actual or anticipated variations in the Company’s quarterly operating results or dividends;

•	changes in the Company’s funds from operations or earnings estimates;

•	issuances of common stock, preferred stock or convertible debt securities;

•	publication of research reports about the Company or the real estate industry;

•
the general reputation of real estate investment trusts and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate based companies);

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, that may lead prospective purchasers of the Company’s stock to demand a higher annual yield from dividends;

•	availability to capital markets and cost of capital;

•	a change in analyst ratings or the Company’s credit ratings;

•
terrorist activity may adversely affect the markets in which the Company’s securities trade, possibly increasing market volatility and causing erosion of business and consumer confidence and spending; and

•	natural disasters such as earthquakes.

Many of the factors listed above are beyond the Company’s control. These factors may cause the market price of shares of the Company’s common stock to decline, regardless of the Company’s financial condition, results of operations, or business prospects.
The Company’s future issuances of common stock, preferred stock or convertible debt securities could adversely affect the market price of the Company’s common stock. In order to finance the Company’s acquisition and development activities, the Company has issued and sold common stock, preferred stock and convertible debt securities. For example, during the years ended December 31, 2014 and 2013, the Company issued 3.0 million (excluding shares issued in connection with the BRE merger) and 0.9 million shares of common stock for $534.0 million and $138.4 million, net of fees and commissions, respectively. The Company may in the future sell further shares of common stock, including pursuant to its equity distribution programs with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Citigroup Global Markets Inc., Jefferies LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities (USA), Inc., and UBS Securities LLC ("UBS").
In 2014, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number of equity and debt securities as defined in the prospectus. Future sales of common stock, preferred stock or convertible debt securities may dilute stockholder ownership in the Company and could adversely affect the market price of the common stock.
The Company’s joint ventures and joint ownership of communities and partial interests in corporations and limited partnerships could limit the Company’s ability to control such communities and partial interests. Instead of purchasing and developing apartment communities directly, the Company has invested and may continue to invest in joint ventures. Joint venture partners often have shared control over the development and operation of the joint venture assets. Therefore, it is possible that a joint venture partner in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions or requests, or its policies or objectives. Consequently, a joint venture partners’ actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence over any joint venture to achieve its objectives, the Company may be unable to take action without its joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without its consent. A joint venture partner might fail to approve decisions that are in the Company’s best interest. Should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities. In some instances, the Company and the joint venture partner may each have the right to trigger a buy-sell arrangement, which could cause the Company to sell its interest, or acquire a partner’s interest, at a time when the Company otherwise would have not have initiated such a transaction.
From time to time, the Company, through the Operating Partnership, invests in corporations, limited partnerships, limited liability companies or other entities that have been formed for the purpose of acquiring, developing, financing, or managing real property. In certain circumstances, the Operating Partnership’s interest in a particular entity may be less than a majority of the outstanding voting interests of that entity. Therefore, the Operating Partnership’s ability to control the daily operations of such an entity may be limited. Furthermore, the Operating Partnership may not have the power to remove a majority of the board of directors (in the case of a corporation) or the general partner or partners (in the case of a limited partnership) of such an entity in the event that its operations conflict with the Operating Partnership’s objectives. The Operating Partnership may not be able to dispose of its interests in such an entity. In the event that such an entity becomes insolvent, the Operating Partnership may lose up to its entire investment in and any advances to the entity. The Company may also incur losses if any guarantees or indemnifications were made by the Company. The Company also owns properties indirectly under "downREIT" structures. The Company has, and in the future may, enter into transactions that could require the Company to pay the tax liabilities of partners, which contribute assets into downREITs, joint ventures or the Operating Partnership, in the event that certain taxable events, which are within the Company’s control, occur. Although the Company plans to hold the contributed assets or defer recognition of gain on sale pursuant to the like-kind exchange rules under Section 1031 of the Code, the Company can provide no assurance that the Company will be able to do so and if such tax liabilities were incurred they could have a material impact on its financial position.
The Company’s Chairman is involved in other real estate activities and investments, which may lead to conflicts of interest. The Company’s Chairman, George M. Marcus is not an employee of the Company, and is involved in other real estate activities and investments, which may lead to conflicts of interest. Mr. Marcus owns interests in various other real estate-related businesses and investments. He is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment and development firms.  Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI.  MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.
Mr. Marcus has agreed not to divulge any confidential or proprietary information that may be received by him in his capacity as Chairman of the Company to any of his affiliated companies and that he will absent himself from any and all resolutions by the Company's Board of Directors regarding any proposed acquisition and/or development of an apartment community where it appears that there may be a conflict of interest with any of his affiliated companies. Notwithstanding this agreement, Mr. Marcus and his affiliated entities may potentially compete with the Company in acquiring and/or developing apartment communities, which competition may be detrimental to the Company. In addition, due to such potential competition for real estate investments, Mr. Marcus and his affiliated entities may have a conflict of interest with the Company, which may be detrimental to the interests of the Company’s stockholders.
The influence of executive officers, directors and significant stockholders may be detrimental to holders of common stock. As of December 31, 2014, George M. Marcus, the Chairman of the Company’s Board of Directors, wholly or partially owned 1.6 million shares of common stock (including shares issuable upon exchange of limited partnership interests in the Operating Partnership and certain other partnerships, indirectly held common shares and assuming exercise of all vested options), respectively.  Mr. Marcus currently does not have majority control over the Company. However, he currently has, and likely will continue to have, significant influence with respect to the election of directors and approval or disapproval of significant corporate actions. Consequently, his influence could result in decisions that do not reflect the interests of all the Company’s stockholders.
Under the partnership agreement of the Operating Partnership, the consent of the holders of limited partnership interests is generally required for certain amendments of the agreement and for certain extraordinary actions. Through their ownership of limited partnership interests and their positions with the Company, the Company’s directors and executive officers, including Mr. Marcus, have substantial influence on the Company. Consequently, their influence could result in decisions that do not reflect the interests of all stockholders.
The voting rights of preferred stock may allow holders of preferred stock to impede actions that otherwise benefit holders of common stock. Essex currently has outstanding shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”). In general, the holders of the Company’s outstanding shares of Series H Preferred Stock do not have any voting rights. However, if full distributions are not made on outstanding Series H Preferred Stock for six quarterly distributions periods, the holders of Series H Preferred Stock, together with holders of other series of preferred stock upon which like voting rights have been conferred, will have the right to elect two additional directors to serve on Essex’s Board of Directors.
These voting rights continue until all distributions in arrears and distributions for the current quarterly period on the Series H Preferred Stock have been paid in full. At that time, the holders of the Series H Preferred Stock are divested of these voting rights, and the term of office of the directors so elected immediately terminates. While any shares of the Company’s Series H Preferred Stock are outstanding, the Company may not, without the consent of the holders of two-thirds of the outstanding shares of Series H Preferred Stock:

•
authorize or create any class or series of stock that ranks senior to the Series H Preferred Stock with respect to the payment of dividends, rights upon liquidation, dissolution or winding-up of the Company’s business; or

•
amend, alter or repeal the provisions of the Company’s Charter, including by merger or consolidation, that would materially and adversely affect the rights of the Series H Preferred Stock; provided that in the case of a merger or consolidation, so long as the Series H Preferred Stock remains outstanding with the terms thereof materially unchanged or the holders of shares of Series H Preferred Stock receive shares of stock or other equity securities with rights, preferences, privileges and voting powers substantially similar to that of the Series H Preferred Stock, the occurrence of such merger or consolidation shall not be deemed to materially and adversely affect the rights of the holders of the Series H Preferred Stock.

These voting rights of the holders of the Series H Preferred Stock and of other preferred stock may allow such holders to impede or veto actions that would otherwise benefit the holders of the Company’s common stock.
The indentures governing our notes contain restrictive covenants that limit our operating flexibility. The indentures that govern our publicly registered notes contain financial and operating covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	consummate a merger, consolidation or sale of all or substantially all of our assets; and

•	incur additional secured and unsecured indebtedness.

The instruments governing our other unsecured indebtedness require us to meet specified financial covenants, including covenants relating to net worth, fixed charge coverage, debt service coverage, the amounts of total indebtedness and secured indebtedness, leverage and certain investment limitations. These covenants may restrict our ability to expand or fully pursue our business strategies. Our ability to comply with these provisions and those contained in the indentures governing the notes, may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events adversely impacting us. The breach of any of these covenants, including those contained in our indentures, could result in a default under our indebtedness, which could cause those and other obligations to become due and payable. If any of our indebtedness is accelerated, we may not be able to repay it.
The Maryland business combination law may not allow certain transactions between the Company and its affiliates to proceed without compliance with such law. Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as any person (and certain affiliates of such person) who beneficially owns ten percent or more of the voting power of the then-outstanding voting stock. The law also requires a supermajority stockholder vote for such transactions. This means that the transaction must be approved by at least:

•	80% of the votes entitled to be cast by holders of outstanding voting shares; and

•	Two-thirds of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested stockholder with whom the business combination is to be effected.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. These voting provisions do not apply if the stockholders receive a minimum price, as defined under Maryland law. As permitted by the statute, the Board of Directors of the Company irrevocably has elected to exempt any business combination by the Company, George M. Marcus, who is the chairman of the Company, and MMC or any entity owned or controlled by Mr. Marcus and MMC. Consequently, the five-year prohibition and supermajority vote requirement described above will not apply to any business combination between the Company, Mr. Marcus, or MMC. As a result, the Company may in the future enter into business combinations with Mr. Marcus and MMC, without compliance with the supermajority vote requirements and other provisions of the Maryland Business Combination Act.
Anti-takeover provisions contained in the Operating Partnership agreement, charter, bylaws, and certain provisions of Maryland law could delay, defer or prevent a change in control. While the Company is the sole general partner of the Operating Partnership, and generally has full and exclusive responsibility and discretion in the management and control of the Operating Partnership, certain provisions of the Operating Partnership agreement place limitations on the Company’s ability to act with respect to the Operating Partnership. Such limitations could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s stock or otherwise be in the best interest of the stockholders or that could otherwise adversely affect the interest of the Company’s stockholders. The partnership agreement provides that if the limited partners own at least 5% of the outstanding units of partnership interest in the Operating Partnership, the Company cannot, without first obtaining the consent of a majority-in-interest of the limited partners in the Operating Partnership, transfer all or any portion of the Company’s general partner interest in the Operating Partnership to another entity. Such limitations on the Company’s ability to act may result in the Company’s being precluded from taking action that the Board of Directors believes is in the best interests of the Company’s stockholders.
The Company’s Charter authorizes the issuance of additional shares of common stock or preferred stock and the setting of the preferences, rights and other terms of such preferred stock without the approval of the holders of the common stock. The Company may establish one or more series of preferred stock that could delay, defer or prevent a transaction or a change in control. Such a transaction might involve a premium price for the Company’s stock or otherwise be in the best interests of the holders of common stock. Also, such a class of preferred stock could have dividend, voting or other rights that could adversely affect the interest of holders of common stock.
The Company’s Charter contains other provisions that may delay, defer or prevent a transaction or a change in control that might be in the best interest of the Company’s stockholders. The Charter contains ownership provisions limiting the transferability and ownership of shares of capital stock, which may have the effect of delaying, deferring or preventing a transaction or a change in control. For example, subject to receiving an exemption from the Board of Directors, potential acquirers may not purchase more than 6% in value of the stock (other than qualified pension trusts which can acquire 9.9%). This may discourage tender offers that may be attractive to the holders of common stock and limit the opportunity for stockholders to receive a premium for their shares of common stock.
The Maryland General Corporation Law restricts the voting rights of shares deemed to be “control shares.” Under the Maryland General Corporation Law, “control shares” are those which, when aggregated with any other shares held by the acquirer, entitle the acquirer to exercise voting power within specified ranges. Although the Bylaws exempt the Company from the control share provisions of the Maryland General Corporation Law, the Board of Directors may amend or eliminate the provisions of the Bylaws at any time in the future. Moreover, any such amendment or elimination of such provision of the Bylaws may result in the application of the control share provisions of the Maryland General Corporation Law not only to control shares which may be acquired in the future, but also to control shares previously acquired. If the provisions of the Bylaws are amended or eliminated, the control share provisions of the Maryland General Corporation Law could delay, defer or prevent a transaction or change in control that might involve a premium price for the stock or otherwise be in the best interests of the Company’s stockholders.
The Company’s Charter and bylaws also contain other provisions that may impede various actions by stockholders without approval of the Company’s board of directors, which in turn may delay, defer or prevent a transaction, including a change in control. Those provisions include:

•	directors may be removed, without cause, only upon a two-thirds vote of stockholders, and with cause, only upon a majority vote of stockholders;

•	the Company’s board can fix the number of directors and fill vacant directorships upon the vote of a majority of the directors;

•	stockholders must give advance notice to nominate directors or propose business for consideration at a stockholders’ meeting; and

•	for stockholders to call a special meeting, the meeting must be requested by not less than a majority of all the votes entitled to be cast at the meeting.

A breach of the Company’s privacy or information security systems could materially adversely affect the Company’s business and financial condition. The protection of customer, employee, and company data is critically important to the Company. Our business requires us, including some of our vendors, to use and store personally identifiable and other sensitive information of its customers and employees. The collection and use of personally identifiable information is governed by federal and state laws and regulations. Privacy and information security laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase the Company’s operating costs and adversely impact the Company’s ability to market the Company’s properties and services.
The security measures put in place by the Company, and such vendors, cannot provide absolute security, and the Company and our vendors' information technology infrastructure may be vulnerable to criminal cyber-attacks or data security incidents due to employee error, malfeasance, or other vulnerabilities.  Any such incident could compromise the Company’s or such vendors' networks, and the information stored by the Company or such vendors could be accessed, misused, publicly disclosed, corrupted, lost, or stolen, resulting in fraud, including wire fraud related to Company assets, or other harm.  Moreover, if a data security incident or breach affects the Company’s systems or such vendors' systems or results in the unauthorized release of personally identifiable information, the Company’s reputation and brand could be materially damaged and the Company may be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations, and financial condition.
In the third quarter of 2014, the Company discovered and reported that certain of its computer networks containing personal and proprietary information were compromised by a cyber-intrusion. Based on information from our forensic investigation, the Company has confirmed that evidence exists of exfiltration of data on Company systems. The precise nature of the data has not yet been identified, and the Company does not presently have any evidence that data belonging to the Company has been misused.
After detecting unusual activity, the Company took immediate steps to assess and contain the intrusion and secure its systems. The Company retained independent forensic computer experts to analyze the impacted data systems and is consulting with law enforcement. The investigation into this cyber-intrusion is ongoing, and the Company is working as quickly as possible to identify whether any employee or resident data may be at risk.  As a precaution, the Company has purchased identity protection services for all current residents and employees.
As described in Note 16, "Commitments and Contingencies", of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, on December 19, 2014, a punitive class action was filed against the Company in the U.S. District Court for the Northern District of California, entitled Foster v. Essex Property Trust, Inc. alleging that the Company failed to properly secure the personally-identifying information of its residents. At this point, the Company is unable to predict the developments in, outcome of, and/or economic and/or other consequences of such pending litigation or future litigation or predict the developments in, outcome of, and/or other consequences arising as a result of any potential government inquiries related to this matter.
The Company has recorded $1.6 million and $2.8 million in cyber-intrusion expenses in the fourth quarter and year ended December 31, 2014, respectively, including legal fees, investigative fees, costs of communications with the Company’s residents and employees, and identity protection services.  The Company expects to incur additional costs as investigation and remediation efforts continue.  Such costs are not currently estimable but could be material to the Company’s future operating results.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. In light of this recent network intrusion, we have dedicated additional Company resources to strengthening the security of the Company’s computer systems.  In the future, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures and/or to investigate and remediate any information security vulnerabilities.  Despite these steps, there can be no assurance that the Company will not suffer a similar data security incident in the future, that unauthorized parties will not gain access to sensitive data stored on the Company’s systems, or that any such incident will be discovered in a timely manner.  Further, the techniques used by criminals to obtain unauthorized access to sensitive data are often novel or change frequently; accordingly, the Company may be unable to anticipate these techniques or implement adequate preventative measures.
Employee theft or fraud could result in loss. Certain of our employees have access to, or signature authority with respect to, bank accounts or other company assets, which exposes us to the risk of fraud or theft. In addition, certain employees have access to key information technology (IT) infrastructure and to tenant and other information that is commercially valuable. Should any employee compromise our IT systems, or misappropriate tenant or other information, we could incur losses, including significant financial or reputational harm, from which full recovery cannot be assured. We also may not have insurance that covers any losses in full or that covers losses from particular criminal acts. As of December 31, 2014, potential liabilities for theft or fraud are not quantifiable and an estimate of possible loss cannot be made.
The Company may incur general uninsured losses. The Company purchases general liability and all risk property, including Loss of Rent, insurance coverage for each of its communities. The Company also purchases limited earthquake, terrorism, environmental and flood insurance. There are certain types of losses which may not be covered or could exceed coverage limits. The insurance programs are subject to deductibles and self-insured retentions in varying amounts. The Company utilizes a wholly owned insurance subsidiary, Pacific Western Insurance LLC ("PWI") to self-insure certain earthquake and all risk losses. As of December 31, 2014, PWI has cash and marketable securities of approximately $57.6 million, and is consolidated in the Company's financial statements.
All the communities are located in areas that are subject to earthquake activity. The Company evaluates its financial loss exposure to seismic events by using actuarial loss models developed by the insurance industry and property vulnerability based on structural evaluations of seismic consultants. The Company manages this exposure, where considered appropriate, desirable, and cost-effective, by upgrading properties to increase their resistance to forces caused by seismic events, by considering available funds and coverages provided by PWI and/or by purchasing seismic insurance. Since 2013, the Company accessed the commercial marketplace to purchase Earthquake insurance for certain high-density properties.

In addition, the Company carries other types of insurance coverage related to a variety of risks and exposures, including cyber-attack.

Based on market conditions, the Company may change or potentially eliminate insurance coverages, or increase levels of self-insurance. Further, we cannot assure you that the company will not incur losses, which could be material, due to uninsured risks, deductibles and self-insured retentions, and/or losses in excess of coverage limits.

Although the Company may carry insurance for potential losses associated with its communities, employees, residents, and compliance with applicable laws, it may still incur losses due to uninsured risks, deductibles, copayments or losses in excess of applicable insurance coverage and those losses may be material. In the event of a substantial loss, insurance coverage may not be able to cover the full replacement cost of the Company’s lost investment, or the insurance carrier may become insolvent and not be able to cover the full amount of the insured losses. Changes in building codes and ordinances, environmental considerations and other factors might also affect the Company’s ability to replace or renovate an apartment community after it has been damaged or destroyed.
Risk of accidental death due to fire, natural disasters or other hazards. The accidental death of persons living in our communities due to fire, natural disasters or other hazards could have a material adverse effect on our business and results of operations. Our insurance coverage may not cover all losses associated with such events, and we may experience difficulty marketing communities where such any such events have occurred, which could have a material adverse effect on our business and results of operations.
Any material weaknesses identified in the Company's internal control over financial reporting could have an adverse effect on the Company’s stock price. Section 404 of the Sarbanes-Oxley Act of 2002 requires the Company to evaluate and report on its internal control over financial reporting. If the Company identifies one or more material weaknesses in its internal control over financial reporting, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which in turn could have an adverse effect on the Company’s stock price.
Changes in the system for establishing U.S. accounting standards may materially and adversely affect our reported results of operations. Accounting for public companies in the United States has historically been conducted in accordance with generally accepted accounting principles as in effect in the United States (“GAAP”). GAAP is established by the Financial Accounting Standards Board (the “FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies. The International Accounting Standards Board (the “IASB”) is a London-based independent board established in 2001 and charged with the development of International Financial Reporting Standards (“IFRS”). IFRS generally reflects accounting practices that prevail in Europe and in developed nations around the world.
We are monitoring the SEC’s activity with respect to the proposed adoption of IFRS by United States public companies. It is unclear at this time how the SEC will propose that GAAP and IFRS be harmonized if the proposed change is adopted. In addition, switching to a new method of accounting and adopting IFRS would be a complex undertaking. We would potentially need to develop new systems and controls based on the principles of IFRS. Since these are new endeavors, and the precise requirements of the pronouncements ultimately to be adopted are not now known, the magnitude of costs associated with this conversion are uncertain.
We are currently evaluating the impact of the adoption of IFRS on our financial position and results of operations. Such evaluation cannot be completed, however, without more clarity regarding the specific IFRS standards that would potentially be adopted. Until there is more certainty with respect to the IFRS standards that could be adopted, prospective investors should consider that our conversion to IFRS could have a material adverse impact on our reported results of operations.
Tax Risks
There are various U.S. tax risks in connection with an investment in the Company and in Essex Portfolio, L.P. The Company has elected to be taxed as a REIT under the Code. The Company’s qualification as a REIT (i) requires it to satisfy numerous annual and quarterly requirements, including income tests and asset tests, established under highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations, and (ii) involves the determination of various factual matters and circumstances not entirely within the Company’s control. Although the Company intends that its current organization and method of operation enable it to qualify as a REIT, it cannot assure you that it so qualifies or that it will be able to remain so qualified in the future. Future legislation, new regulations, administrative interpretations or court decisions (any of which could have retroactive effect) could adversely affect the Company’s ability to qualify as a REIT or adversely affect the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at corporate rates, and the Company would not be allowed to deduct dividends paid to its stockholders in computing its taxable income. The Company would also be disqualified from treatment as a REIT for the four taxable years following the year in which the Company failed to qualify. The additional tax liability would reduce its net earnings available for investment or distribution to stockholders, and the Company would no longer be required to make distributions to its stockholders.

The Company has established several taxable REIT subsidiaries (“TRSs”). The TRSs must pay U.S. federal income tax on their taxable income. While the Company will attempt to ensure that its dealings with its TRSs do not adversely affect its REIT qualification, it cannot provide assurances that it will successfully achieve that result. Furthermore, the Company may be subject to a 100% penalty tax, or its TRSs may be denied deductions, to the extent dealings between the Company and its TRSs are not deemed to be arm’s length in nature. The Company intends that its dealings with its TRSs will be on an arm’s length basis. No assurances can be given, however, that the Internal Revenue Service will not challenge such dealings.

From time to time, the Company may transfer or otherwise dispose of some of its properties.  Under the Code, any gain resulting from transfers of properties that the Company holds as inventory or primarily for sale to customers in the ordinary course of business would be treated as income from a prohibited transaction subject to a 100% penalty tax. Since the Company acquires properties for investment purposes, it does not believe that its occasional transfers or disposals of property should be treated as prohibited transactions. However, whether property is held for investment purposes depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service may contend that certain transfers or disposals of properties by the Company are prohibited transactions. If the Internal Revenue Service were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, then the Company would be required to pay a 100% penalty tax on any gain allocable to it from the prohibited transaction, and the Company’s ability to retain proceeds from real property sales may be jeopardized. Income from a prohibited transaction might adversely affect the Company’s ability to satisfy the income tests for qualification as a REIT for U.S. federal income tax purposes. Therefore, no assurances can be given that the Company will be able to satisfy the income tests for qualification as a REIT if the Company transferred or disposed of property in a transaction treated as a prohibited transaction.

Dividends paid by REITs to U.S. stockholders that are individuals, trusts or estates are generally not eligible for the reduced tax rate applicable to qualified dividends received from non-REIT corporations (the maximum rate on qualified dividends is currently 23.8%). U.S. individual, trust or estate stockholders who receive dividends from a REIT that are not designated as capital gain dividends will be taxed on such dividends at ordinary income rates (at a current maximum rate of 43.4%). This may cause investors to view REIT investments to be less attractive than investments in non-REIT corporations, which in turn may adversely affect the value of stock in REITs, including the Company’s stock.

Non-U.S. investors that invest in the Company should be aware of the following U.S. federal income tax considerations in connection with such investment. First, distributions by the Company from its current and accumulated earnings and profits are subject to a 30% U.S. withholding tax in the hands of non-U.S. investors, unless the 30% may be reduced by an applicable income tax treaty. Such distributions may also be subject to a 30% withholding tax under the “Foreign Account Tax Compliance Act” (“FATCA”) unless a non-U.S. investor complies with certain requirements prescribed by FATCA. Second, distributions by the Company that are attributable to gains from dispositions of U.S. real property (“capital gain dividends”) will be treated as income that is effectively connected with a U.S. trade or business in the hands of a non-U.S. investor, such that a non-U.S. investor will have U.S. federal income tax payment and filing obligations with respect to capital gain dividends. Furthermore, capital gain dividends are subject to an additional 30% “branch profits tax” (which may be reduced by an applicable income tax treaty) in the hands of a non-U.S. investor that is a corporation. Third, any gain derived by a non-U.S. investor on a disposition of such investor’s stock in the Company will subject such investor to U.S. federal income tax payment and filing requirements if the Company were not treated as a domestically-controlled REIT. A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. The Company believes that it is a domestically-controlled REIT, but no assurances can be given in this regard. Even if the Company were not a domestically-controlled REIT, however, under a special exception non-U.S. investors should not have U.S. federal income tax payment and filing obligations on a disposition of their stock in the Company if (i) they did not own more than 5% of such stock at any time during the one-year period ending on the date of the disposition, and (ii) the Company’s stock continues to be regularly traded on an established securities market located in the United States. Non-U.S. investors should consult with their independent advisors as to the above U.S. tax considerations and other U.S. tax consequences of an investment in the Company’s stock, in light of their particular circumstances.

The Company believes that its operating partnership, Essex Portfolio, L.P., will continue to qualify to be treated as a partnership for U.S. federal income tax purposes. As a partnership, Essex Portfolio, L.P. is not subject to U.S. federal income tax on its income. Instead, each of its partners will be required to pay tax on such partner’s allocable share of the income of Essex Portfolio, L.P. No assurances can be given, however, that the Internal Revenue Service will not challenge Essex Portfolio, L.P.’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the Internal Revenue Service were successful in treating Essex Portfolio, L.P. as a corporation for U.S. federal income tax purposes, the Company could fail to meet the income tests and/or the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of Essex Portfolio, L.P. to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s Portfolio as of December 31, 2014 (including communities owned by unconsolidated joint ventures, but excluding communities underlying preferred equity investments) was comprised of 239 apartment communities (comprising 57,455 apartment units), of which 27,125 units are located in Southern California, 17,604 units are located in the San Francisco Bay Area, and 12,174 units are located in the Seattle metropolitan area.  The Company’s apartment communities accounted for 99.0% of the Company’s revenues for the year ended December 31, 2014.

Occupancy Rates

Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  When calculating actual rents for occupied units and market rents for vacant units, delinquencies and concessions are not taken into account.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual

rental rates pursuant to leases and vacant units valued at estimated market rents.   The Company believes that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.  Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates as disclosed by other REITs may not be comparable to the Company’s calculation of financial occupancy.  Market rates are determined using a variety of factors such as effective rental rates at the property based on recently signed leases and asking rates for comparable properties in the market.  The recently signed effective rates at the property are used as the starting point in the determination of the market rates of vacant units.  The Company then increases or decreases these rates based on the supply and demand in the apartment community’s market.  The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market.

For communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While a community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

Communities

The Company’s communities are primarily suburban garden-style communities and town homes comprising multiple clusters of two and three-story buildings situated on three to fifteen acres of land.  As of December 31, 2014, the Company’s communities include 163 garden-style, 72 mid-rise, and 4 high-rise communities.  The communities have an average of approximately 240 units, with a mix of studio, one, two and some three-bedroom units.  A wide variety of amenities are available at the Company’s communities, including covered parking, fireplaces, swimming pools, clubhouses with fitness facilities, volleyball and playground areas and tennis courts.

The Company hires, trains and supervises on-site service and maintenance personnel.  The Company believes that the following primary factors enhance the Company’s ability to retain tenants:

•	located near employment centers;

•	attractive communities that are well maintained; and

•	proactive customer service.

Commercial Buildings

The Company’s corporate headquarters is located in two office buildings with approximately 39,600 square feet located at 925/935 East Meadow Drive, Palo Alto, California.   The Company owns an office building with approximately 107,720 square feet located in Irvine, California, of which the Company occupies approximately 5,000 square feet at December 31, 2014.  The Company owns Essex-Hollywood, a 34,000 square foot commercial building and a 138,915 square foot retail site in Santa Clara, California as future development sites that are currently 100% leased.

The following tables describe the Company’s operating portfolio as of December 31, 2014. The first table describes the Company’s communities and the second table describes the Company’s other real estate assets.   (See Note 7 of the Company’s consolidated financial statements for more information about the Company’s secured mortgage debt and Schedule III for a list of secured mortgage loans related to the Company’s Portfolio.)

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Southern California
Alpine Village	Alpine, CA	301	254,400	1971	2002	97%
Anavia	Anaheim, CA	250	312,343	2009	2010	96%
Barkley, The (3)(4)	Anaheim, CA	161	139,800	1984	2000	97%
Park Viridian	Anaheim, CA	320	254,600	2008	2014	96%
Bonita Cedars	Bonita, CA	120	120,800	1983	2002	97%
Camarillo Oaks	Camarillo, CA	564	459,000	1985	1996	96%
Camino Ruiz Square	Camarillo, CA	160	105,448	1990	2006	97%

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Enclave at Town Square (34)	Chino Hills, CA	124	89,948	1987	2014	97%
The Heights I & II (34)	Chino Hills, CA	332	324,370	2004	2014	96%
The Summit (5)	Chino Hills, CA	125	98,420	1989	2014	96%
Pinnacle at Otay Ranch	Chula Vista, CA	364	384,192	2001	2014	95%
Mesa Village	Clairemont, CA	133	43,600	1963	2002	97%
Villa Siena	Costa Mesa, CA	272	262,842	1974	2014	96%
Emerald Pointe	Diamond Bar, CA	160	134,816	1989	2014	96%
Regency at Encino	Encino, CA	75	78,487	1989	2009	96%
The Havens (34)	Fountain Valley, CA	440	414,040	1969	2014	96%
Valley Park	Fountain Valley, CA	160	169,700	1969	2001	98%
Capri at Sunny Hills (4)	Fullerton, CA	100	128,100	1961	2001	97%
Haver Hill (5)	Fullerton, CA	264	224,130	1973	2012	96%
Pinnacle at Fullerton	Fullerton, CA	192	174,336	2004	2014	96%
Wilshire Promenade	Fullerton, CA	149	128,000	1992	1997	96%
Montejo (4)	Garden Grove, CA	124	103,200	1974	2001	97%
CBC Apartments	Goleta, CA	148	91,538	1962	2006	97%
The Sweeps	Goleta, CA	91	88,370	1967	2006	97%
416 on Broadway	Glendale, CA	115	126,782	2009	2010	97%
Hampton Court	Glendale, CA	83	71,500	1974	1999	95%
Hampton Place	Glendale, CA	132	141,500	1970	1999	95%
Devonshire	Hemet, CA	276	207,200	1988	2002	96%
Jefferson at Hollywood	Hollywood, CA	270	238,119	2010	2014	94%
Huntington Breakers	Huntington Beach, CA	342	241,700	1984	1997	94%
The Huntington	Huntington Beach, CA	276	202,256	1975	2012	97%
Axis 2300	Irvine, CA	115	170,714	2010	2010	95%
Hillsborough Park	La Habra, CA	235	215,500	1999	1999	97%
Village Green	La Habra, CA	272	175,762	1971	2014	96%
The Palms at Laguna Niguel	Laguna Niguel, CA	460	362,136	1988	2014	96%
Trabuco Villas	Lake Forest, CA	132	131,000	1985	1997	98%
Madrid Apartments (6)	Mission Viejo, CA	230	228,099	2000	2012	97%
Marbrisa	Long Beach, CA	202	122,800	1987	2002	96%
Pathways	Long Beach, CA	296	197,700	1975 (7)	1991	96%
5600 Wilshire	Los Angeles, CA	284	243,910	2008	2014	95%
Alessio	Los Angeles, CA	624	552,716	2001	2014	95%
The Avery (4)	Los Angeles, CA	121	129,393	2014	2014	73%
Belmont Station	Los Angeles, CA	275	225,000	2008	2008	97%
Bellerive	Los Angeles, CA	63	79,296	2011	2011	97%
Bunker Hill	Los Angeles, CA	456	346,600	1968	1998	92%
Catalina Gardens	Los Angeles, CA	128	117,585	1987	2014	97%
Cochran Apartments	Los Angeles, CA	58	51,400	1989	1998	97%
Kings Road	Los Angeles, CA	196	132,100	1979	1997	95%
Gas Company Lofts (5)	Los Angeles, CA	251	226,666	2004	2013	96%
Marbella, The	Los Angeles, CA	60	50,108	1991	2005	97%
Pacific Electric Lofts (6)	Los Angeles, CA	314	277,980	2006	2012	94%

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Park Catalina	Los Angeles, CA	90	72,864	2002	2012	96%
Park Place	Los Angeles, CA	60	48,000	1988	1997	97%
Regency Palm Court (5)	Los Angeles, CA	116	54,844	1987	2014	96%
Santee Court	Los Angeles, CA	165	132,040	2004	2010	97%
Santee Village	Los Angeles, CA	73	69,817	2011	2011	97%
Tiffany Court	Los Angeles, CA	101	74,538	1987	2014	98%
Wilshire La Brea	Los Angeles, CA	478	354,972	2014	2014	65%
Windsor Court (5)	Los Angeles, CA	95	51,266	1987	2014	96%
Windsor Court	Los Angeles, CA	58	46,600	1988	1997	97%
Aqua at Marina Del Rey	Marina Del Rey, CA	500	479,312	2001	2014	95%
Marina City Club (8)	Marina Del Rey, CA	101	127,200	1971	2004	97%
Mirabella	Marina Del Rey, CA	188	176,800	2000	2000	97%
Mira Monte	Mira Mesa, CA	355	262,600	1982	2002	96%
Hillcrest Park	Newbury Park, CA	608	521,900	1973	1998	96%
Fairways (9)	Newport Beach, CA	74	107,100	1972	1999	95%
Muse	North Hollywood, CA	152	135,292	2011	2011	97%
Candlewood North	Northridge, CA	189	166,910	1964	2014	97%
Canyon Creek (34)	Northridge, CA	200	148,150	1986	2014	95%
Country Villas	Oceanside, CA	180	179,700	1976	2002	96%
Mission Hills	Oceanside, CA	282	244,000	1984	2005	97%
Renaissance at Uptown Orange	Orange, CA	460	432,836	2007	2014	96%
Mariners Place	Oxnard, CA	105	77,200	1987	2000	98%
Monterey Villas	Oxnard, CA	122	122,100	1974	1997	96%
Tierra Vista	Oxnard, CA	404	387,100	2001	2001	96%
Arbors Parc Rose (6)	Oxnard, CA	373	503,196	2001	2011	95%
Monterra del Mar	Pasadena, CA	123	74,400	1972	1997	92%
Monterra del Rey	Pasadena, CA	84	73,100	1972	1999	92%
Monterra del Sol	Pasadena, CA	85	69,200	1972	1999	92%
Stuart at Sierra Madre Villa	Pasadena, CA	188	168,630	2007	2014	95%
Villa Angelina	Placentia, CA	256	217,600	1970	2001	96%
Fountain Park	Playa Vista, CA	705	608,900	2002	2004	97%
Highridge (4)	Rancho Palos Verdes, CA	255	290,200	1972 (10)	1997	95%
Cortesia at Rancho Santa Margarita	Rancho Santa Margarita, CA	308	277,580	1999	2014	95%
Pinnacle at Talega	San Clemente, CA	362	355,764	2002	2014	96%
Allure at Scripps Ranch	San Diego, CA	194	207,052	2002	2014	97%
Bernardo Crest	San Diego, CA	216	205,548	1988	2014	97%
Cambridge Park	San Diego, CA	320	317,958	1998	2014	96%
Carmel Creek	San Diego, CA	348	384,216	2000	2014	96%
Carmel Landing	San Diego, CA	356	283,426	1989	2014	96%
Carmel Summit	San Diego, CA	246	225,880	1989	2014	97%
CentrePointe	San Diego, CA	224	126,700	1974 (11)	1997	94%
Domain	San Diego, CA	379	345,044	2013	2013	93%
Esplanade (34)	San Diego, CA	616	479,600	1986	2014	96%
Montanosa	San Diego, CA	472	414,968	1990	2014	96%

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Summit Park	San Diego, CA	300	229,400	1972	2002	96%
Essex Skyline at MacArthur Place (12)	Santa Ana, CA	349	512,791	2008	2012	96%
Fairhaven (4)	Santa Ana, CA	164	135,700	1970	2001	97%
Parkside Court (34)	Santa Ana, CA	210	152,400	1986	2014	96%
Hope Ranch Collection	Santa Barbara, CA	108	126,700	1965&73	2007	98%
Bridgeport Coast (35)	Santa Clarita, CA	188	168,198	2006	2014	95%
Hidden Valley (13)	Simi Valley, CA	324	310,900	2004	2004	97%
Meadowood	Simi Valley, CA	320	264,500	1986	1996	96%
Pinnacle at MacArthur Place	South Coast Metro, CA	253	262,867	2002	2014	97%
Shadow Point	Spring Valley, CA	172	131,200	1983	2002	96%
The Fairways at Westridge (35)	Valencia, CA	234	223,330	2004	2014	96%
Vistas of West Hills (35)	Valencia, CA	220	221,119	2009	2014	96%
Allegro	Valley Village, CA	97	127,812	2010	2010	96%
Lofts at Pinehurst, The	Ventura, CA	118	71,100	1971	1997	98%
Pinehurst (14)	Ventura, CA	28	21,200	1973	2004	97%
Woodside Village	Ventura, CA	145	136,500	1987	2004	97%
Walnut Heights	Walnut, CA	163	146,700	1964	2003	97%
The Huxley (29)	West Hollywood, CA	187	154,776	2014	2014	67%
Reveal (6)	Woodland Hills, CA	438	414,892	2010	2011	95%
Avondale at Warner Center	Woodland Hills, CA	446	331,000	1970 (15)	1997	97%
		27,125	24,095,190			95%
Northern California
Belmont Terrace	Belmont, CA	71	72,951	1974	2006	95%
Fourth & U	Berkeley, CA	171	146,255	2010	2010	96%
The Commons	Campbell, CA	264	153,168	1973	2010	96%
The Pointe at Cupertino (17)	Cupertino, CA	116	135,200	1963	1998	94%
Connolly Station (36)	Dublin, CA	309	286,348	2014	2014	93%
Avenue 64	Emeryville, CA	224	196,896	2007	2014	95%
Foster's Landing	Foster City, CA	490	415,130	1987	2014	95%
Stevenson Place	Fremont, CA	200	146,200	1971	1983	97%
Mission Peaks	Fremont, CA	453	404,034	1995	2014	96%
Mission Peaks II	Fremont, CA	336	294,720	1989	2014	96%
Paragon Apartments	Fremont, CA	301	267,047	2013	2014	97%
Boulevard	Fremont, CA	172	131,200	1978 (18)	1996	97%
Briarwood (6)	Fremont, CA	160	111,160	1978	2011	96%
The Woods (6)	Fremont, CA	160	105,280	1978	2011	96%
City Centre (35)	Hayward, CA	192	175,420	2000	2014	97%
City View	Hayward, CA	572	462,400	1975 (19)	1998	97%
Lafayette Highlands	Lafayette, CA	150	151,790	1973	2014	96%
Sharon Green	Menlo Park, CA	296	328,024	1970	2014	95%
Apex	Milpitas, CA	366	350,961	2014	2014	96%
Regency at Mountain View (5)	Mountain View, CA	142	127,600	1970	2013	95%
Bridgeport	Newark, CA	184	139,000	1987 (20)	1987	97%
The Landing Jack London Sq	Oakland, CA	282	257,796	2001	2014	95%
The Grand	Oakland, CA	243	205,026	2009	2009	97%

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
San Marcos	Richmond, CA	432	407,600	2003	2003	97%
Bennett Lofts	San Francisco, CA	165	184,713	2004	2012	86%
Fox Plaza	San Francisco, CA	443	230,017	1968	2013	95%
Mosso I	San Francisco, CA	181	223,222	2014	2014	32%
Park West	San Francisco, CA	126	90,060	1958	2012	94%
101 San Fernando	San Jose, CA	323	296,078	2001	2010	97%
Bella Villagio	San Jose, CA	231	227,511	2004	2010	97%
Epic - Phase I & II (21)	San Jose, CA	569	472,236	2013	2013	86%
Esplanade	San Jose, CA	278	279,000	2002	2004	96%
Fountains at River Oaks	San Jose, CA	226	209,954	1990	2014	96%
Museum Park	San Jose, CA	117	121,329	2002	2014	96%
Palm Valley (29)	San Jose, CA	1,098	1,132,284	2008	2014	97%
The Carlyle	San Jose, CA	132	129,200	2000	2000	97%
The Waterford	San Jose, CA	238	219,600	2000	2000	97%
Willow Lake	San Jose, CA	508	471,744	1989	2012	95%
Lakeshore Landing	San Mateo, CA	308	223,972	1988	2014	95%
Hillsdale Garden	San Mateo, CA	697	611,505	1948	2006	97%
Deer Valley	San Rafael, CA	171	167,238	1996	2014	97%
Bel Air	San Ramon, CA	462	391,000	1988	1995	96%
Canyon Oaks	San Ramon, CA	250	237,894	2005	2007	97%
Crow Canyon	San Ramon, CA	400	337,064	1992	2014	96%
Foothill/Twins Creeks	San Ramon, CA	132	155,100	1985	1997	95%
Mill Creek at Windermere	San Ramon, CA	400	381,060	2005	2007	97%
Twin Creeks/Foothill	San Ramon, CA	44	51,700	1985	1997	95%
1000 Kiely	Santa Clara, CA	121	128,486	1971	2011	96%
Le Parc	Santa Clara, CA	140	113,200	1975	1994	96%
Marina Cove (22)	Santa Clara, CA	292	250,200	1974 (23)	1994	96%
Riley Square (6)	Santa Clara, CA	156	126,900	1972	2012	95%
Villa Granada	Santa Clara, CA	270	238,841	2010	2014	96%
Chestnut Street Apartments	Santa Cruz, CA	96	87,640	2002	2008	98%
Harvest Park	Santa Rosa, CA	104	116,628	2004	2007	96%
Bristol Commons	Sunnyvale, CA	188	142,600	1989	1995	96%
Brookside Oaks (4)	Sunnyvale, CA	170	119,900	1973	2000	95%
Lawrence Station	Sunnyvale, CA	336	297,188	2012	2014	97%
Magnolia Lane (24)	Sunnyvale, CA	32	31,541	2001	2007	95%
Magnolia Square (4)	Sunnyvale, CA	156	110,824	1969	2007	95%
Montclaire	Sunnyvale, CA	390	294,100	1973 (25)	1988	97%
Reed Square	Sunnyvale, CA	100	95,440	1970	2011	95%
Solstice	Sunnyvale, CA	280	571,466	2014	2014	87%
Summerhill Park	Sunnyvale, CA	100	78,500	1988	1988	94%
Via	Sunnyvale, CA	284	309,421	2011	2011	96%
Windsor Ridge	Sunnyvale, CA	216	161,800	1989	1989	97%
Vista Belvedere	Tiburon, CA	76	78,300	1963	2004	95%
Tuscana	Tracy, CA	30	29,088	2007	2007	99%
Verandas (35)	Union City, CA	282	199,092	1989	2014	97%
		17,604	15,895,842			95%
Seattle, Washington Metropolitan Area

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Belcarra	Bellevue, WA	296	241,567	2009	2014	96%
BellCentre	Bellevue, WA	248	181,288	2001	2014	96%
Cedar Terrace	Bellevue, WA	180	174,200	1984	2005	97%
Courtyard off Main	Bellevue, WA	109	108,388	2000	2010	96%
Ellington at Bellevue	Bellevue, WA	220	165,794	1994	2014	95%
Emerald Ridge	Bellevue, WA	180	144,000	1987	1994	96%
Foothill Commons	Bellevue, WA	388	288,300	1978 (26)	1990	95%
Palisades, The	Bellevue, WA	192	159,700	1977	1990	97%
Park Highland	Bellevue, WA	250	224,750	1993	2014	94%
Piedmont	Bellevue, WA	396	348,969	1969	2014	94%
Sammamish View	Bellevue, WA	153	133,500	1986	1994	97%
Woodland Commons	Bellevue, WA	302	217,878	1978 (27)	1990	95%
Bothell Ridge (34)	Bothell, WA	214	167,370	1988	2014	96%
Canyon Pointe	Bothell, WA	250	210,400	1990	2003	95%
Inglenook Court	Bothell, WA	224	183,600	1985	1994	96%
Pinnacle Sonata	Bothell, WA	268	343,095	2000	2014	96%
Salmon Run at Perry Creek	Bothell, WA	132	117,100	2000	2000	98%
Stonehedge Village	Bothell, WA	196	214,800	1986	1997	97%
Highlands at Wynhaven	Issaquah, WA	333	424,674	2000	2008	95%
Park Hill at Issaquah	Issaquah, WA	245	277,700	1999	1999	97%
Wandering Creek	Kent, WA	156	124,300	1986	1995	97%
Ascent	Kirkland, WA	90	75,840	1988	2012	96%
Bridle Trails	Kirkland, WA	108	99,700	1986 (28)	1997	97%
Corbella at Juanita Bay	Kirkland, WA	169	103,339	1978	2010	96%
Evergreen Heights	Kirkland, WA	200	188,300	1990	1997	95%
Slater 116	Kirkland, WA	108	81,415	2013	2013	93%
Montebello	Kirkland, WA	248	272,734	1996	2012	95%
Aviara (16)	Mercer Island, WA	166	147,033	2013	2014	94%
Laurels at Mill Creek	Mill Creek, WA	164	134,300	1981	1996	97%
Parkwood at Mill Creek	Mill Creek, WA	240	257,160	1989	2014	96%
The Elliot at Mukilteo (4)	Mukilteo, WA	301	245,900	1981	1997	97%
Castle Creek	Newcastle, WA	216	191,900	1995	1995	96%
Delano/Bon Terra	Redmond, WA	126	116,340	2005	2011	98%
Elevation	Redmond, WA	157	138,916	1986	2010	97%
Redmond Hill West (6)	Redmond, WA	442	350,275	1985	2011	95%
Shadowbrook	Redmond, WA	416	338,880	1986	2014	96%
The Trails of Redmond	Redmond, WA	423	376,000	1985	2014	96%
Vesta (6)	Redmond, WA	440	381,675	1998	2011	95%
Brighton Ridge	Renton, WA	264	201,300	1986	1996	97%
Fairwood Pond	Renton, WA	194	189,200	1997	2004	96%
Forest View	Renton, WA	192	182,500	1998	2003	97%
Pinnacle on Lake Washington	Renton, WA	180	190,908	2001	2014	96%
Annaliese	Seattle, WA	56	48,216	2009	2013	95%
The Audrey at Belltown	Seattle, WA	137	94,119	1992	2014	96%
Ballinger Commons (34)	Seattle, WA	485	407,253	1989	2014	96%
The Bernard	Seattle, WA	63	43,151	2008	2011	96%
Cairns, The	Seattle, WA	100	70,806	2006	2007	96%

			Rentable		Year
Communities (1)	Location	Units	Square Footage	Year Built	Acquired	Occupancy(2)
Citywalk (34)	Seattle, WA	102	92,010	1988	2014	96%
Collins on Pine	Seattle, WA	76	53,474	2013	2014	98%
Domaine	Seattle, WA	92	79,421	2009	2012	96%
Expo (29)	Seattle, WA	275	190,176	2012	2012	95%
Fountain Court	Seattle, WA	320	207,000	2000	2000	95%
Joule (30)	Seattle, WA	295	191,109	2010	2010	96%
Taylor 28	Seattle, WA	197	155,630	2008	2014	97%
Vox	Seattle, WA	58	42,173	2013	2013	95%
Wharfside Pointe	Seattle, WA	142	119,200	1990	1994	93%
		12,174	10,508,726			96%
Pinnacle South Mountain (36)	Phoenix, AZ	552	569,876	1988	2014	94%
Total/Weighted Average		57,455	51,069,634			95%

			Square	Year	Year
Other real estate assets (1)	Location	Tenants	Footage	Built	Acquired	Occupancy (2)
925 / 935 East Meadow Drive (31)	Palo Alto, CA	1	39,600	1988 / 1962	1997 / 2007	100%
6230 Sunset Blvd (32)	Los Angeles, CA	1	34,000	1938	2006	100%
17461 Derian Ave (33)	Irvine, CA	8	107,720	1983	2000	98%
Santa Clara Retail	Santa Clara, CA	3	138,915	1970	2011	100%
		13	320,235			99%

Footnotes to the Company’s Portfolio Listing as of December 31, 2014

(1)	Unless otherwise specified, the Company has a 100% ownership interest in each community.

(2)
For communities, occupancy rates are based on financial occupancy for the year ended December 31, 2014; for the commercial buildings or properties which have not yet stabilized, or have insufficient operating history, occupancy rates are based on physical occupancy as of December 31, 2014.  For an explanation of how financial occupancy and physical occupancy are calculated, see “Properties-Occupancy Rates” in this Item 2.

(3)	The community is subject to a ground lease, which, unless extended, will expire in 2082.

(4)
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

(5)	This community is owned by Wesco III. The Company has a 50% interest in Wesco III which is accounted for using the equity method of accounting.

(6)	This community is owned by Wesco I. The Company has a 50% interest in Wesco I which is accounted for using the equity method of accounting.

(7)	The Company completed a $10.8 million redevelopment in 2009.

(8)	This community is subject to a ground lease, which, unless extended, will expire in 2067.

(9)	This community is subject to a ground lease, which, unless extended, will expire in 2027.

(10)	The Company completed a $16.6 million redevelopment in 2010.

(11)	The Company is in the late phases of performing a $13.0 million redevelopment.

(12)	The Company has a 97% interest and an executive vice president of the Company has a 3% interest in this community.

(13)	The Company has a 75% member interest.

(14)	The community is subject to a ground lease, which, unless extended, will expire in 2028.

(15)	The Company completed a $12.0 million redevelopment in 2008.

(16)	This community is subject to a ground lease, which, unless extended, will expire in 2030.

(17)	The Company is in the process of performing a $10.0 million redevelopment.

(18)	The Company completed an $8.9 million redevelopment in 2008.

(19)	The Company completed a $9.4 million redevelopment in 2009.

(20)	The Company completed a $4.6 million redevelopment in 2009.

(21)	The Company has 55% ownership in this community. The community is being developed in three phases with one remaining phase currently under development.

(22)	A portion of this community on which 84 units are presently located is subject to a ground lease, which, unless extended, will expire in 2028.

(23)	The Company is in the process of performing a $14.1 million redevelopment.

(24)	The community is subject to a ground lease, which, unless extended, will expire in 2070.

(25)	The Company completed a $12.5 million redevelopment in 2009.

(26)	The Company completed a $36.3 million redevelopment in 2012, which included the construction of 28 in-fill units in 2009.

(27)	The Company completed the construction of 66 additional apartment homes in 2012 and is in the process of performing a redevelopment for a total cost of $15.4 million.

(28)	The Company completed a $5.1 million redevelopment and completed construction of 16 units of the community’s 108 units in 2006.

(29)	The Company has 50% ownership in each of these communities which is accounted for using the equity method of accounting.

(30)	The Company has 99% ownership in this community.

(31)	The Company occupies 100% of this property.

(32)	The property is leased through July 2015 to a single tenant.

(33)	The Company occupies 5% of space in this property.

(34)	This community is owned by BEXAEW. The Company has a 50% interest in BEXAEW which is accounted for using the equity method of accounting.

(35)	This community is owned by Wesco IV. The Company has a 50% interest in Wesco IV which is accounted for using the equity method of accounting.

(36)	The Company has a 55% ownership in this community.

Item 3. Legal Proceedings

The information, which regards lawsuits, other proceedings and claims, set forth in Note 16,  “Commitments and Contingencies”, of our notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated by reference into this Item 3.

In addition to such matters referred to in said Note 16, the Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations. We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The shares of the Company’s common stock are traded on the New York Stock Exchange (“NYSE”) under the symbol ESS.  ESS common stock has been traded on the NYSE since June 13, 1994. The high, low and closing price per share of common stock reported on the NYSE for the quarters indicated are as follows:

Quarter Ended	High	Low	Close
December 31, 2014	$211.91	$206.35	$206.60
September 30, 2014	$180.65	$178.27	$178.75
June 30, 2014	$185.66	$183.36	$184.91
March 31, 2014	$171.70	$166.95	$170.05
December 31, 2013	$165.44	$137.53	$143.51
September 30, 2013	$172.16	$139.64	$147.70
June 30, 2013	$171.11	$147.56	$158.92
March 31, 2013	$156.36	$147.06	$150.58

The closing price of ESS stock as of February 24, 2015 was $223.17.

There is no established public trading market for Essex Portfolio, L.P.’s OP Units.

Holders

The approximate number of holders of record of the shares of ESS common stock was 1,551 as of February 24, 2015.  This number does not include stockholders whose shares are held in investment accounts by other entities.  ESS believes the actual number of stockholders is greater than the number of holders of record.

As of February 24, 2015, there were 174 holders of record of Essex Portfolio, L.P.’s OP Units, including ESS.

Return of Capital

Under provisions of the Internal Revenue Code of 1986, as amended, the portion of the cash dividend, if any, that exceeds earnings and profits is considered a return of capital. The return of capital is generated due to a variety of factors, including the deduction of non-cash expenses, primarily depreciation, in the determination of earnings and profits.

The status of the cash dividends distributed for the years ended December 31, 2014, 2013, and 2012 related to common stock, and Series F, G and H preferred stock for tax purposes are as follows:

	2014	2013	2012
Common Stock
Ordinary income	70.03%	77.34%	70.58%
Capital gain	21.95%	17.64%	8.75%
Unrecaptured section 1250 capital gain	8.02%	5.02%	7.97%
Return of capital	—%	—%	12.70%
	100.00%	100.00%	100.00%

	2014	2013	2012
Series F, G, and H Preferred stock
Ordinary income	70.03%	77.34%	80.85%
Capital gains	21.95%	17.64%	10.02%
Unrecaptured section 1250 capital gain	8.02%	5.02%	9.13%
	100.00%	100.00%	100.00%

Dividends and Distributions

Since ESS’s initial public offering on June 13, 1994, ESS and the Operating Partnership have paid regular quarterly dividends/distributions to its stockholders and unitholders. ESS paid the following dividends per share of common stock and the Operating Partnership paid the following distributions per limited partner OP unit:

Year Ended	Annual Dividend/Distribution	Quarter Ended	2014	2013	2012
1995	$1.69	March 31,	$1.21	$1.21	$1.10
1996	$1.72	June 30,	$1.30	$1.21	$1.10
1997	$1.77	September 30,	$1.30	$1.21	$1.10
1998	$1.95	December 31,	$1.30	$1.21	$1.10
1999	$2.15
2000	$2.38	Annual Dividend/Distribution	$5.11	$4.84	$4.40
2001	$2.80
2002	$3.08
2003	$3.12
2004	$3.16
2005	$3.24
2006	$3.36
2007	$3.72
2008	$4.08
2009	$4.12
2010	$4.13
2011	$4.16

Future dividends/distributions by ESS and the Operating Partnership will be at the discretion of the Board of Directors of ESS and will depend on the actual cash flows from operations of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deem relevant.  There are currently no contractual restrictions on ESS and the Operating Partnership present or future ability to pay dividends and distributions.

The Board of Directors has declared a dividend/distribution for the first quarter of 2015 of $1.44 per share.  The dividend/distribution will be payable on April 15, 2015 to shareholders/unitholders of record as of March 31, 2015.

Future distributions by Essex Portfolio, L.P., will be at the discretion of the Board of Directors of Essex Portfolio, L.P.’s general partner, Essex Property Trust, Inc. and will depend on our actual cash flows from operations, our financial condition, capital requirements, Essex Property Trust, Inc.’s annual distribution requirements under the REIT provisions of the Internal Revenue Code, applicable legal restrictions and such other factors as the Board of Directors deem relevant. There are currently no contractual restrictions on Essex Portfolio, L.P.’s present or future ability to pay distributions.

Dividend Reinvestment and Share Purchase Plan

ESS has adopted a dividend reinvestment and share purchase plan designed to provide holders of common stock with a convenient and economical means to reinvest all or a portion of their cash dividends in shares of common stock and to acquire additional shares of common stock through voluntary purchases.  Computershare, LLC, which serves as ESS transfer agent, administers the dividend reinvestment and share purchase plan. For a copy of the plan, contact Computershare, LLC at (312) 360-5354.

Securities Authorized for Issuance under Equity Compensation Plans

See the Company’s disclosure in the 2015 Proxy Statement under the heading “Equity Compensation Plan Information”, which disclosure is incorporated herein by reference.

Issuance of Registered Equity Securities

In April 2014, Essex issued approximately 23,067,446 shares of Essex common stock as Stock Consideration in the BRE merger at an average price of $163.82.

During 2014, ESS sold 2,964,315 shares of common stock for proceeds of $534.0 million, net of commissions, at an average price of $181.56.  During the first quarter of 2015 through February 24, 2015, ESS has issued 636,021 shares of common stock at an average price of $224.76 for proceeds of $142.0 million, net of fees and commissions.  These sales were pursuant to a registration statement and ESS used the net proceeds from the stock offerings to pay down debt, fund redevelopment and development pipelines, fund acquisitions, and for general corporate purposes.

Issuer Purchases of Equity Securities – Common Stock, Series G Cumulative Convertible Preferred Stock

In August 2007, ESS Board of Directors authorized a stock repurchase plan to allow ESS to acquire shares in an aggregate of up to $200 million.  ESS did not repurchase any shares during 2014, 2013 and 2012.  Since ESS announced the inception of the stock repurchase plan, ESS repurchased and retired 816,659 shares totaling $66.6 million at an average stock price of $81.56 per share, including commissions as of December 31, 2014.

Performance Graph

The line graph below compares the cumulative total stockholder return on ESS common stock for the last five years with the cumulative total return on the S&P 500 and the NAREIT All Equity REIT index over the same period.  This comparison assumes that the value of the investment in the common stock and each index was $100 on December 31, 2009 and that all dividends were reinvested (1).

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Essex Property Trust, Inc.	100.00	142.12	180.57	194.12	196.17	290.34
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14

(1) Common stock performance data is provided by SNL Financial.

The graph and other information furnished under the above caption “Performance Graph” in this Part II Item 5 of this Form 10-K shall not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of the Exchange Act, as amended.

Unregistered Sales of Equity Securities

During the years ended December 31, 2014 and 2013, the Operating Partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, in the amounts and for the consideration set forth below:

On December 10, 2014, Essex Portfolio, L.P. issued 68,750 units under the 2015 Long-Term Incentive Plan Award agreements to eighteen senior executives of the Company for no cash consideration.

During the year ended December 31, 2014 and 2013, Essex Property Trust, Inc. issued an aggregate of 185,387 and 52,970 shares of its common stock upon the exercise of stock options, respectively. Essex Property Trust, Inc. contributed the proceeds from the option exercises of $11.0 million and $5.0 million to our Operating Partnership in exchange for an aggregate of 185,387 and 52,970 common OP Units, as required by the Operating Partnership’s partnership agreement, respectively.

During the year ended December 31, 2014 and 2013, Essex Property Trust, Inc. issued an aggregate of 126,931 and 7,211 shares of its common stock in connection with restricted stock awards for no cash consideration, respectively. For each share of common stock issued by Essex Property Trust, Inc. in connection with such awards, our operating partnership issued a common unit to Essex Property Trust, Inc. as required by the partnership agreement, for an aggregate of 126,931 and 7,211 units during the year ended December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014 and 2013, Essex Property Trust, Inc. issued and sold an aggregate of 2,964,315 and 913,344 shares of its common stock, respectively, pursuant to a registration statement and its equity distribution program. Essex Property Trust, Inc. contributed the net proceeds from these share issuances of $534.0 million and $138.4 million in exchange for an aggregate of 2,964,315 and 913,344 common OP Units, respectively, as required by the Operating Partnership's partnership agreement.

Item 6. Selected Financial Data

The following tables set forth summary financial and operating information for the Company and the Operating Partnership from January 1, 2010 through December 31, 2014.

Essex Property Trust, Inc. and Subsidiaries

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share amounts)
OPERATING DATA:
Rental and other property	$959,958	$602,003	$526,696	$460,660	$400,841
Management and other fees from affiliates(1)	9,347	7,263	8,457	5,428	3,836

Income before discontinued operations	$134,438	$140,882	$127,653	$46,958	$47,424
Income from discontinued operations	—	31,173	11,937	10,558	3,358
Net income	134,438	172,055	139,590	57,516	50,782
Net income available to common stockholders	$116,859	$150,811	$119,812	$40,368	$33,764
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$2.07	$3.26	$3.10	$0.94	$1.03
Net income available to common stockholders	$2.07	$4.05	$3.42	$1.24	$1.14
Weighted average common stock outstanding	56,547	37,249	35,032	32,542	29,667
Diluted:
Income before discontinued operations available to common stockholders	$2.06	$3.25	$3.09	$0.94	$1.03
Net income available to common stockholders	$2.06	$4.04	$3.41	$1.24	$1.14
Weighted average common stock outstanding	56,697	37,335	35,125	32,629	29,734
Cash dividend per common share	$5.11	$4.84	$4.40	$4.16	$4.13

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$11,252,511	$5,443,757	$5,033,672	$4,313,064	$3,964,561
Net investment in rental properties	9,687,705	4,188,871	3,952,155	3,393,038	3,189,008
Real estate under development	434,371	50,430	66,851	44,280	217,531
Co-investments	1,036,411	677,133	571,345	383,412	107,840
Total assets	11,562,874	5,186,839	4,847,223	4,036,964	3,732,887
Total secured indebtedness	2,245,944	1,404,080	1,565,599	1,745,858	2,082,745
Total unsecured indebtedness	2,863,873	1,629,444	1,253,084	615,000	176,000
Redeemable noncontrolling interest	23,256	—	—	—	—
Cumulative convertible preferred stock	—	4,349	4,349	4,349	4,349
Cumulative redeemable preferred stock	73,750	73,750	73,750	73,750	25,000
Stockholders' equity	6,022,672	1,884,619	1,764,804	1,437,527	1,149,946

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per share amounts)
OTHER DATA:
Funds from operations (FFO)(1):
Net income available to common stockholders	$116,859	$150,811	$119,812	$40,368	$33,764
Adjustments:
Depreciation and amortization	360,592	193,518	170,686	152,543	129,711
Gains not included in FFO, net of internal disposition costs	(50,064)	(67,975)	(60,842)	(7,543)	—
Depreciation add back from unconsolidated co-investments and other, net	37,555	23,377	21,194	14,804	7,893
Funds from operations	$464,942	$299,731	$250,850	$200,172	$171,368
Non-core items:
Loss on early retirement of debt	268	300	5,009	1,163	—
Merger and acquisition costs	55,408	5,445	2,255	1,231	1,250
Gain on sale of marketable securities and note prepayment	(886)	(2,519)	(819)	(4,956)	(12,491)
Co-investment promote income	(10,640)	—	(2,299)	—	(500)
Income from early redemption of preferred equity investments	(5,250)	(1,358)	—	—	—
Other items, net (2)	(681)	(1,503)	—	(831)	1,168
Core funds from operations (Core FFO)	$503,161	$300,096	$254,996	$196,779	$160,795
Weighted average number of shares outstanding, diluted (FFO)(3)	58,921	39,501	37,378	34,861	32,028
Funds from operations per share - diluted	$7.89	$7.59	$6.71	$5.74	$5.35
Core funds from operations per share - diluted	$8.54	$7.60	$6.82	$5.64	$5.02

(1)
FFO is a financial measure that is commonly used in the REIT industry.  The Company presents funds from operations as a supplemental operating performance measure.  FFO is not used by the Company, nor should it be considered to be, as an alternative to net earnings computed under GAAP as an indicator of the Company’s operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of the Company's ability to fund its cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor does it intend to present, a complete picture of the Company's financial condition and operating performance.  The Company believes that net earnings computed under GAAP remain the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings.  The Company considers FFO and FFO excluding non-routine items (referred to as “Core FFO”) to be useful financial performance measurements of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate operating performance and ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and its ability to pay dividends.  Further, the Company believes that its consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of its financial condition and its operating performance.

In calculating FFO, the Company follows the definition for this measure published by the National Association of Real Estate Investment Trusts (“NAREIT”), which is a REIT trade association.  The Company believes that, under the NAREIT FFO definition, the three most significant adjustments made to net income are (i) the exclusion of historical cost depreciation, (ii) the exclusion of gains and losses from the sale of previously depreciated properties and (iii) the exclusion of impairment losses on depreciated properties.  Essex agrees that these three NAREIT adjustments are useful to investors for the following reasons:

(a)
historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(b)
REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate.  The exclusion, in NAREIT’s definition of FFO, of gains from the sales and impairment losses of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

Management has consistently applied the NAREIT definition of FFO to all periods presented.  However, other REITs in calculating FFO may vary from the NAREIT definition for this measure, and thus their disclosure of FFO may not be comparable to the Company’s calculation.

(2)	Other items, net are non-recurring in nature and include items such as gains on non-operating assets and tax related items.

(3)	Assumes conversion of all dilutive outstanding operating partnership interests in the Operating Partnership.

Essex Portfolio, L.P. and Subsidiaries

	Years Ended December 31,
	2014	2013	2012	2011	2010
	($ in thousands, except per unit amounts)
OPERATING DATA:
Rental and other property	$959,958	$602,003	$526,696	$460,660	$400,841
Management and other fees from affiliates(1)	9,347	7,263	8,457	5,428	3,836

Income before discontinued operations	$134,438	$140,882	$127,653	$46,958	$47,424
Income from discontinued operations	—	31,173	11,937	10,558	3,358
Net income	134,438	172,055	139,590	57,516	50,782
Net income available to common unitholders	$121,726	$159,749	$127,771	$43,593	$42,842
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$2.07	$3.27	$3.11	$0.95	$1.04
Net income available to common unitholders	$2.07	$4.06	$3.43	$1.25	$1.14
Weighted average common units outstanding	58,772	39,380	37,252	34,774	31,961
Diluted:
Income before discontinued operations available to common unitholders	$2.07	$3.26	$3.10	$0.95	$1.03
Net income available to common unitholders	$2.07	$4.05	$3.42	$1.25	$1.14
Weighted average common units outstanding	58,921	39,467	37,344	34,861	32,028
Cash distributions per common unit	$5.11	$4.84	$4.40	$4.16	$4.13

(1)	Reclassifications have been made in prior periods to conform to the current year’s presentation.

	As of December 31,
	2014	2013	2012	2011	2010
	($ in thousands)
BALANCE SHEET DATA:
Investment in rental properties (before accumulated depreciation)	$11,252,511	$5,443,757	$5,033,672	$4,313,064	$3,964,561
Net investment in rental properties	9,687,705	4,188,871	3,952,155	3,393,038	3,189,008
Real estate under development	434,371	50,430	66,851	44,280	217,531
Co-investments	1,036,411	677,133	571,345	383,412	107,840
Total assets	11,562,874	5,186,839	4,847,223	4,036,964	3,732,887
Total secured indebtedness	2,245,944	1,404,080	1,565,599	1,745,858	2,082,745
Total unsecured indebtedness	2,863,873	1,629,444	1,253,084	615,000	176,000
Redeemable noncontrolling interest	23,256	—	—	—	—
Cumulative convertible preferred interest	—	4,349	4,349	4,349	4,349
Cumulative redeemable preferred interest	71,209	71,209	71,209	71,209	104,412
Partners' capital	6,073,433	1,932,108	1,811,427	1,486,914	1,284,515

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

On April 1, 2014, we completed the merger with BRE Properties, Inc. (“BRE”).   For further details regarding the merger, see the discussion set forth under the caption “Current Business Activities - Merger with BRE Properties, Inc.” in Part I, Item 1 of this Annual Report on Form 10-K, which is incorporated herein by reference.   The net assets and results of operations of BRE are included in our consolidated financial statements as of April 1, 2014.  Certain statements below discuss the Company’s estimates of its 2015 regional Same-Property revenues; these estimates are for Essex on a standalone basis, excluding the impact of the merger with BRE.

OVERVIEW

ESS is a self-administered and self-managed REIT that acquires, develops, redevelops and manages apartment communities in selected residential areas located primarily in the West Coast of the United States.  ESS owns all of its interests in its real estate investments, directly or indirectly, through the Operating Partnership.  ESS is the sole general partner of the Operating Partnership and, as of December 31, 2014, had an approximately 96.7% general partner interest in the Operating Partnership.

The Company’s investment strategy has two components: constant monitoring of existing markets, and evaluation of new markets to identify areas with the characteristics that underlie rental growth.  The Company’s strong financial condition supports its investment strategy by enhancing its ability to quickly shift acquisition, development, and disposition activities to markets that will optimize the performance of the portfolio.

As of December 31, 2014, the Company had ownership interests in 239 communities, comprising 57,455 apartment units.

The Company’s apartment communities are predominately located in the following major regions:

Southern California (Los Angeles, Orange, Riverside, San Diego, Santa Barbara, and Ventura counties)
Northern California (the San Francisco Bay Area)
Seattle Metro (Seattle metropolitan area)

As of December 31, 2014, the Company’s development pipeline was comprised of two consolidated projects under development, ten unconsolidated joint venture projects under development and various consolidated predevelopment projects aggregating 2,920 units, with total incurred costs of $1.1 billion, and estimated remaining project costs of approximately $0.4 billion for total estimated project costs of $1.5 billion.

As of December 31, 2014, the Company also had ownership interests in four commercial buildings (with approximately 325,200 square feet).

By region, the Company's operating results for 2014 and 2013 and projections for 2015 new housing supply, job growth, and rental income are as follows:

Southern California Region:  As of December 31, 2014, this region represented 47% of the Company’s consolidated apartment units.  During the year ended December 31, 2014, revenues for “2014/2013 Same-Properties” (as defined below), or “Same-Property revenues,” increased 5.5% in 2014 as compared to 2013.  In 2015, the Company expects new residential supply of 17,950 multifamily and 14,300 single family homes, which represents a total new multifamily supply of 0.8% and 0.6% of total housing stock, respectively.  The Company assumes an increase of 150,000 jobs or 2.1%, and an increase in same-property revenues between 4.50% to 5.50% in 2015.

Northern California Region:  As of December 31, 2014, this region represented 31% of the Company’s consolidated apartment units.  Same-Property revenues increased 9.6% in 2014 as compared to 2013.  In 2015, the Company expects new residential supply of 11,400 multifamily and 7,000 single family homes, which represents a total new multifamily supply of 1.3% and 0.8%, respectively, of total housing stock.  The Company assumes an increase of 90,200 jobs or 2.9%, and an increase in same-property revenues between 8.25% to 9.25% in 2015.

Seattle Metro Region: As of December 31, 2014, this region represented 21% of the Company’s consolidated apartment units.  Same-Property revenues increased 7.5% in 2014 as compared to 2013.  In 2015, the Company expects new residential supply of 9,000 multifamily and 7,500 single family homes, which represents a total new multifamily supply of 1.9% and 1.4%, respectively, of total housing stock.  The Company assumes an increase of 43,300 jobs or 2.8%, and an increase in same-property revenues between 5.75% to 6.75% in 2015.

The Company expects 2015 Same-Property revenues to increase compared to 2014 results, as renewal and new leases are signed at higher rents in 2015 than 2014.  Same-Property operating expenses are expected to increase in 2015 by 3% to 4%.

The Company’s consolidated communities are as follows:

	As of		As of
	December 31, 2014		December 31, 2013
	Apartment Units	%	Apartment Units	%
Southern California	22,168	47%	13,855	46%
Northern California	14,789	31%	9,431	32%
Seattle Metro	10,216	21%	6,703	22%
Other real estate assets(1)	552	1%	—	—%
Total	47,725	100%	29,989	100%

(1) Includes one property in Arizona. With the sale of Pinnacle South Mountain, executed in January 2015, the Company has exited the Arizona apartment market (see Note 17, "Subsequent Events" for details).

Co-investments communities, developments under construction and eight preferred equity interest co-investment communities are not included in the table presented above for both periods.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2014 to the Year Ended December 31, 2013

The Company’s average financial occupancies for the Company’s stabilized apartment communities or “2014/2013 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2014 and 2013) increased 10 basis points to 96.2% in 2014 from 96.1% in 2013.  Financial occupancy is defined as the percentage resulting from dividing actual rental revenue by total possible rental revenue.  Actual rental revenue represents contractual rental revenue pursuant to leases without considering delinquency and concessions.  Total possible rental revenue represents the value of all apartment units, with occupied units valued at contractual rental rates pursuant to leases and vacant units valued at estimated market rents.

We believe that financial occupancy is a meaningful measure of occupancy because it considers the value of each vacant unit at its estimated market rate.

Market rates are determined using the recently signed effective rates on new leases at the property and are used as the starting point in the determination of the market rates of vacant units. The Company may increase or decrease these rates based on the supply and demand in the apartment community’s market. The Company will check the reasonableness of these rents based on its position within the market and compare the rents against the asking rents by comparable properties in the market. Financial occupancy may not completely reflect short-term trends in physical occupancy and financial occupancy rates, as disclosed by other REITs, may not be comparable to the Company’s calculation of financial occupancy.

The Company does not take into account delinquency and concessions to calculate actual rent for occupied units and market rents for vacant units.  The calculation of financial occupancy compares contractual rates for occupied units to estimated market rents for unoccupied units, thus the calculation compares the gross value of all apartment units excluding delinquency and concessions. For apartment communities that are development properties in lease-up without stabilized occupancy figures, the Company believes the physical occupancy rate is the appropriate performance metric.  While an apartment community is in the lease-up phase, the Company’s primary motivation is to stabilize the property which may entail the use of rent concessions and other incentives, and thus financial occupancy which is based on contractual revenue is not considered the best metric to quantify occupancy.

The regional breakdown of the Company’s 2014/2013 Same-Property portfolio for financial occupancy for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014	2013
Southern California	96.3%	96.1%
Northern California	96.3%	96.1%
Seattle Metro	96.0%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2014/2013 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2014	2013	Change	Change
2014/2013 Same-Properties:
Southern California	58	$266,917	$253,007	$13,910	5.5%
Northern California	35	218,014	198,832	$19,182	9.6%
Seattle Metro	29	114,962	106,982	7,980	7.5%
Total 2014/2013 Same-Property revenues	122	599,893	558,821	41,072	7.3%
2014/2013 Non-Same Property Revenues (1)		79,978	43,182	36,796	85.2%
2014 BRE Legacy Property Revenues (2)		280,087	—	280,087
Total property revenues		$959,958	$602,003	$357,955	59.5%

(1) Includes eleven communities acquired after January 1, 2013, three sold communities and one redevelopment community.
(2) Includes 55 stabilized properties acquired in connection with the BRE merger on April 1, 2014, and two development communities in lease-up.

2014/2013 Same-Property Revenues increased by $41.1 million or 7.3% to $599.9 million for 2014 compared to $558.8 million in 2013.  The increase was primarily attributable to an increase in scheduled rents of $39.1 million as reflected in an increase of 7.1% in average rental rates from $1,619 per unit for 2013 to $1,734 per unit for 2014.  Scheduled rents increased in all regions by 5.2%, 9.5%, and 7.4% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income increased by $2.2 million and $1.1 million, respectively in 2014 compared to 2013.  Financial occupancy increased 10 basis points in 2014 to 96.2% compared to 96.1% in 2013.

2014/2013 Non-Same Property Revenues increased by $36.8 million or 85.2% to $80.0 million in 2014 compared to $43.2 million to 2013.  The increase was primarily due to revenue generated from twelve communities acquired or consolidated since January 1, 2013.

Management and other fees from affiliates increased $2.0 million or 28.7% to $9.3 million in 2014 compared to $7.3 million in 2013.  The increase is primarily due to the asset and property management fees earned from the Wesco III, Wesco IV, and BEXAEW co-investments formed during 2014. The increase in management fees was offset by a reduction of $1.2 million in asset and property management fees from the sale of two Fund II communities in 2014.

Property operating expenses, excluding real estate taxes increased $64.3 million or 46.3% in 2014 compared to 2013, primarily due to properties acquired in connection with the BRE merger and six other communities in 2014.  2014/2013 Same-Property operating expenses excluding real estate taxes, increased by $3.8 million or 3.0% in 2014 compared to 2013, due mainly to a $1.6 million increase in repairs and maintenance and a $1.3 million increase in utilities expense.

Real estate taxes increased $50.6 million or 88.3% in 2014 compared to 2013, due primarily to properties acquired in connection with the BRE merger and six other communities in 2014.  2014/2013 Same-Property real estate taxes increased by $2.3 million or 4.5% for 2014 compared to 2013 due to a $1.6 million or 15.6% increase in property taxes for Seattle Metro due to higher assessed values for 2014.

Depreciation and amortization expense increased by $168.2 million or 87.4% in 2014 compared to 2013, due to the acquisition of BRE and six other communities.  The increase is due to the capitalization of approximately $313.1 million in additions to rental properties through 2014, including $152.8 million spent on acquisition of and additions to real estate under development, $81.4 million spent on redevelopment, and $78.9 million spent on capital expenditures on rental properties.  Approximately $122.0 million in additions to rental properties were capitalized for 2013, including $17.8 million spent on acquisition of and additions to real estate under development, $47.3 million spent on redevelopment, and $56.9 million spent on capital expenditures on rental properties.

General and administrative expense increased $14.2 million or 53.2% in 2014 compared to 2013 primarily due to additional corporate employees from the BRE merger and $2.8 million in expenses related to the cyber-intrusion.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the BRE merger. The Company completed the merger with BRE on April 1, 2014. Merger and integration expenses were $53.5 million for 2014 and $4.3 million for 2013.

Interest expense increased $48.0 million or 41.2% in 2014, primarily due to additional debt assumed as part of the BRE merger, offset by an increase in capitalized interest from development and redevelopment projects.

Equity income from co-investments decreased by $16.0 million to $39.9 million in 2014 compared to $55.9 million in 2013.  The decrease was primarily due to the Company’s share of the gain on the sale of two Fund II communities of $6.6 million, promote income of $10.6 million, and income from early redemption of preferred equity investments of $5.3 million in 2014, compared to the Company's share of gain on the sale of five Fund II communities of $38.8 million, net of internal dispositions costs in 2013.

Comparison of Year Ended December 31, 2013 to the Year Ended December 31, 2012

The Company’s average financial occupancies for the Company’s stabilized apartment communities for “2013/2012 Same-Properties” (stabilized properties consolidated by the Company for the years ended December 31, 2013 and 2012) decreased 10 basis points to 96.2% in 2013 from 96.3% in 2012.  The regional breakdown of the Company’s stabilized 2013/2012 Same-Property portfolio for financial occupancy for the years ended December 31, 2013 and 2012 is as follows:

	Years ended December 31,
	2013	2012
Southern California	96.1%	96.1%
Northern California	96.3%	96.7%
Seattle Metro	96.1%	96.1%

The following table provides a breakdown of revenue amounts, including the revenues attributable to 2013/2012 Same-Properties.

	Number of	Years Ended December 31,		Dollar	Percentage
Property Revenues ($ in thousands)	Properties	2013	2012	Change	Change
2013/2012 Same-Properties:
Southern California	58	$235,306	$225,435	$9,871	4.4%
Northern California	35	184,508	170,578	$13,930	8.2%
Seattle Metro	29	93,139	86,483	$6,656	7.7%
Total 2013/2012 Same-Property revenues	122	512,953	482,496	$30,457	6.3%
2013/2012 Non-Same Property Revenues (1)		89,050	44,200	$44,850	101.5%
Total property revenues		$602,003	$526,696	$75,307	14.3%

(1)  Includes fifteen communities acquired after January 1, 2012, two redevelopment communities, and three commercial buildings.

2013/2012 Same-Property Revenues increased by $30.5 million or 6.3% to $513.0 million for 2013 compared to $482.5 million in 2012.  The increase was primarily attributable to an increase in scheduled rents of $29.6 million as reflected in an increase of 6.3% in average rental rates from $1,502 per unit for 2012 to $1,597 per unit for 2013.  Scheduled rents increased in all regions by 4.1%, 8.4%, and 7.7% in Southern California, Northern California, and Seattle Metro, respectively.  Income from utility billings and other income increased by $1.0 million and $1.2 million, respectively in 2013 compared to 2012.  Occupancy decreased 10 basis points in 2013 to 96.2% compared to 96.3% in 2012.

2013/2012 Non-Same Property Revenues increased by $44.9 million or 102% to $89.1 million in 2013 compared to $44.2 million to 2012.  The increase was primarily due to revenue generated from fifteen communities acquired or consolidated since January 1, 2012 (Annaliese, Ascent, Bennett Lofts, Domain, Domaine, Essex Skyline at MacArthur Place, Fox Plaza, Montebello, Park Catalina, Park West, Reed Square, Slater 116, The Huntington, Vox and Willow Lake).

Management and other fees from affiliates decreased $1.2 million or 14.1% to $7.3 million in 2013 compared to $8.5 million in 2012.  The decrease is primarily due to a reduction of $2.3 million in asset and property management fees from the sale of eight Fund II communities since the fourth quarter of 2012. An additional four communities owned by Fund II were sold in 2013.

Property operating expenses, excluding real estate taxes increased $14.9 million or 12.1% in 2013 compared to 2012, primarily due to the acquisition of fifteen communities.  2013/2012 Same-Property operating expenses excluding real estate taxes, increased by $3.6 million or 3.2% in 2013 compared to 2012, due mainly to a $1.4 million increase in repairs and maintenance, a $1.2 million increase in utilities expense, and a $0.9 million increase in administration costs.

Real estate taxes increased $8.9 million or 18.5% in 2013 compared to 2012, due primarily to the acquisition of fifteen communities.  2013/2012 Same-Property real estate taxes increased by $2.6 million or 6.0% for the 2013 compared to 2012 due to $1.3 million or 17.5% increase in property taxes for Seattle Metro due to higher assessed values for 2013, and an increase of 3.7% in property taxes for the properties located in California.

Depreciation and amortization expense increased by $23.2 million or 13.7% in 2013 compared to 2012, due to the acquisition of fifteen communities.  The increase is due to the capitalization of approximately $122.0 million in additions to rental properties through 2013, including $17.8 million spent on acquisition of and additions to real estate under development, $47.3 million spent on redevelopment, and $56.9 million spent on capital expenditures on rental properties.  Approximately $121.2 million in additions to rental properties were capitalized for 2012, including $29.2 million spent on acquisitions of and additions to real estate under development, $46.6 million spent on redevelopment, and $45.4 million spent on capital expenditures on rental properties.

General and administrative expense increased $2.1 million or 8.6% in 2013 compared to 2012 offset by annual compensation increases for merit, investments in technology, and the addition of staff.

Merger and integration expenses include, but are not limited to, advisor fees, legal fees, and accounting fees related to the merger with BRE. The Company entered into a definitive agreement to combine with BRE in December 2013. Merger expenses were $4.3 million for 2013 and zero for 2012.

Interest expense increased $4.6 million or 4.1% in 2013, primarily due to an increase in average outstanding debt for the funding of 2012 and 2013 acquisitions and costs incurred on the development pipeline.

Interest and other income decreased by $2.2 million in 2013 primarily due to $2.3 million of promote income earned from achieving certain performance hurdles related to the Essex Skyline co-investment in 2012.

Equity income from co-investments increased by $14.2 million to $55.9 million in 2013 compared to $41.7 million in 2012.  The increase was primarily due to the Company’s share of the gain on the sale of five Fund II communities of $38.8 million, net of internal disposition costs, and $1.4 million income earned from the early prepayment of a preferred equity investment in 2013.  Additionally, equity income increased with income earned from four communities acquired by the Wesco joint ventures in the second half of 2012 and two communities in the second quarter of 2013. The increase in equity income in 2013 by the Wesco joint venture was offset by a decrease in income related to the sale of eight Fund II communities since the fourth quarter of 2012 including four communities sold in the third quarter of 2013.

Loss on early retirement of debt, net was $0.3 million for 2013 compared to $5.0 million in 2012. The $0.3 million loss in 2013 reflects a gain of $1.5 million earned from the redemption of bonds in the second quarter of 2013 offset by losses incurred from the write-off of deferred financing costs and prepayment penalties related to the prepayment of secured debt loans in 2013. The 2012 loss was due to the write-off of deferred financing costs and prepayment penalties related to the early termination of secured debt related to six communities.  The loss for 2012 also included the Company’s pro-rata share of the write-off of deferred financing costs and prepayment penalties incurred for the prepayment of the secured debt for the Essex Skyline joint venture and seven Fund II communities sold in 2012.

Income from discontinued operations for 2013 was $31.2 million and included gains of $29.2 million from the sales of Linden Square, Brentwood and Cambridge.  For 2012, income from discontinued operations was $11.9 million and included a gain of $9.8 million from the sale of Tierra del Sol/Norte and Alpine Country, net of internal disposition costs. Discontinued operations for 2013 and 2012 reflect the operating results of the three communities sold in 2013 and the two communities sold in 2012.

Liquidity and Capital Resources

The following table sets forth the Company’s cash flows for 2014, 2013 and 2012 ($ in thousands):

	For the year ended
	12/31/2014	12/31/2013	12/31/2012
Cash flow provided by (used in):
Operating activities	$492,983	$304,982	$267,499
Investing activities	$(1,147,156)	$(453,696)	$(812,138)
Financing activities	$520,610	$148,599	$550,356

ESS’s business is operated primarily through the Operating Partnership. ESS issues public equity from time to time, but does not otherwise generate any capital itself or conduct any business itself, other than incurring certain expenses in operating as a public company which are fully reimbursed by the Operating Partnership. ESS itself does not hold any indebtedness, and its only material asset is its ownership of partnership interests of the Operating Partnership. ESS’s principal funding requirement is the payment of dividends on its common stock and preferred stock. ESS’s principal source of funding for its dividend payments is distributions it receives from the Operating Partnership.

As of December 31, 2014, ESS owned a 96.7% general partner interest and the limited partners owned the remaining 3.3% interest in the Operating Partnership.

The liquidity of ESS is dependent on the Operating Partnership’s ability to make sufficient distributions to ESS. The primary cash requirement of ESS is its payment of dividends to its stockholders. ESS also guarantees some of the Operating Partnership’s debt, as discussed further in Notes 7 and 8 of the notes to consolidated financial statements included elsewhere herein. If the Operating Partnership fails to fulfill certain of its debt requirements, which trigger the ESS’s guarantee obligations, then ESS will be required to fulfill its cash payment commitments under such guarantees. However, ESS’s only significant asset is its investment in the Operating Partnership.

For ESS to maintain its qualification as a REIT, it must pay dividends to its stockholders aggregating annually at least 90% of its REIT taxable income, excluding net capital gains. While historically ESS has satisfied this distribution requirement by making cash distributions to its stockholders, it may choose to satisfy this requirement by making distributions of cash or other property, including, in limited circumstances, ESS’s own stock. As a result of this distribution requirement, the Operating Partnership cannot rely on retained earnings to fund its ongoing operations to the same extent that other companies whose parent companies are not REITs can. ESS may need to continue to raise capital in the equity markets to fund the Operating Partnership’s working capital needs, acquisitions and developments.

Fitch Ratings ("Fitch"), Moody’s Investor Service, and Standard and Poor's (“S&P”) credit agencies rate Essex Property Trust, Inc. and Essex Portfolio, L.P. BBB+/Stable, Baa2/Stable, and BBB/Stable, respectively.

At December 31, 2014, the Company had $25.3 million of unrestricted cash and cash equivalents and $117.2 million in marketable securities, of which $44.2 million were held available for sale.  The Company believes that cash flows generated by its operations, existing cash and cash equivalents, marketable securities balances, availability under existing lines of credit, access to capital markets and the ability to generate cash from the disposition of real estate are sufficient to meet all of the Company’s reasonably anticipated cash needs during 2015.  The timing, source and amounts of cash flows provided by financing activities and used in investing activities are sensitive to changes in interest rates and other fluctuations in the capital markets environment, which can affect the Company’s plans for acquisitions, dispositions, development and redevelopment activities.

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2014 including a $1.0 billion unsecured line of credit.  As of December 31, 2014, there was a $229.8 million balance on this unsecured line of credit with an underlying interest rate of LIBOR plus 0.95%.  In January 2015, the facility maturity date was extended to December 31, 2018 with one 18-month extension, exercisable by the Company. The Company also has a $25.0 million working capital unsecured line of credit agreement.  As of December 31, 2014, there was a $16.6 million balance on this unsecured line with an underlying interest rate of LIBOR plus 0.95%.  This facility matures in January 2016.

In April 2014, the Company, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together “BRE Notes”). The carrying value of the BRE Notes, plus premium, was $934.7 million as of December 31, 2014.

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum. The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2014 until the maturity date of May 1, 2024. The Company used the net proceeds of this offering to repay indebtedness under the Company's $1.0 billion unsecured line of credit facility and for other general corporate purposes.

As of December 31, 2014, the Company had $465.0 million of private placement unsecured bonds outstanding at an average interest rate of 4.5% with maturity dates ranging from March 2016 through August 2021.

In April 2013, the Company issued $300.0 million of senior unsecured bonds due May 1, 2023 with a coupon rate of 3.25% per annum.  The interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 2013, until maturity.  The Company used the net proceeds of this offering to repay indebtedness under the Company’s $600.0 million unsecured line of credit facility and for other general corporate and working capital purposes.

During the third quarter of 2012, the Company issued $300 million of senior unsecured bonds due August 2022 with a coupon rate of 3.625% per annum and payable on February 15th and August 15th of each year, beginning February 15, 2013.

As of December 31, 2014, the Company had a $225.0 million unsecured term loan outstanding at a weighted average effective interest rate of 2.4%.  The term loan has a variable interest rate of LIBOR plus 1.05%. The Company has entered into interest rate swap contracts for a term of five years with a notional amount totaling $225.0 million, which effectively converted the interest rate on $225.0 million of the term loan to a fixed rate of 2.4%.

As of December 31, 2014, the Company’s mortgage notes payable totaled $2.2 billion which consisted of $2.1 billion in fixed rate debt with interest rates varying from 4.3% to 6.4% and maturity dates ranging from 2015 to 2021 and $179.2 million of tax-exempt variable rate demand notes with a weighted average interest rate of 1.8%. The tax-exempt variable rate demand notes have maturity dates ranging from 2025 to 2040, and $153.2 million are subject to interest rate caps.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2014 and 2013.

The Company pays quarterly dividends from cash available for distribution. Until it is distributed, cash available for distribution is invested by the Company primarily in investment grade securities held available for sale or is used by the Company to reduce balances outstanding under its line of credit.

The Company has benefited from borrowing from Fannie Mae and Freddie Mac, and there are no assurances that these entities will lend to the Company in the future.  To the extent that the Company’s access to capital and credit is at a higher cost than the Company has experienced in recent years (reflected in higher interest rates for debt financing or a lower stock price for equity financing) the Company’s ability to make acquisitions, develop communities, obtain new financing, and refinance existing borrowing at competitive rates could be adversely impacted.  For the past two years the Company has primarily issued unsecured debt and repaid secured debt when it has matured to place less reliance on mortgage debt financing, and to unencumber more of the Company's communities.

Derivative Activity

The Company uses interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $225.0 million that effectively fixed the interest rate on the $225.0 million unsecured term loan at 2.4%.  These derivatives qualify for hedge accounting.

As of December 31, 2014 the Company also had nine interest rate cap contracts totaling a notional amount of $153.2 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $153.2 million of the Company’s tax exempt variable rate debt.

As of December 31, 2014 and 2013, the aggregate carrying value of the interest rate swap contracts was a liability of $1.8 million and $2.7 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheets as of December 31, 2014 and 2013.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense was not significant for the years ended December 31, 2014, 2013 and 2012.

Issuance of Common Stock

In 2014, the Company filed a new shelf registration statement with the SEC, allowing the Company to sell an undetermined number or amount of certain equity (only ESS) and debt securities as defined in the prospectus.

ESS has entered into equity distribution agreements with Cantor Fitzgerald & Co., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Citigroup Global Markets Inc, Jefferies LLC ("Jefferies"), J.P. Morgan Securities LLC ("JP Morgan"), Liquidnet, Inc., Mitsubishi UFJ Securities(USA), Inc, and UBS Securities LLC ("UBS").  Pursuant to its equity distribution program, in 2014, ESS issued 2,964,315 shares of common stock for $534.0 million, net of fees and commissions, and in 2013, ESS issued 913,344 shares of common stock for proceeds of $138.4 million, net of fees and commissions.  During the first quarter of 2015 through February 24, 2015, ESS has issued 636,021 shares of common stock at an average price of $224.76 for proceeds of $142.0 million, net of fees and commissions.  Under this program, ESS may from time to time sell shares of common stock into the existing trading market at current market prices, and the Company anticipates using the net proceeds, which are contributed to the Operating Partnership, to pay down debt, acquire apartment communities and fund the development pipeline.  As of February 24, 2015, ESS may sell an additional 413,979,566 shares under the current equity distribution program.

Capital Expenditures

Non-revenue generating capital expenditures are improvements and upgrades that extend the useful life of the property.  For the year ended December 31, 2014, non-revenue generating capital expenditures totaled approximately $1,198 per unit. The Company expects to incur approximately $1,200 per unit in non-revenue generating capital expenditures for the year ending December 31, 2015.  These expenditures do not include the improvements required in connection with the origination of mortgage loans, expenditures for deferred maintenance on acquisition properties, and expenditures for property renovations and improvements which are expected to generate additional revenue.  The Company expects that cash from operations and/or its lines of credit will fund such expenditures.  However, there can be no assurance that the actual expenditures incurred during 2015 and/or the funding thereof will not be significantly different than the Company’s current expectations.

Development and Predevelopment Pipeline

The Company defines development activities as new communities that are in various stages of active development, or the community is in lease-up and phases of the project are not completed.  As of December 31, 2014, the Company had two consolidated development projects comprised of 624 units with an estimated cost of $447.0 million of which $58.0 million remains to be expended, and ten unconsolidated joint venture active development projects comprised of 2,296 units with an estimated cost of $1.0 billion, of which $362.0 million remains to be expended. The Company's share of these estimated remaining project costs is approximately $192.0 million.

The Company defines the predevelopment pipeline as proposed communities in negotiation or in the entitlement process with a high likelihood of becoming entitled development projects.  The Company may also acquire land for future development purposes or sale.

The Company expects to fund the development and predevelopment pipeline by using a combination of some or all of the following sources: its working capital, amounts available on its lines of credit, construction loans, net proceeds from public and private equity and debt issuances, and proceeds from the disposition of properties, if any.

Redevelopment Pipeline

The Company defines redevelopment communities as existing properties owned or recently acquired, which have been targeted for additional investment by the Company with the expectation of increased financial returns through property improvement.  During redevelopment, apartment units may not be available for rent and, as a result, may have less than stabilized operations.  As of December 31, 2014, the Company had ownership interests in three major redevelopment communities aggregating 963 apartment units with estimated redevelopment costs of $122.0 million, of which approximately $96.4 million remains to be expended.

Alternative Capital Sources

Wesco, I LLC (“Wesco I”) is a 50/50 programmatic joint venture with an institutional partner for a total equity commitment of $300.0 million.  Each partner’s equity commitment is $150.0 million.  Wesco I will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate.  The Company has contributed $150.0 million to Wesco I, and as of December 31, 2014, Wesco I owned nine apartment communities with 2,713 units with an aggregate carrying value of approximately $682.4 million.

During 2012, the Company entered into a 50/50 programmatic joint venture, Wesco III LLC (“Wesco III”), with an institutional partner for a total equity commitment from the parties of $120.0 million.  Each partner’s equity commitment is $60.0 million, and Wesco III will utilize debt targeted at approximately 50% of the cost to acquire and improve real estate. During the first quarter of 2014, BRE contributed three assets to Wesco III. The Company has contributed $39.7 million to Wesco III and, as of December 31, 2014, Wesco III owned six apartment communities with 993 units for an aggregate carrying value of approximately $230.7 million.

Investments with Wesco I or Wesco III must meet certain criteria to qualify for inclusion in the joint ventures and both partners must approve any new acquisitions and material dispositions. The joint ventures have an investment period of up to two years.  The Company records revenue for its asset management, property management, development, and redevelopment services when earned, and promote income when realized, if Wesco I or Wesco III exceeds certain financial return benchmarks.

During the second quarter of 2013, the Company provided two short-term bridge loans to Wesco III totaling $56.8 million to assist with the purchase of the Regency at Mountain View and Gas Company Lofts and both loans were at a rate of LIBOR + 2.50%. Wesco III repaid these two loans on Regency at Mountain View and Gas Company Lofts in January 2014 and April 2014, respectively.

On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV LLC (“Wesco IV”) and a
50% interest in BEXAEW LLC (“BEXAEW”). Wesco IV and BEXAEW’s remaining 50% interest is owned by institutional partners. Wesco IV and BEXAEW expect to utilize debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees. In addition, Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and, upon the achievement of certain performance measures, is entitled to promote income. As of December 31, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate carrying value of approximately $297.9 million. As of December 31, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate carrying value of approximately $519.2 million.

Contractual Obligations and Commercial Commitments

The following table summarizes the maturity or due dates of the Company’s contractual obligations and other commitments at December 31, 2014, and the effect such obligations could have on the Company’s liquidity and cash flow in future periods ($ in thousands):

	2015	2016 and 2017	2018 and 2019	Thereafter	Total
Mortgage notes payable	$94,580	$240,164	$885,881	$941,526	$2,162,151
Unsecured debt	—	715,000	75,000	1,800,000	2,590,000
Lines of credit	—	16,577	—	229,814	246,391
Interest on indebtedness (1)	188,481	353,889	286,471	326,666	1,155,507
Development commitments (including co-investments)	185,651	63,319	578	—	249,548
	$468,712	$1,388,949	$1,247,930	$3,298,006	$6,403,597

(1)	Interest on indebtedness for variable debt was calculated using interest rates as of December 31, 2014.

Variable Interest Entities

In accordance with accounting standards for consolidation of variable interest entities (VIEs), the Company consolidates 17 DownREIT limited partnerships (comprising ten communities).  The Company consolidates these entities because it is deemed the primary beneficiary.  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $200.0 million and $196.6 million, respectively, as of December 31, 2014, and $194.9 million and $178.3 million respectively, as of December 31, 2013.  Interest holders in VIEs consolidated by the Company are allocated net income equal to the cash payments made to those interest holders for services rendered or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.  As of December 31, 2014, the Company did not have any VIE’s of which it was not deemed to be the primary beneficiary.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles, requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities.  The Company defines critical accounting policies as those accounting policies that require the Company's management to exercise their most difficult, subjective and complex judgments.  The Company’s critical accounting policies relate principally to the following key areas: (i) accounting for business combinations; (ii) consolidation under applicable accounting standards of various entities; (iii) assessing the carrying values of the Company's real estate and investments in and advances to joint ventures and affiliates; and (iv) internal cost capitalization.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates made by management.

The Company accounts for its business combinations, including the merger and other acquisitions of investments in real estate, in accordance with ASC 805-10, Business Combinations, which requires the acquired tangible and intangible assets and liabilities to be recorded at fair value, with excess purchase price, if any, recorded to goodwill. The Company must make significant assumptions in determining the fair value of the tangible and intangible assets and liabilities acquired and consideration transferred. The use of different assumptions in estimating the fair value could affect the measurement and timing of recognition of acquired assets and liabilities and related expenses.

The consideration transferred in a business combination is generally measured at fair value. For debt assumed by the Company, the fair value is determined using estimated market interest rates for debt with comparable terms in place at the time of the acquisition. For equity issued by the Company, the fair value is generally based on the fair value of the Company’s equity interests at the date of issuance.

The fair value of the tangible assets, which principally includes land and building, is determined first by valuing the property as a whole as if it were vacant, using stabilized net operating income and market specific capitalization rates. The fair value of the land and building is then recorded based on its estimated fair value.

In calculating the fair value of identified intangible assets of an acquired property, the in-place leases are valued based on in-place rent rates and estimated time and cost to lease a unit.

The initial purchase accounting is based on the Company’s preliminary assessment, which may differ when additional information becomes available. Subsequent adjustments made to the initial purchase accounting, if any, are made within the measurement period, which will be finalized within one year of the acquisition date.

The Company assesses each entity in which it has an investment or contractual relationship to determine if it may be deemed to be a VIE.  If such an entity is a VIE, then the Company performs an analysis to determine who is the primary beneficiary.  If the Company is the primary beneficiary, then the entity is consolidated.  The analysis required to identify VIEs and primary beneficiaries is complex and judgmental, and the analysis must be applied to various types of entities and legal structures.

The Company assesses the carrying value of its real estate investments by monitoring investment market conditions and performance compared to budget for operating properties and joint ventures, and by monitoring estimated costs for properties under development.  Local market knowledge and data is used to assess carrying values of properties and the market value of acquisition opportunities.  Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment may not be fully recoverable, the carrying amount is evaluated.  If the sum of the property’s expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Adverse changes in market conditions or poor operating results of real estate investments could result in impairment charges.  When the Company determines that a property is held for sale, it discontinues the periodic depreciation of that property.  The criteria for determining when a property is held for sale requires judgment and has potential financial statement impact as depreciation would cease and an impairment loss could occur upon determination of held for sale status.  Assets held for sale are reported at the lower of the carrying amount or estimated fair value less costs to sell.

Further, the Company evaluates whether its co-investments are other than temporarily impaired and, if so, records an impairment loss equal to the excess of the co-investments' carrying value over its estimated fair value.

The Company capitalizes all direct and certain indirect costs, including interest and real estate taxes, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s accounting estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development.

The Company bases its accounting estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

Net Operating Income (“NOI”)

Same-Property net operating income (“NOI”) is considered by management to be an important supplemental performance measure to earnings from operations included in the Company’s consolidated statements of operations.   The presentation of Same-Property NOI assists with the presentation of the Company’s operations prior to the allocation of depreciation and any corporate-level or financing-related costs.  NOI reflects the operating performance of a community and allows for an easy comparison of the operating performance of individual communities or groups of communities. Prospective buyers of real estate have different financing and overhead structures, with varying marginal impacts to overhead by acquiring real estate, and NOI is considered by many in the real estate industry to be a useful measure for determining the value of a real estate asset or group of assets.  The Company defines Same-Property NOI as Same-Property revenue less Same-Property operating expenses.

The reconciliation of earnings from operations to Same-Property NOI for the periods presented:

	2014	2013	2012
Earnings from operations	$201,514	$188,705	$167,025
Adjustments:
General and administrative	40,878	26,684	24,573
Management and other fees from affiliates	(9,347)	(7,263)	(8,457)
Depreciation and amortization	360,592	192,420	169,173
Merger and integration expenses	53,530	4,284	—
Acquisition and disposition costs	1,878	1,161	2,215
Net operating income	649,045	405,991	354,529
Less: Non Same-Property NOI	(234,147)	(26,073)	(16,698)
Same-Property NOI	$414,898	$379,918	$337,831

Forward Looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K which are not historical facts may be considered forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company's expectations, hopes, intentions, beliefs and strategies regarding the future.  Forward looking statements include statements regarding the Company's expectations as to the timing of completion of current development and redevelopment projects and the stabilization dates of such projects, expectation as to the total projected costs of development and redevelopment projects, beliefs as to the adequacy of future cash flows to meet operating requirements, anticipated cash needs to provide for dividend payments in accordance with REIT requirements, expectations as to the amount of non-revenue generating capital expenditures, future acquisitions, the Company's development and redevelopment pipeline and the sources of funding for it, the anticipated performance of existing properties, the effect of property sales on future results, anticipated property and growth trends in various geographic regions, statements regarding the Company’s expected 2015 Same-Property revenue, and 2015 Same-Property operating expenses, statements regarding the Company's financing activities, and the use of proceeds from such activities.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors including, but not limited to, that the Company will fail to achieve its business objectives, that the actual completion of development and redevelopment projects will be subject to delays, that the stabilization dates of such projects will be delayed, that the total projected costs of current development and redevelopment projects will exceed expectations, that such development and redevelopment projects will not be completed, that development and redevelopment projects and acquisitions will fail to meet expectations, that estimates of future income from an acquired property may prove to be inaccurate, that future cash flows will be inadequate to meet operating requirements and/or will be insufficient to provide for dividend payments in accordance with REIT requirements, that the actual non-revenue generating capital expenditures will exceed the Company's current expectations, that there may be a downturn in the markets in which the Company's communities are located, that the terms of any refinancing may not be as favorable as the terms of existing indebtedness, as well as those risks, special considerations, and other factors discussed in Item 1A, Risk Factors, of this Form 10-K, and those risk factors and special considerations set forth in the Company’s other filings with the SEC which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  All forward-looking statements are made as of today, and the Company assumes no obligation to update this information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Interest Rate Hedging Activities

The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company entered into interest rate swaps as part of its cash flow hedging strategy.  As of December 31, 2014, the Company has seven interest rate swap contracts to mitigate the risk of changes in the interest-related cash outflows on $225.0 million of the five-year unsecured term debt.  As of December 31, 2014, the Company also had $189.2 million of variable rate indebtedness, of which $153.2 million is subject to interest rate cap protection.   All of the Company’s derivative instruments are designated as cash flow hedges, and the Company does not have any fair value hedges as of December 31, 2014.  The following table summarizes the notional amount, carrying value, and estimated fair value of the Company’s derivative instruments used to hedge interest rates as of December 31, 2014.   The notional amount represents the aggregate amount of a particular security that is currently hedged at one time, but does not represent exposure to credit, interest rates or market risks.  The table also includes a sensitivity analysis to demonstrate the impact on the Company’s derivative instruments from an increase or decrease in 10-year Treasury bill interest rates by 50 basis points, as of December 31, 2014.

			Carrying and	Estimated Carrying Value
		Maturity	Estimate	+ 50	- 50
($ in thousands)	Notional Amount	Date Range	Fair Value	Basis Points	Basis Points
Cash flow hedges:
Interest rate swaps	$225,000	2016-2017	$(1,767)	$148	$(3,846)
Interest rate caps	153,239	2015-2019	—	50	—
Total cash flow hedges	$378,239	2015-2019	$(1,767)	$198	$(3,846)

Interest Rate Sensitive Liabilities

The Company is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of the Company’s real estate investment portfolio and operations. The Company’s interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year of expected maturity to evaluate the expected cash flows. Management has estimated that the fair value of the Company’s $4.4 billion of fixed rate debt at December 31, 2014, to be $4.6 billion.  Management has estimated the fair value of the Company’s $660.6 million of variable rate debt at December 31, 2014, is $656.3 million based on the terms of existing mortgage notes payable and variable rate demand notes compared to those available in the marketplace ($ in thousands).

	For the Years Ended December 31,
	2015	2016	2017	2018	2019	Thereafter		Total	Fair value
Fixed rate debt	$94,580	$191,481	$538,683	$320,080	$630,801	$2,562,324		$4,337,949	$4,531,964
Average interest rate	5.1%	4.5%	3.3%	5.5%	4.3%	3.9%
Variable rate debt	$—	$216,577	$25,000	$—	$239,814	$179,202	(1)	$660,593	$656,345
Average interest rate	—	2.2%	2.2%	—	1.7%	1.9%

(1)	$153.2 million subject to interest rate caps.

The table incorporates only those exposures that exist as of December 31, 2014; it does not consider those exposures or positions that could arise after that date.  As a result, the Company’s ultimate realized gain or loss, with respect to interest rate fluctuations and hedging strategies would depend on the exposures that arise during the period.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this Form 10-K. See Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Essex Property Trust, Inc.

As of December 31, 2014, ESS carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, ESS’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, ESS’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by ESS in the reports that ESS files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that ESS  files or submits under the Exchange Act is accumulated and communicated to the ESS’s management, including ESS’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in ESS’s internal control over financial reporting, that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, ESS’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

ESS’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). ESS’s management assessed the effectiveness of ESS’s internal control over financial reporting as of December 31, 2014. In making this assessment, ESS’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). ESS’s management has concluded that, as of December 31, 2014, its internal control over financial reporting was effective based on these criteria. ESS’s independent registered public accounting firm, KPMG LLP, has issued an attestation report over ESS’s internal control over financial reporting, which is included herein.

Essex Portfolio, L.P.

As of December 31, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner concluded that as of December 31, 2014, the Operating Partnership’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Operating Partnership in the reports that the files or submits under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such disclosure controls and procedures were also effective to ensure that information required to be disclosed in the reports that the Operating Partnership files or submits under the Exchange Act is accumulated and communicated to the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of the general partner, to allow timely decisions regarding required disclosure.

There were no changes in the Operating Partnership’s internal control over financial reporting, that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Operating Partnership’s management used the criteria set forth in the report entitled “Internal Control-Integrated Framework (1992)” published by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Operating Partnership’s management has concluded that, as of December 31, 2014, its internal control over financial reporting was effective based on these criteria.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2015 Annual Meeting of Shareholders, under the heading “Board and Corporate Governance Matters,” to be filed with the SEC within 120 days of December 31, 2014.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2015 Annual Meeting of Shareholders, under the headings “Executive Compensation and Other Information” and “Election of Directors – Governance, Board, and Committee Meetings: Compensation of Directors,” to be filed with the SEC within 120 days of December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2015 Annual Meeting of Shareholders, under the heading “Security Ownership of Certain Beneficial Owners and Management,” to be filed with the SEC within 120 days of December 31, 2014.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2015 Annual Meeting of Shareholders, under the heading “Certain Relationships and Related Transactions,” to be filed with the SEC within 120 days of December 31, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference from our Proxy Statement, relating to our 2015 Annual Meeting of Shareholders, under the headings “Report of the Audit Committee” and “Fees of KPMG LLP,” to be filed with the SEC within 120 days of December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Financial Statements

(1) Consolidated Financial Statements of Essex Property Trust, Inc.	Page

Report of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets: As of December 31, 2014 and 2013	F- 4

Consolidated Statements of Income: Years ended December 31, 2014, 2013, and 2012	F- 5

Consolidated Statements of Comprehensive Income: Years ended December 31, 2014, 2013, and 2012	F- 6

Consolidated Statements of Equity: Years ended December 31, 2014, 2013, and 2012	F- 7

Consolidated Statements of Cash Flows: Years ended December 31, 2014, 2013, and 2012	F- 10

Notes to Consolidated Financial Statements	F- 21

(2) Consolidated Financial Statements of Essex Portfolio, L.P.

Report of Independent Registered Public Accounting Firm	F- 3

Consolidated Balance Sheets: As of December 31, 2014 and 2013	F- 12

Consolidated Statements of Income: Years ended December 31, 2014, 2013, and 2012	F- 14

Consolidated Statements of Comprehensive Income: Years ended December 31, 2014, 2013, and 2012	F- 15

Consolidated Statements of Capital: Years ended December 31, 2014, 2013, and 2012	F- 16

Consolidated Statements of Cash Flows: Years ended December 31, 2014, 2013, and 2012	F- 19

Notes to Consolidated Financial Statements	F- 21

(3) Financial Statement Schedule – Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014.	F- 56

(4) See the Exhibit Index immediately following the signature page and certifications for a list of exhibits filed or incorporated by reference as part of this report.

(B) Exhibits

The Company hereby files, as exhibits to this Form 10-K, those exhibits listed on the Exhibit Index referenced in Item 15(A)(4) above.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Essex Property Trust, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of Essex Property Trust, Inc.’s internal control over financial reporting.

As discussed in note 2 to the consolidated financial statements, Essex Property Trust, Inc. changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Essex Property Trust, Inc.:

We have audited Essex Property Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Essex Property Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on Essex Property Trust, Inc.'s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Essex Property Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Essex Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015, expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
March 2, 2015

Report of Independent Registered Public Accounting Firm

The General Partner
Essex Portfolio, L.P.:

We have audited the accompanying consolidated balance sheets of Essex Portfolio, L.P. (the Operating Partnership) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule III. These consolidated financial statements and the accompanying financial statement schedule III are the responsibility of Operating Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the accompanying financial statement schedule III based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Essex Portfolio, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, Essex Portfolio, L.P. changed its method for reporting discontinued operations in 2014 due to the adoption of FASB Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

/S/ KPMG LLP
KPMG LLP

San Francisco, California
March 2, 2015

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except share amounts)

	2014	2013
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,426,496	$1,083,552
Buildings and improvements	8,826,015	4,360,205
	11,252,511	5,443,757
Less: accumulated depreciation	(1,564,806)	(1,254,886)
	9,687,705	4,188,871
Real estate under development	434,371	50,430
Co-investments	1,036,411	677,133
Real estate held for sale, net	56,300	—
	11,214,787	4,916,434
Cash and cash equivalents-unrestricted	25,281	18,491
Cash and cash equivalents-restricted	70,139	35,275
Marketable securities and other investments	117,240	90,084
Notes and other receivables	24,923	68,255
Prepaid expenses and other assets	33,318	29,268
Acquired in-place lease value	47,747	4,513
Deferred charges, net	29,439	24,519
Total assets	$11,562,874	$5,186,839
LIABILITIES AND EQUITY
Mortgage notes payable	$2,245,944	$1,404,080
Unsecured debt	2,617,482	1,410,023
Lines of credit	246,391	219,421
Accounts payable and accrued liabilities	142,135	67,183
Construction payable	30,892	8,047
Dividends payable	88,221	50,627
Other liabilities	32,485	24,871
Total liabilities	5,403,550	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	23,256	—
Cumulative convertible 4.875% Series G preferred stock; $.0001 par value: 5,980,000 issued, and 0 and 178,249 outstanding	—	4,349
Equity:
Common stock; $.0001 par value, 656,020,000 shares authorized; 63,682,646 and 37,421,219 shares issued and outstanding, respectively	6	4
Cumulative redeemable 7.125% Series H preferred stock at liquidation value	73,750	73,750
Excess stock; $.0001 par value, 330,000,000 shares authorized and no shares issued or outstanding	—	—
Additional paid-in capital	6,651,165	2,345,763
Distributions in excess of accumulated earnings	(650,797)	(474,426)
Accumulated other comprehensive loss, net	(51,452)	(60,472)
Total stockholders' equity	6,022,672	1,884,619
Noncontrolling interest	113,396	113,619
Total equity	6,136,068	1,998,238
Total liabilities and equity	$11,562,874	$5,186,839
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share and share amounts)

	2014	2013	2012
Revenues:
Rental and other property	$959,958	$602,003	$526,696
Management and other fees from affiliates	9,347	7,263	8,457
	969,305	609,266	535,153
Expenses:
Property operating, excluding real estate taxes	203,040	138,736	123,813
Real estate taxes	107,873	57,276	48,354
Depreciation and amortization	360,592	192,420	169,173
General and administrative	40,878	26,684	24,573
Merger and integration expenses	53,530	4,284	—
Acquisition and disposition costs	1,878	1,161	2,215
	767,791	420,561	368,128
Earnings from operations	201,514	188,705	167,025
Interest expense	(164,551)	(116,524)	(111,888)
Interest and other income	11,811	11,633	13,833
Equity income from co-investments	39,893	55,865	41,745
Loss on early retirement of debt, net	(268)	(300)	(5,009)
Gain on sale of real estate and land	46,039	1,503	—
Gain on remeasurement of co-investment	—	—	21,947
Income before discontinued operations	134,438	140,882	127,653
Income from discontinued operations	—	31,173	11,937
Net income	134,438	172,055	139,590
Net income attributable to noncontrolling interest	(12,288)	(15,772)	(14,306)
Net income attributable to controlling interest	122,150	156,283	125,284
Dividends to preferred stockholders	(5,291)	(5,472)	(5,472)
Net income available to common stockholders	$116,859	$150,811	$119,812
Per share data:
Basic:
Income before discontinued operations available to common stockholders	$2.07	$3.26	$3.10
Income from discontinued operations available to common stockholders	—	0.79	0.32
Net income available to common stockholders	$2.07	$4.05	$3.42
Weighted average number of shares outstanding during the year	56,546,959	37,248,960	35,032,491
Diluted:
Income before discontinued operations available to common stockholders	$2.06	$3.25	$3.09
Income from discontinued operations available to common stockholders	—	0.79	0.32
Net income available to common stockholders	$2.06	$4.04	$3.41
Weighted average number of shares outstanding during the year	56,696,525	37,335,295	35,124,921
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net income	$134,438	$172,055	$139,590
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and reclassification to interest expense	4,168	12,614	3,402
Changes in fair value of marketable securities	6,302	(1,556)	1,411
Reversal of unrealized gains upon the sale of marketable securities	(886)	(1,767)	(1,082)
Total other comprehensive income	9,584	9,291	3,731
Comprehensive income	144,022	181,346	143,321
Comprehensive income attributable to noncontrolling interest	(12,852)	(16,274)	(14,527)
Comprehensive income attributable to controlling interest	$131,170	$165,072	$128,794
See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Equity
Years ended December 31, 2014, 2013 and 2012
(Dollars and shares in thousands)

	Preferred stock		Common stock		Additional paid-in	Distributions in excess of accumulated	Accumulated other comprehensive(loss) income,	Noncontrolling
	Shares	Amount	Shares	Amount	capital	earnings	net	Interest	Total
Balances at December 31, 2011	2,950	$73,750	33,888	$3	$1,844,611	$(408,066)	$(72,771)	$116,201	$1,553,728
Net income	—	—	—	—	—	125,284	—	14,306	139,590
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,018)	(64)	(1,082)
Changes in fair value of cash flow hedges and amortization of settlement swaps	—	—	—	—	—	—	3,183	219	3,402
Changes in fair value of marketable securities	—	—	—	—	—	—	1,345	66	1,411
Issuance of common stock under:
Stock option plans	—	—	151	—	4,675	—	—	—	4,675
Sale of common stock	—	—	2,404	—	357,720	—	—	—	357,720
Equity based compensation costs	—	—	—	—	(430)	—	—	2,231	1,801
Contributions from noncontrolling interest	—	—	—	—	—	—	—	4,232	4,232
Redemptions of noncontrolling interest	—	—	—	—	(1,798)	—	—	(5,188)	(6,986)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(16,691)	(16,691)
Common and preferred stock dividends declared	—	—	—	—	—	(161,684)	—	—	(161,684)
Balances at December 31, 2012	2,950	73,750	36,443	3	2,204,778	(444,466)	(69,261)	115,312	1,880,116
Net income	—	—	—	—	—	156,283	—	15,772	172,055
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,673)	(94)	(1,767)
Changes in fair value of cash flow hedges and amortization of settlement swaps	—	—	—	—	—	—	11,934	680	12,614
Changes in fair value of marketable securities	—	—	—	—	—	—	(1,472)	(84)	(1,556)
Issuance of common stock under:

Stock option plans	—	$—	65	—	7,244	—	—	—	7,244
Sale of common stock	—	—	913	1	138,365	—	—	—	138,366
Equity-based compensation costs	—	—	—	—	(907)	—	—	2,515	1,608
Redemptions of noncontrolling interest	—	—	—	—	(3,717)	—	—	(1,994)	(5,711)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(18,488)	(18,488)
Common and preferred stock dividends declared	—	—	—	—	—	(186,243)	—	—	(186,243)
Balances at December 31, 2013	2,950	73,750	37,421	4	2,345,763	(474,426)	(60,472)	113,619	1,998,238
Net income	—	—	—	—	—	122,150	—	12,288	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(841)	(45)	(886)
Changes in fair value derivatives and amortization of settlement swaps	—	—	—	—	—	—	3,721	447	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,140	162	6,302
Issuance of common stock under:
Stock consideration in the Merger, net			23,067	2	3,774,085			—	3,774,087
Stock option and restricted stock plans	—	—	218	—	11,024	—	—	—	11,024
Equity distribution agreements, net	—	—	2,943	—	532,670	—	—	—	532,670
Equity-based compensation costs	—	—	—	—	5,719	—	—	6,153	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	—	—	—	(19,823)	—	—	(1,067)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	—	—	—	312	—	—	—	312
Conversion of Series G preferred stock	—	—	34	—	4,349	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	—	—	—	—	1,419,816	1,419,816
Retirement of noncontrolling interest	—	—	—	—	—	—	—	(1,419,816)	(1,419,816)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(17,069)	(17,069)

Redemptions of noncontrolling interest	—	—	—	—	(2,934)	—	—	(1,092)	(4,026)
Common and preferred stock dividends declared	—	—	—	—	—	(298,521)	—	—	(298,521)
Balances at December 31, 2014	2,950	$73,750	63,683	$6	$6,651,165	$(650,797)	$(51,452)	$113,396	$6,136,068

See accompanying notes to consolidated financial statements.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$134,438	$172,055	$139,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,592	193,518	170,686
Earnings from co-investments	(33,335)	(14,613)	(12,633)
Company's share of gain on the sales of co-investments	(6,558)	(41,252)	(29,112)
Operating distributions from co-investments	49,486	19,636	14,259
Gain on the sales of real estate and land	(46,039)	(30,725)	(10,870)
Loss on early retirement of debt, net	268	300	5,009
Gain on sale of marketable securities	(886)	(1,767)	(819)
Amortization of (premium) discount and financing costs, net	(14,672)	12,216	11,644
Amortization of discount on notes receivables	—	(844)	(1,832)
Amortization of discount on marketable securities	(9,325)	(6,556)	(5,127)
Non cash merger and integration expenses	9,025	—	—
Equity-based compensation	8,740	4,508	4,141
Gain on remeasurement of co-investment	—	—	(21,947)
Changes in operating assets and liabilities:
Prepaid expenses, in-place lease value, receivables and other assets	15,828	(1,588)	(9,488)
Accounts payable and accrued liabilities	24,233	72	12,360
Other liabilities	1,188	22	1,638
Net cash provided by operating activities	492,983	304,982	267,499
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(387,547)	(348,774)	(393,771)
Redevelopment	(81,429)	(47,289)	(46,647)
Acquisition of and additions to real estate under development	(152,766)	(17,757)	(29,196)
Capital expenditures on rental properties	(78,864)	(56,919)	(45,368)
Proceeds from insurance for property losses	35,547	—	—
BRE merger consideration paid	(555,826)	—	—
Acquisition of membership interest in co-investment	—	—	(85,000)
Dispositions of real estate	141,189	65,496	27,800
Dispositions of co-investments	13,900	—	—
Changes in restricted cash and refundable deposits	(36,582)	(9,149)	(6,069)
Purchases of marketable securities	(20,516)	(16,442)	(73,735)
Sales and maturities of marketable securities	8,753	24,172	61,703
Purchases of and advances under notes and other receivables	—	(56,750)	(26,000)
Collections of notes and other receivables	76,585	53,438	14,525
Contributions to co-investments	(246,006)	(162,578)	(260,153)
Non-operating distributions from co-investments	136,406	118,856	49,773
Net cash used in investing activities	(1,147,156)	(453,696)	(812,138)
Cash flows from financing activities:

Borrowings under debt agreements	2,093,406	969,061	1,745,853
Repayment of debt	(1,814,020)	(750,900)	(1,371,317)
Additions to deferred charges	(17,402)	(7,402)	(6,707)
Equity related issuance cost	(1,391)	(617)	(309)
Net proceeds from stock options exercised	11,039	4,958	2,643
Net proceeds from issuance of common stock	532,770	138,366	357,720
Contributions from noncontrolling interest	—	—	2,400
Distributions to noncontrolling interest	(17,465)	(18,488)	(16,691)
Redemption of noncontrolling interest	(5,753)	(5,711)	(6,986)
Common and preferred stock dividends paid	(260,574)	(180,668)	(156,250)
Net cash provided by financing activities	520,610	148,599	550,356
Cash acquired from the BRE merger	140,353	—	—
Net increase (decrease) in cash and cash equivalents	6,790	(115)	5,717
Cash and cash equivalents at beginning of year	18,491	18,606	12,889
Cash and cash equivalents at end of year	$25,281	$18,491	$18,606

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$130,691	$103,516	$95,597
Interest capitalized	$22,510	$16,486	$10,346

Supplemental disclosure of noncash investing and financing activities (1):
Issuance of Operating Partnership units for contributed properties	$1,419,816	$—	$—
Retirement of Operating Partnership units	$(1,419,816)	$—	$—
Transfer from real estate under development to rental properties	$10,203	$68	$6,632
Transfer from real estate under development to co-investments	$83,574	$27,906	$—
Transfer from co-investments to rental properties	$—	$—	$148,053
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$18,766	$—	$—
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$72,568	$—	$82,133
Contribution of note receivable to co-investment	$—	$—	$12,325
Change in accrual of dividends	$37,594	$5,575	$5,441
Change in construction payable	$22,845	$2,655	$1,113
Common stock proceeds receivables	$1,258	$—	$—

(1)	See note 2(r) for details of noncash investing and financing activities related to the BRE merger.

See accompanying notes to consolidated financial statements

    ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except per unit amounts)

	2014	2013
ASSETS
Real estate:
Rental properties:
Land and land improvements	$2,426,496	$1,083,552
Buildings and improvements	8,826,015	4,360,205
	11,252,511	5,443,757
Less: accumulated depreciation	(1,564,806)	(1,254,886)
	9,687,705	4,188,871
Real estate under development	434,371	50,430
Co-investments	1,036,411	677,133
Real estate held for sale, net	56,300	—
	11,214,787	4,916,434
Cash and cash equivalents-unrestricted	25,281	18,491
Cash and cash equivalents-restricted	70,139	35,275
Marketable securities and other investments	117,240	90,084
Notes and other receivables	24,923	68,255
Prepaid expenses and other assets	33,318	29,268
Acquired in-place lease value	47,747	4,513
Deferred charges, net	29,439	24,519
Total assets	$11,562,874	$5,186,839
LIABILITIES AND CAPITAL
Mortgage notes payable	$2,245,944	$1,404,080
Unsecured debt	2,617,482	1,410,023
Lines of credit	246,391	219,421
Accounts payable and accrued liabilities	142,135	67,183
Construction payable	30,892	8,047
Distributions payable	88,221	50,627
Other liabilities	32,485	24,871
Total liabilities	5,403,550	3,184,252
Commitments and contingencies
Redeemable noncontrolling interest	23,256	—
Cumulative convertible Series G 4.875% preferred interest (liquidation value of $4,456 at December 31, 2013)	—	4,349
Capital:
General Partner:
Common equity (63,682,646 and 37,421,219 units issued and outstanding, respectively)	6,002,915	1,873,882
Series H 7.125% Preferred interest (liquidation value of $73,750)	71,209	71,209
	6,074,124	1,945,091
Limited Partners:
Common equity (2,201,810 and 2,149,802 units issued and outstanding, respectively)	48,665	45,957
Accumulated other comprehensive loss	(49,356)	(58,940)
Total partners' capital	6,073,433	1,932,108
Noncontrolling interest	62,635	66,130
Total capital	6,136,068	1,998,238
Total liabilities and capital	$11,562,874	$5,186,839

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARES
Consolidated Statements of Income
Years ended December 31, 2014, 2013, and 2012
(Dollars in thousands, except per unit and unit amounts)

	2014	2013	2012
Revenues:
Rental and other property	$959,958	$602,003	$526,696
Management and other fees from affiliates	9,347	7,263	8,457
	969,305	609,266	535,153
Expenses:
Property operating, excluding real estate taxes	203,040	138,736	123,813
Real estate taxes	107,873	57,276	48,354
Depreciation and amortization	360,592	192,420	169,173
General and administrative	40,878	26,684	24,573
Merger and integration expenses	53,530	4,284	—
Acquisition and disposition costs	1,878	1,161	2,215
	767,791	420,561	368,128
Earnings from operations	201,514	188,705	167,025
Interest expense	(164,551)	(116,524)	(111,888)
Interest and other income	11,811	11,633	13,833
Equity income from co-investments	39,893	55,865	41,745
Loss on early retirement of debt, net	(268)	(300)	(5,009)
Gain on sale of real estate and land	46,039	1,503	—
Gain on remeasurement of co-investment	—	—	21,947
Income before discontinued operations	134,438	140,882	127,653
Income from discontinued operations	—	31,173	11,937
Net income	134,438	172,055	139,590
Net income attributable to noncontrolling interest	(7,421)	(6,834)	(6,347)
Net income attributable to controlling interest	127,017	165,221	133,243
Preferred interest distributions - Series F, G, & H	(5,291)	(5,472)	(5,472)
Net income available to common unitholders	$121,726	$159,749	$127,771
Per unit data:
Basic:
Income before discontinued operations available to common unitholders	$2.07	$3.27	$3.11
Income from discontinued operations	—	0.79	0.32
Net income available to common unitholders	$2.07	$4.06	$3.43
Weighted average number of common units outstanding during the year	58,771,666	39,380,385	37,251,537
Diluted:
Income before discontinued operations available to common unitholders	$2.07	$3.26	$3.10
Income from discontinued operations	—	0.79	0.32
Net income available to common unitholders	$2.07	$4.05	$3.42
Weighted average number of common units outstanding during the year	58,921,232	39,466,720	37,343,967
See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Net income	$134,438	$172,055	$139,590
Other comprehensive income (loss):
Changes in fair value of cash flow hedges and reclassification to interest expense	4,168	12,614	3,402
Changes in fair value of marketable securities	6,302	(1,556)	1,411
Reversal of unrealized gains upon the sale of marketable securities	(886)	(1,767)	(1,082)
Total other comprehensive income	9,584	9,291	3,731
Comprehensive income	144,022	181,346	143,321
Comprehensive income attributable to noncontrolling interest	(7,421)	(6,834)	(6,347)
Comprehensive income attributable to controlling interest	$136,601	$174,512	$136,974

See accompanying notes to consolidated financial statements.

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Capital
Years ended December 31, 2014, 2013, and 2012
(Dollars and units in thousands)

	General Partner			Limited Partners			Accumulated
			Preferred			Preferred	other
	Common Equity		Equity	Common Equity		Equity	comprehensive	Noncontrolling
	Units	Amount	Amount	Units	Amount	Amount	(loss) income	Interest	Total
Balances at December 31, 2011	33,888	$1,439,089	$71,209	2,229	$48,578	$—	$(71,962)	$66,814	$1,553,728
Net income	—	119,812	5,472	—	7,959	—	—	6,347	139,590
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,082)	—	(1,082)
Change in fair value of cash flow hedges and amortization of settlement of swaps	—	—	—	—	—	—	3,402	—	3,402
Changes in fair value of marketable securities	—	—	—	—	—	—	1,411	—	1,411
Issuance of common units under:
Stock and unit based compensation plans	151	4,675	—	—	—	—	—	—	4,675
Sale of common stock by the general partner	2,404	357,720	—	—	—	—	—	—	357,720
Stock and unit based compensation costs	—	(430)	—	(107)	2,231	—	—	—	1,801
Capital Contributions	—	—	—	—	—	—	—	4,232	4,232
Redemptions	—	(1,798)	—	—	(3,441)	—	—	(1,747)	(6,986)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6,957)	(6,957)
Distributions declared	—	(156,212)	(5,472)	—	(9,734)	—	—	—	(171,418)
Balances at December 31, 2012	36,443	1,762,856	71,209	2,122	45,593	—	(68,231)	68,689	1,880,116
Net income	—	150,811	5,472	—	8,938	—	—	6,834	172,055
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(1,767)	—	(1,767)
Change in fair value of cash flow hedges and amortization of settlement of swaps	—	—	—	—	—	—	12,614	—	12,614
Changes in fair value of marketable securities	—	—	—	—	—	—	(1,556)	—	(1,556)
Issuance of common units under:

Stock and unit based compensation plans	65	7,244	—	—	—	—	—	—	7,244
Sale of common stock by the general partner	913	138,366	—	—	—	—	—	—	138,366
Stock and unit based compensation costs	—	(907)	—	28	2,515	—	—	—	1,608
Redemptions	—	(3,717)	—	—	(617)	—	—	(1,377)	(5,711)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8,016)	(8,016)
Distributions declared	—	(180,771)	(5,472)	—	(10,472)	—	—	—	(196,715)
Balances at December 31, 2013	37,421	1,873,882	71,209	2,150	45,957	—	(58,940)	66,130	1,998,238
Net income	—	116,859	5,291	—	4,867	—	—	7,421	134,438
Reversal of unrealized gains upon the sale of marketable securities	—	—	—	—	—	—	(886)	—	(886)
Changes in fair value of derivatives and amortization of settlement swaps	—	—	—	—	—	—	4,168	—	4,168
Changes in fair value of marketable securities	—	—	—	—	—	—	6,302	—	6,302
Issuance of common units under:
Common stock issued as consideration by general partner in merger	23,067	3,774,087	—	—	—	—	—	—	3,774,087
General partner's stock based compensation	218	11,024	—	—	—	—	—	—	11,024
Sale of common stock by the general partner	2,943	532,670	—	—	—	—	—	—	532,670
Equity-based compensation costs	—	5,719	—	62	6,153	—	—	—	11,872
Reclassification of noncontrolling interest to redeemable noncontrolling interest	—	(19,823)	—	(10)	4,017	—	—	(5,084)	(20,890)
Changes in the redemption value of redeemable noncontrolling interest	—	312	—	—	—	—	—	—	312
Conversion of Series G preferred stock	34	4,349	—	—	—	—	—	—	4,349
Contributions from noncontrolling interest	—	—	—	8,561	1,419,816	—	—	—	1,419,816
Retirement of noncontrolling interest	—	—	—	(8,561)	(1,419,816)	—	—	—	(1,419,816)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,890)	(4,890)

Redemptions	—	(3,374)	—	—	(1,181)	—	—	(942)	(5,497)
Distributions declared	—	(292,790)	(5,291)	—	(11,148)	—	—	—	(309,229)
Balances at December 31, 2014	63,683	$6,002,915	$71,209	2,202	$48,665	$—	$(49,356)	$62,635	$6,136,068

See accompanying notes to consolidated financial statements

ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013, and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$134,438	$172,055	$139,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,592	193,518	170,686
Earnings from co-investments	(33,335)	(14,613)	(12,633)
Operating Partnership's share of gain on the sales of co-investments	(6,558)	(41,252)	(29,112)
Operating distributions from co-investments	49,486	19,636	14,259
Gain on the sales of real estate and land	(46,039)	(30,725)	(10,870)
Loss on early retirement of debt, net	268	300	5,009
Gain on sale of marketable securities	(886)	(1,767)	(819)
Amortization of (premium) discount and financing costs, net	(14,672)	12,216	11,644
Amortization of discount on notes receivables	—	(844)	(1,832)
Amortization of discount on marketable securities	(9,325)	(6,556)	(5,127)
Non cash merger and integration expenses	9,025	—	—
Equity-based compensation	8,740	4,508	4,141
Gain on remeasurement of co-investment	—	—	(21,947)
Changes in operating assets and liabilities:
Prepaid expenses, in-place lease value, receivables and other assets	15,828	(1,588)	(9,488)
Accounts payable and accrued liabilities	24,233	72	12,360
Other liabilities	1,188	22	1,638
Net cash provided by operating activities	492,983	304,982	267,499
Cash flows from investing activities:
Additions to real estate:
Acquisitions of real estate	(387,547)	(348,774)	(393,771)
Redevelopment	(81,429)	(47,289)	(46,647)
Acquisition of and additions to real estate under development	(152,766)	(17,757)	(29,196)
Capital expenditures on rental properties	(78,864)	(56,919)	(45,368)
Proceeds from insurance for property losses	35,547	—	—
BRE merger consideration paid	(555,826)	—	—
Acquisition of membership interest in co-investment	—	—	(85,000)
Dispositions of real estate	141,189	65,496	27,800
Dispositions of co-investments	13,900	—	—
Changes in restricted cash and refundable deposits	(36,582)	(9,149)	(6,069)
Purchases of marketable securities	(20,516)	(16,442)	(73,735)
Sales and maturities of marketable securities	8,753	24,172	61,703
Purchases of and advances under notes and other receivables	—	(56,750)	(26,000)
Collections of notes and other receivables	76,585	53,438	14,525
Contributions to co-investments	(246,006)	(162,578)	(260,153)
Non-operating distributions from co-investments	136,406	118,856	49,773
Net cash used in investing activities	(1,147,156)	(453,696)	(812,138)
Cash flows from financing activities:

Borrowings under debt agreements	2,093,406	969,061	1,745,853
Repayment of debt	(1,814,020)	(750,900)	(1,371,317)
Additions to deferred charges	(17,402)	(7,402)	(6,707)
Equity related issuance cost	(1,391)	(617)	(309)
Net proceeds from stock options exercised	11,039	4,958	2,643
Net proceeds from issuance of common units	532,770	138,366	357,720
Contributions from noncontrolling interest	—	—	2,400
Distributions to noncontrolling interest	(4,841)	(8,016)	(6,957)
Redemption of limited partners units and noncontrolling interests	(802)	(5,711)	(6,986)
Common units and preferred units and preferred interests distributions paid	(278,149)	(191,140)	(165,984)
Net cash provided by financing activities	520,610	148,599	550,356
Cash acquired from the BRE merger	140,353	—	—
Net increase (decrease) in cash and cash equivalents	6,790	(115)	5,717
Cash and cash equivalents at beginning of year	18,491	18,606	12,889
Cash and cash equivalents at end of year	$25,281	$18,491	$18,606

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$130,691	$103,516	$95,597
Interest capitalized	$22,510	$16,486	$10,346

Supplemental disclosure of noncash investing and financing activities (1):
Issuance of Operating Partnership units for contributed properties	$1,419,816	$—	$—
Retirement of Operating Partnership units	$(1,419,816)	$—	$—
Transfer from real estate under development to rental properties	$10,203	$68	$6,632
Transfer from real estate under development to co-investments	$83,574	$27,906	$—
Transfer from co-investments to rental properties	$—	$—	$148,053
Reclassification to redeemable noncontrolling interest from additional paid in capital and noncontrolling interest	$18,766	$—	$—
Mortgage notes (excluding BRE merger) assumed in connection with purchases of real estate including the loan premiums recorded	$72,568	$—	$82,133
Contribution of note receivable to co-investment	$—	$—	$12,325
Change in accrual of dividends	$37,594	$5,575	$5,441
Change in construction payable	$22,845	$2,655	$1,113
Common stock proceeds receivables	$1,258	$—	$—

(1)	See note 2(r) for details of noncash investing and financing activities related to the BRE merger.

See accompanying notes to consolidated financial statements

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

(1) Organization

The accompanying consolidated financial statements present the accounts of Essex Property Trust, Inc. (“Essex”, “ESS”, or the “Company”), which include the accounts of the Company and Essex Portfolio, L.P. and subsidiaries (the “Operating Partnership,” which holds the operating assets of the Company).  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

ESS is the sole general partner in the Operating Partnership with a 96.7% general partner interest and the limited partners owned a 3.3% interest as of December 31, 2014.  The limited partners may convert their Operating Partnership units into an equivalent number of shares of common stock.  Total Operating Partnership limited partnership units outstanding were 2,201,810 and 2,149,802 as of December 31, 2014 and 2013, respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $455 million and $309 million, as of December 31, 2014 and 2013, respectively.  The Company has reserved shares of common stock for such conversions.

As of December 31, 2014, the Company owned or had ownership interests in 239 apartment communities, (aggregating 57,455 units), four commercial buildings, and twelve active development projects (collectively, the “Portfolio”).  The communities are located in Southern California (Los Angeles, Orange, Riverside, Santa Barbara, San Diego, and Ventura counties), Northern California (the San Francisco Bay Area) and the Seattle and Phoenix metropolitan areas.

On April 1, 2014, Essex completed the merger with BRE Properties, Inc. (“BRE”).  In connection with the closing of the merger, (1) BRE merged into a wholly owned subsidiary of Essex, and (2) each outstanding share of BRE common stock was converted into (i) 0.2971 shares (the “Stock Consideration”) of Essex common stock, and (ii) $7.18 in cash, (the “Cash Consideration”), plus cash in lieu of fractional shares for total consideration of approximately $4.3 billion.  The Cash Consideration was adjusted as a result of the authorization and declaration of a special distribution to the stockholders of BRE of $5.15 per share of BRE common stock payable to BRE stockholders of record as of the close of business on March 31, 2014 (the “Special Dividend”).  The Special Dividend was payable as a result of the closing of the sale of certain interests in assets of BRE to certain parties, which closed on March 31, 2014.  Pursuant to the terms of the merger agreement, the amounts payable as a Special Dividend reduced the Cash Consideration of $12.33 payable by Essex in the merger to $7.18 per share of BRE common stock.

Essex issued approximately 23.1 million shares of Essex common stock as Stock Consideration in the merger.  For purchase accounting, the value of the common stock issued by Essex upon the consummation of the merger was determined based on the closing price of BRE’s common stock on the closing date of the merger. As a result of Essex being admitted to the S&P 500 on the same date as the closing of the merger, Essex’s common stock price experienced significantly higher than usual trading volume and the closing price of $174 per share was significantly higher than its volume-weighted average trading price for the days before and after April 1, 2014.  BRE’s common stock did not experience the same proportionate increase in common stock price leading up to April 1, 2014.  As a result, given that a substantial component of the purchase price is an exchange of equity instruments, Essex used the closing price of BRE’s common stock on April 1, 2014 of $61 per share, less the Cash Consideration, as the fair value of the equity consideration.  After deducting the Special Dividend and the Cash Consideration per share, this resulted in a value of $48.67 per share of BRE common stock which is the equivalent of approximately $164 per share of Essex common stock issued.

(2) Summary of Critical and Significant Accounting Policies

(a) Principles of Consolidation and Basis of Presentation

The accounts of the Company, its controlled subsidiaries and the variable interest entities (“VIEs”) in which it is the primary beneficiary are consolidated in the accompanying financial statements. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Noncontrolling interest includes the 3.3% and 5.4% limited partner interests in the Operating Partnership not held by the Company at December 31, 2014 and 2013, respectively. These percentages include the Operating Partnership’s vested long term incentive plan units (see Note 13).

The Company consolidates 17 DownREIT limited partnerships (comprising ten communities), since the Company is the primary beneficiary of these variable interest entities (“VIEs”).  The consolidated total assets and liabilities related to these VIEs, net of intercompany eliminations, were approximately $200.0 million and $196.6 million, respectively, as of December 31, 2014, and $194.9 million and $178.3 million, respectively, as of December 31, 2013.

The DownREIT VIEs collectively own ten apartment communities in which Essex Management Company (“EMC”) is the general partner, the Operating Partnership is a special limited partner, and the other limited partners were granted rights of redemption for their interests.  Such limited partners can request to be redeemed and the Company can elect to redeem their rights for cash or by issuing shares of its common stock on a one share per unit basis.  Conversion values will be based on the market value of the Company's common stock at the time of redemption multiplied by the number of units stipulated under the above arrangements.  The other limited partners receive distributions based on the Company's current dividend rate times the number of units held.  Total DownREIT units outstanding were 941,138 and 1,007,879 as of December 31, 2014 and 2013 respectively, and the redemption value of the units, based on the closing price of the Company’s common stock totaled approximately $194 million and $145 million, as of December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the carrying value of the other limited partners' interests is presented at their historical cost and is classified within noncontrolling interest in the accompanying consolidated balance sheets.

Interest holders in VIEs consolidated by the Company are allocated a priority of net income equal to the cash payments made to those interest holders or distributions from cash flow.  The remaining results of operations are generally allocated to the Company.

As of December 31, 2014 and 2013, the Company did not have any VIEs of which it was not deemed to be the primary beneficiary.

(b) Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU No. 2014-09 may be applied using either a full retrospective or a modified retrospective approach and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is not permitted. We are currently evaluating the impact of this amendment on our financial position and results of operations.

In April 2014, the FASB issued ASU, No. 2014-018, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-018 changes the requirements for reporting discontinued operation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. The amendment updates the definition of discontinued operations and defines discontinued operations to be those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued. The Company adopted ASU 2014-018 in the first quarter of 2014. The Company determined that the disposals through the year ended December 31, 2014 were not a discontinued operation in accordance with ASU 2014-018. The gains related to these disposals are recorded in gains on sale of real estate and land in the consolidated statements of income.

(c) Real Estate Rental Properties

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

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The depreciable life of various categories of fixed assets is as follows:

Computer software and equipment	3 - 5 years
Interior unit improvements	5 years
Furniture, fixtures and equipment	5 years
Land improvements and certain exterior components of real property	10 years
Real estate structures	30 years

The Company capitalizes all costs incurred with the predevelopment, development or redevelopment of real estate assets or are associated with the construction or expansion of real property.  Such capitalized costs include land, land improvements, allocated costs of the Company’s project management staff, construction costs, as well as interest and related loan fees, property taxes and insurance.  Capitalization begins for predevelopment, development, and redevelopment projects when activity commences.  Capitalization ends when the apartment home is completed and the property is available for a new resident or if the development activities cease.

The Company allocates the purchase price of real estate to land and building including personal property, and identifiable intangible assets, such as the value of above, below and in-place leases. The values of the above and below market leases are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental revenue over the remaining term of the associated leases acquired, which in the case of below market leases the Company assumes lessees will elect to renew their leases.  The value of acquired in-place leases are amortized to expense over the term the Company expects to retain the acquired tenant, which is generally 20 months. The net carrying value of acquired in-place leases as of December 31, 2014 of $47.7 million is expected to be recognized in amortization expense primarily in 2015.

The Company performs the following evaluation for communities acquired:

(1)	adjust the purchase price for any fair value adjustments resulting from such things as assumed debt or contingencies;

(2)	estimate the value of the real estate “as if vacant” as of the acquisition date;

(3)	allocate that value among land and buildings including personal property;

(4)	compute the value of the difference between the “as if vacant” value and the adjusted purchase price, which will represent the total intangible assets;

(5)	compute the value of the above and below market leases and determine the associated life of the above market/ below market leases;

(6)	compute the value of the in-place leases and customer relationships, if any, and the associated lives of these assets.

Whenever events or changes in circumstances indicate that the carrying amount of a property held for investment or held for sale may not be fully recoverable, the carrying amount will be evaluated for impairment. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount (including intangible assets) of a property held for investment, then the Company will recognize an impairment loss equal to the excess of the carrying amount over the fair value of the property.  Fair value of a property is determined using conventional real estate valuation methods, such as discounted cash flow, the property’s unleveraged yield in comparison to the unleveraged yields and sales prices of similar communities that have been recently sold, and other third party information, if available.  Communities held for sale are carried at the lower of cost and fair value less estimated costs to sell.  As of December 31, 2014, one community was classified as held for sale. As of December 31, 2013 no community was classified as held for sale and no impairment charges were recorded in 2014, 2013 or 2012.

In the normal course of business, the Company will receive purchase offers for its communities, either solicited or unsolicited. For those offers that are accepted, the prospective buyer will usually require a due diligence period before consummation of the transaction.  It is not unusual for matters to arise that result in the withdrawal or rejection of the offer during this process.  The Company classifies real estate as "held for sale" when all criteria under the accounting standard for the disposals of long-lived assets have been met.

In April 2014, the FASB issued ASU, No. 2014-018, Presentation of Financial Statements, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-018 changes the requirements for reporting discontinued

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

operation under Subtopic 205-20, Presentation of Financial Statements—Discontinued Operations. The amendment updates the definition of discontinued operations and defines discontinued operations to be those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This ASU is effective for disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted, but only for disposals that have not been reported in financial statements previously issued. The Company adopted ASU 2014-018 in its first quarter of 2014. The Company determined that the disposals through the year ended December 31, 2014 were not a discontinued operation in accordance with ASU 2014-018. The gains related to these disposals are recorded in gains on sale of real estate and land in the consolidated statements of income. The Company’s equity in income or loss from real estate investments accounted for under the equity method of accounting remain classified in continuing operations upon disposition.  (See Note 6 for a description of the Company’s discontinued operations for 2013 and 2012).

(d) Co-investments

The Company owns investments in joint ventures (“co-investments”) in which it has significant influence, but its ownership interest does not meet the criteria for consolidation in accordance with the accounting standards.  Therefore, the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the investment is carried at the cost of assets contributed, plus the Company’s equity in earnings less distributions received and the Company’s share of losses.

A majority of the co-investments, excluding the preferred equity investments, compensate the Company for its asset management services and some of these investments may provide promote distributions if certain financial return benchmarks are achieved.  Asset management fees are recognized when earned, and promote fees are recognized when the earnings events have occurred and the amount is determinable and collectible.  Any promote fees are reflected in equity income (loss) from co-investments.

(e) Revenues and Gains on Sale of Real Estate

Revenues from tenants renting or leasing apartment units are recorded when due from tenants and are recognized monthly as they are earned, which is not materially different than on a straight-line basis.  Units are rented under short-term leases (generally, lease terms of 6 to 12 months) and may provide no rent for one or two months, depending on the market conditions and leasing practices of the Company’s competitors in each sub-market at the time the leases are executed.   Revenues from tenants leasing commercial space are recorded on a straight-line basis over the life of the respective lease.

The Company recognizes gains on sales of real estate when a contract is in place, a closing has taken place, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property and the Company does not have a substantial continuing involvement in the property.

(f) Cash Equivalents and Restricted Cash

Highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents.  Restricted cash balances relate primarily to reserve requirements for capital replacement at certain communities in connection with the Company’s mortgage debt.

(g)  Marketable Securities and Other Investments

The Company reports its available for sale securities at fair value, based on quoted market prices (Level 1 for the common stock and investment funds, Level 2 for the unsecured bonds and Level 3 for the limited partnership interests, as defined by the FASB standard for fair value measurements as discussed later in Note 2), and any unrealized gain or loss is recorded as other comprehensive income (loss).  There were no other than temporary impairment charges for the years ended December 31, 2014, 2013, and 2012.  Realized gains and losses, interest income, and amortization of purchase discounts are included in interest and other income on the consolidated statement of income.

As of December 31, 2014 and 2013, marketable securities and other investments consisted primarily of investment-grade unsecured bonds, common stock, investments in mortgage backed securities, investment funds that invest in U.S. treasury or

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

agency securities, and other limited partnership investments.  As of December 31, 2014 and 2013, the Company classified its investments in mortgage backed securities, which mature in November 2019 and September 2020, as held to maturity, and accordingly, these securities are stated at their amortized cost.  The discount on the mortgage backed securities is being amortized to interest income based on an estimated yield and the maturity date of the securities.

As of December 31, 2014 and 2013 marketable securities consist of the following ($ in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gain	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$9,435	$145	$9,580
Investment funds - US treasuries	3,769	3	3,772
Common stock and stock funds	25,755	5,137	30,892
Held to maturity:
Mortgage backed securities	67,996	—	67,996
Total - Marketable securities	106,955	5,285	112,240
Other investments (1)	5,000	—	5,000
Total - Marketable securities and other investments	$111,955	$5,285	$117,240

(1) Limited partnership interests

	December 31, 2013
	Amortized Cost	Gross Unrealized Gain (Loss)	Carrying Value
Available for sale:
Investment-grade unsecured bonds	$15,446	$509	$15,955
Investment funds - US treasuries	3,675	3	3,678
Common stock	13,104	(1,304)	11,800
Held to maturity:
Mortgage backed securities	58,651	—	58,651
Total - Marketable securities and other investments	$90,876	$(792)	$90,084

The Company uses the specific identification method to determine the cost basis of a security sold and to reclassify amounts from accumulated other comprehensive income for securities sold.  For the years ended December 31, 2014, 2013 and 2012, the proceeds from sales of available for sale securities totaled $8.8 million, $24.2 million and $61.7 million, respectively.  These sales all resulted in gains, which totaled $0.9 million, $1.8 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(h) Notes Receivable

Notes receivable relate to real estate financing arrangements including mezzanine and bridge loans and are secured by real estate.  Interest is recognized over the life of the note.

Each note is analyzed to determine if it is impaired.  A note is impaired if it is probable that the Company will not collect all contractually due principal and interest.  The Company does not accrue interest when a note is considered impaired and an allowance is recorded for any principal and previously accrued interest that are not believed to be collectable. All cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and, thereafter, are recognized as interest income. As of December 31, 2014 and 2013, no notes were impaired.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

(i) Capitalization Policy

The Company capitalizes all direct and certain indirect costs, including interest, real estate taxes and insurance, incurred during development and redevelopment activities. Interest is capitalized on real estate assets that require a period of time to get them ready for their intended use.  The amount of interest capitalized is based upon the average amount of accumulated development expenditures during the reporting period.  Included in capitalized costs are management’s estimates of the direct and incremental personnel costs and indirect project costs associated with the Company's development and redevelopment activities.  Indirect project costs consist primarily of personnel costs associated with construction administration and development, including accounting, legal fees, and various corporate and community onsite costs that clearly relate to projects under development.  The Company’s capitalized internal costs related to development and redevelopment projects were comprised primarily of employee compensation and totaled $10.4 million, $7.5 million and $6.2 million for the years ended December 31, 2014, 2013 and 2012, respectively,  most of which relates to development projects.  The Company capitalizes leasing costs associated with the lease-up of development communities and amortizes the costs over the life of the leases. The amounts capitalized are immaterial for all periods presented.

(j) Fair Value of Financial Instruments

The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.   Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and its marketable securities except for unsecured bonds and mortgage backed securities.  The Company uses Level 2 inputs for its investments in unsecured bonds, notes receivable, notes payable, and derivative liabilities.  These inputs include interest rates for similar financial instruments.  The Company’s valuation methodology for derivatives is described in Note 9.  The Company uses Level 3 inputs to estimate the fair value of its mortgage backed securities.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Management believes that the carrying amounts of the outstanding balances under its notes and other receivables approximate fair value as of December 31, 2014 and 2013, because interest rates, yields and other terms for these instruments are consistent with yields and other terms currently available for similar instruments.  Management has estimated that the fair value of the Company’s $4.4 billion and $2.3 billion of fixed rate debt at December 31, 2014 and 2013, respectively, to be $4.6 billion and $2.3 billion.  Management has estimated the fair value of the Company’s $660.6 million and $737.0 million of variable rate debt at December 31, 2014 and 2013, respectively, is $656.3 million and $719.4 million based on the terms of the Company’s existing variable rate debt compared to those available in the marketplace.  Management believes that the carrying amounts of cash and cash equivalents, restricted cash, accounts payable and accrued liabilities, construction payable, other liabilities and dividends payable approximate fair value as of December 31, 2014 and 2013 due to the short-term maturity of these instruments.  Marketable securities and derivative liabilities are carried at fair value as of December 31, 2014 and 2013.

At December 31, 2014 and 2013, the Company’s investments in mortgage backed securities had a carrying value of $68.0 million and $58.7 million. The Company estimated the fair value of investment in mortgage backed securities at December 31, 2014 and 2013 to be approximately $96.0 million and $86.2 million, respectively. The Company determines the fair value of the mortgage backed securities based on unobservable inputs (level 3 of the fair value hierarchy) considering the assumptions that market participants would make in valuing these securities.  Assumptions such as estimated default rates and discount rates are used to determine expected, discounted cash flows to estimate the fair value.

(k) Interest Rate Protection, Swap, and Forward Contracts

The Company uses interest rate swaps, interest rate cap contracts, and forward starting swaps to manage interest rate risks.  The Company’s objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements or other identified risks.  To accomplish this objective, the Company primarily used interest rate swaps and interest rate forward-starting swaps as part of its cash flow hedging strategy.  The Company was hedging its exposure to the variability in future cash flows for a portion of its forecasted transactions.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

As of December 31, 2014 and 2013, there were no outstanding forward starting swaps.  The Company records all derivatives on its consolidated balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation.   Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges.  Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings.  The Company assesses the initial and ongoing effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

For derivatives not designated as cash flow hedges, changes in fair value are recognized in earnings.  All of the Company’s interest rate swaps and interest rate caps are considered cash flow hedges except for the swap related to the multifamily revenue refunding bonds for the 101 San Fernando community that was terminated in 2012 as described in detail in Note 9.  The Company did not have any fair value hedges during the years end December 31, 2014, 2013 and 2012.

(l) Deferred Charges

Deferred charges are principally comprised of loan fees and related costs which are amortized over the terms of the related borrowing in a manner which approximates the effective interest method.

(m) Income Taxes

Generally in any year in which ESS qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code (the “IRC”), it is not subject to federal income tax on that portion of its income that it distributes to stockholders. No provision for federal income taxes, other than the taxable REIT subsidiaries discussed below, has been made in the accompanying consolidated financial statements for each of the years in the three-year period ended December 31, 2014 as ESS has elected to be and believes it qualifies under the IRC as a REIT and has made distributions during the periods in amounts to preclude ESS from paying federal income tax.

In order to maintain compliance with REIT tax rules, the Company utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Company. The activities and tax related provisions, assets and liabilities are not material.

As a partnership, the Operating Partnership is not subject to federal or state income taxes except that in order to maintain ESS’s compliance with REIT tax rules that are applicable to ESS, the Operating Partnership utilizes taxable REIT subsidiaries for various revenue generating or investment activities. The taxable REIT subsidiaries are consolidated by the Operating Partnership.

The status of cash dividends distributed for the years ended December 31, 2014, 2013, and 2012 related to common stock, Series F, Series G, and Series H preferred stock are classified for tax purposes as follows:

	2014	2013	2012
Common Stock
Ordinary income	70.03%	77.34%	70.58%
Capital gain	21.95%	17.64%	8.75%
Unrecaptured section 1250 capital gain	8.02%	5.02%	7.97%
Return of capital	—%	—%	12.70%
	100.00%	100.00%	100.00%

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	2014	2013	2012
Series F, G, and H Preferred stock
Ordinary income	70.03%	77.34%	80.85%
Capital gains	21.95%	17.64%	10.02%
Unrecaptured section 1250 capital gain	8.02%	5.02%	9.13%
	100.00%	100.00%	100.00%
(n) Preferred Stock

The Company’s Series G Cumulative Convertible Preferred Stock (“Series G Preferred Stock”) contains fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur.  The redemption under these provisions is not solely within the Company’s control, thus the Company has classified the Series G Preferred Stock as temporary equity in the accompanying consolidated balance sheets as of December 31, 2013. During the second quarter of 2014, all of the shares of Series G Preferred Stock were converted into shares of common stock.

(o) Equity-based Compensation

The cost of share and unit based compensation awards is measured at the grant date based on the estimated fair value of the awards.  The estimated fair value of stock options and restricted stock granted by the Company are being amortized over the vesting period.  The estimated grant date fair values of the long term incentive plan units (discussed in Note 13) are being amortized over the expected service periods.

(p) Changes in Accumulated Other Comprehensive Loss by Component

Essex Property Trust, Inc.

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013, net of noncontrolling interest	$(59,724)	$(748)	$(60,472)
Other comprehensive income before reclassification	758	6,140	6,898
Amounts reclassified from accumulated other comprehensive loss	2,963	(841)	2,122
Net other comprehensive income	3,721	5,299	9,020
Balance at December 31, 2014, net of noncontrolling interest	$(56,003)	$4,551	$(51,452)

Essex Portfolio, L.P.

	Change in fair value and amortization of derivatives	Unrealized gains/(losses) on available for sale securities	Total
Balance at December 31, 2013	$(58,148)	$(792)	$(58,940)
Other comprehensive income before reclassification	1,205	6,302	7,507
Amounts reclassified from accumulated other comprehensive loss	2,963	(886)	2,077
Net other comprehensive income	4,168	5,416	9,584
Balance at December 31, 2014	$(53,980)	$4,624	$(49,356)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Amounts reclassified from accumulated other comprehensive loss in connection with derivatives are recorded to interest expense on the consolidated statement of income.  Realized gains and losses on available for sale securities are included in interest and other income on the consolidated statement of income.

(q) Accounting Estimates

The preparation of consolidated financial statements, in accordance with U.S. generally accepted accounting principles (“GAAP”), requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to acquiring, developing and assessing the carrying values of its real estate portfolio, its investments in and advances to joint ventures and affiliates, its notes receivable and its qualification as a REIT.  The Company bases its estimates on historical experience, current market conditions, and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may vary from those estimates and those estimates could be different under different assumptions or conditions.

(r) BRE Merger

The merger with BRE was a two-step process. First, 14 of the BRE properties were acquired on March 31, 2014 in exchange for $1.4 billion of OP units.  The preliminary fair value of these properties was substantially all attributable to rental properties which included land, buildings and improvements, and real estate under development and approximately $19 million was attributable to acquired in-place lease value.  Second, the BRE merger closed on April 1, 2014 in exchange for the total consideration of approximately $4.3 billion.

The preliminary fair values of the assets and liabilities acquired on April 1, 2014 (including the 14 properties acquired on March 31, 2014 as the OP units issued were retired on April 1, 2014) recorded were based upon a preliminary valuation and the estimates and assumptions used in such valuation are subject to change, which could be significant, within the measurement period. The measurement period is the period after the acquisition date during which the acquirer may adjust the provisional amounts recognized for a business combination. The measurement period provides the acquirer with a reasonable time to obtain the information necessary to identify and measure the assets and liabilities acquired in the business combination, not to exceed one year from the acquisition date. The preliminary valuation of the assets acquired and liabilities assumed for the BRE merger is as follows (in millions):

Cash assumed	$140
Rental properties and real estate under development	5,618
Real estate held for sale, net	108
Co-investments	218
Acquired in-place lease value	77
Other assets	16
Mortgage notes payable and unsecured debt	(1,747)
Other liabilities	(94)
Redeemable noncontrolling interest	(5)
$4,331

Cash consideration for BRE merger	$556
Equity consideration for BRE merger	3,775
Total consideration for BRE merger	$4,331

During the measurement period related to the BRE merger, the Company recorded an adjustment to increase the preliminary fair value of personal property by $100.9 million with an estimated useful life of 5 years with an offsetting decrease in real property with an estimated useful life of 30 years, all of which are classified within rental properties and real estate under development. The changes in estimates were the result of additional accounting information identified by management. The

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to finalize the fair values related to insurance recoveries and legal contingencies. Thus, the provisional measurements of fair value set forth above are subject to change further. The Company expects to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.

The unaudited pro forma financial information set forth below is based on Essex’s historical consolidated statement of income for the years ended December 31, 2014 and December 31, 2013, adjusted to give effect to the merger with BRE including the 14 BRE properties acquired on March 31, 2014, as if they occurred on January 1, 2013. The pro forma adjustments primarily relate to merger expenses, depreciation expense on acquired buildings and improvements, amortization of acquired intangibles, and estimated interest expense related to assumed debt.

Essex Property Trust, Inc.

	Pro forma (unaudited) year ended December 31 (in thousands, except per share data)
	2014	2013
Total Revenue	$1,055,460	$944,410
Net income available to common stockholders (1) (2)	$263,440	$141,504
Earnings per share, diluted (1)	$4.08	$2.26

Essex Portfolio, L.P.

	Pro forma (unaudited) year ended December 31 (in thousands, except per unit data)
	2014	2013
Total Revenue	$1,055,460	$944,410
Net income available to common unitholders (1) (2)	$263,585	$141,175
Earnings per unit, diluted (1)	$4.08	$2.26

(1) 2014 supplemental pro forma net income available to common stockholders was adjusted to exclude $53.5 million of merger and integration related costs incurred by Essex during the year ended December 31, 2014. 2013 supplemental pro forma net income available to common stockholders was adjusted to include these charges. 2014 and 2013 supplemental pro forma earnings per share, diluted, were adjusted by approximately 23.1 million shares due to the common stock issued in connection with the merger.

(2) The supplemental pro forma net income available to common shareholders for the year ended December 31, 2014 include approximately $105 million from discontinued operations related to the sale of three BRE properties during the quarter ended March 31, 2014 that are non-recurring transactions.

Revenues of approximately $283.3 million and net loss of approximately $17.2 million associated with properties acquired in 2014 in the BRE merger are included in the consolidated statements of income for the twelve months ended December 31, 2014 for both Essex and the Operating Partnership.

(3) Real Estate Investments

(a) Acquisitions of Real Estate

For the year ended December 31, 2014, in addition to the BRE merger, the Company purchased six communities consisting of 1,480 units for $460.7 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

For the year ended December 31, 2013, the Company purchased six communities consisting of 1,079 units for $349.1 million.

(b) Sales of Real Estate Investments

During 2014, the Company sold four communities consisting of 594 units for $120.4 million resulting in gains totaling $43.6 million.

During 2013, the Company sold three communities consisting of 363 units for $57.5 million resulting in gains totaling $29.2 million.

During the first quarter of 2013, the Company sold a land parcel held for future development located in Palo Alto, California for $9.1 million, which resulted in a gain of $1.5 million.

During 2012, the Company sold two communities consisting of 264 units for $28.3 million resulting in gains totaling $10.9 million.

(c) Co-investments

The Company has joint venture investments in co-investments which are accounted for under the equity method.  The co-investments’ accounting policies are similar to the Company’s accounting policies.  The joint ventures own, operate, and develop apartment communities. The Company also has preferred equity investments included in co-investments which are accounted for under the equity method.

Palm Valley Apartments

On October 31, 2014, the Company acquired a 50% interest in Palm Valley Apartments ("Palm Valley") located in San Jose, California for $180 million. The property is encumbered by a $220 million mortgage loan, bearing interest at 5.6% per annum and maturing in February 2017, of which Essex’s pro-rata share is approximately $110 million. As of December 31, 2014, Palm Valley Apartments had an aggregate undepreciated carrying value of approximately $370.8 million.

Wesco I and Wesco III

Wesco I and III are 50/50 programmatic joint ventures with an institutional partner. Under the terms of Wesco I's and III’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees. Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and upon the achievement of certain performance measures, is entitled to promote income. The Company has contributed $270 million to Wesco I and III. As of December 31, 2014, Wesco I owned nine apartment communities with 2,713 units with an aggregate undepreciated carrying value of approximately $682.4 million and Wesco III owned six apartment communities with 993 units with an aggregate undepreciated carrying value of approximately $230.7 million.

Wesco IV and BEXAEW
On April 1, 2014, in connection with the merger, the Company acquired a 50% interest in Wesco IV and a 50% interest in BEXAEW LLC (“BEXAEW”). Wesco IV and BEXAEW’s remaining 50% interest is owned by institutional partners. Wesco IV and BEXAEW expect to utilize debt targeted at approximately 50% and 60%, respectively, of the cost to acquire and improve real estate. Under the terms of Wesco IV’s and BEXAEW’s operating agreements, Essex is entitled to asset management, property management, development and redevelopment service fees. Essex is entitled to its 50% pro rata share of the income or loss generated by these entities and, upon the achievement of certain performance measures, is entitled to promote income. As of December 31, 2014, Wesco IV owned five apartment communities with 1,116 units with an aggregate undepreciated carrying value of approximately $297.9 million. As of December 31, 2014, BEXAEW owned nine apartment communities with 2,723 units with an aggregate undepreciated carrying value of approximately $519.2 million.

Essex Apartment Value Fund II, L.P.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The Company contributed $75.0 million to Essex Apartment Value Fund II, L.P. (“Fund II”), which represents a 28.2% interest as general partner and limited partner. As of December 31, 2014, Fund II was in liquidation.

During the year ended December 31, 2014, Fund II sold the two remaining communities for gross proceeds of $47.3 million and the Company recognized promote income of $9.5 million.   In connection with the 2014 sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.2 million. The total gain on the sales was $23.3 million, of which the Company’s pro rata share was $6.6 million, net of internal disposition costs.

During the year ended December 31, 2013, Fund II sold five communities for gross proceeds of $320.4 million.  In connection with the 2013 sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $0.4 million. The total gain on the sales was $146.8 million, of which the Company’s pro rata share was $38.8 million, net of internal disposition costs.

During the year ended December 31, 2012, Fund II sold seven communities for gross proceeds of $413.0 million.  In connection with the 2012 sales, Fund II incurred a prepayment penalty on debt of which the Company’s pro rata share was $2.3 million.  The total gain on the sales was $106.0 million, of which the Company’s pro rata share was $29.1 million.

Expo

In December 2010, the Company entered into a 275 unit development joint venture in Seattle, Washington with a partner who contributed a land parcel during the first quarter of 2011 in return for a 50% interest in the venture and the Company contributed cash equal to the value of the land in return for a 50% interest in the joint venture. As of December 31, 2014 the aggregate undepreciated carrying value was approximately $65.3 million.

Canada Pension Plan Investment Board – Joint Venture Developments

The Company has entered into seven development joint ventures with the Canada Pension Plan Investment Board (“CPPIB”) to develop seven apartment communities.  For each joint venture the Company holds a 50% to 55% non-controlling interest in the venture and will earn customary management fees and may earn development, asset property management fees and may also earn a promote interest. These co-investments are not variable interest entities since they have sufficient equity without additional subordinated support, and the Company and CPPIB jointly have the power to direct activities that most significantly impact the co-investments’ economic performance.  Each of the co-investments between the Company and CPPIB has a single general partner, which is a subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investments, does not control the co-investments because the limited partners have substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by CPPIB, and the Company records the co-investments with CPPIB on the equity method of accounting.

As of December 31, 2014, the Company and CPPIB have seven active developments projects comprised of 1,424 units for total estimated costs of $650.0 million.  At December 31, 2014, the total remaining estimated costs to be incurred on these projects was $205.0 million of which the Company’s portion of the remaining costs were $111.3 million.

Connolly Station, a 309 unit community in Dublin, California, a development joint venture with CPPIB, stabilized its operations in the first quarter of 2014.

Epic is a development joint venture with CPPIB in San Jose, California. Phase I, a 280 unit community, stabilized its operations in the fourth quarter of 2013 and Phase II, a 289 unit community, stabilized its operations in the second quarter of 2014.  Epic – Phase III is currently under development.

The Huxley and The Dylan

In 2011, the Company entered into two development joint ventures with a regional developer for the construction of The Huxley and The Dylan, two communities with 371 units and approximately 30,950 square feet of retail located in West Hollywood, California.  The regional developer contributed the land and the Company contributed approximately $14.8 million in cash for a 50% interest in the ventures. The joint ventures obtained bond financing for the project in the amount of $114.4 million with maturity dates of October 2046 and December 2046 and entered into an interest rate swap transaction with respect

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

to the bonds that terminates in September 2016 and December 2016 and that effectively converts the interest rate to the Securities Industry and Financial Market Association Municipal Swap Index (“SIFMA Municipal Swap Index”) plus 150 basis points through December 2016. The Huxley stabilized its operations in the second quarter of 2014. As of December 31, 2014 the aggregate undepreciated carrying values of The Huxley and The Dylan were approximately $72.2 million and $74.1 million respectively.

One South Market

In May 2013, the Company entered into a development joint venture to develop a 312 unit community in San Jose, California.  The Company holds a 55% non-controlling interest in the venture and will earn customary development, asset, and property management fees and may also earn a promote interest. The co-investment is not a variable interest entity since it has sufficient equity without additional subordinated support, and the Company and the partner jointly have the power to direct activities that most significantly impact the co-investment economic performance.  The co-investment has a single general partner, which is a subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investment, does not control the co-investments because the limited partner has substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by the limited partner, and the Company records the co-investments on the equity method of accounting.

As of December 31, 2014, the project’s total estimated costs were $145.0 million.  At December 31, 2014, the total remaining estimated costs to be incurred on this project were $25.0 million of which the Company’s portion of the remaining costs was $13.8 million.

Century Towers

In July 2014, the Company entered into a joint venture to develop Century Towers, a multifamily community containing 376 apartment homes located in San Jose, California.  The Company has a 50% ownership interest in the development which has a projected total cost of $172 million. The joint venture has obtained a $90 million construction loan that floats at LIBOR plus 175 basis points for a three year term with two one-year extension options. Construction began in the third quarter of 2014 and the property is expected to open in the first quarter of 2017. The Company has also committed to a $27 million preferred equity investment in the project, which accrues an annualized preferred return of 8.1%. The Company will earn customary development, asset, and property management fees and may also earn a promote interest. The co-investment is not a variable interest entity since it has sufficient equity without additional subordinated support, and the Company and the partner jointly have the power to direct activities that most significantly impact the co-investment economic performance.  The co-investment has a single general partner, which is a subsidiary consolidated by the Company.  However, the Company, as general partner of the co-investment, does not control the co-investments because the limited partner has substantive participating rights.  Therefore, the presumption of control by the Company as general partner is overcome by the rights held by the partner, and the Company records the co-investments on the equity method of accounting.

As of December 31, 2014, the project’s total estimated costs were $172 million.  At December 31, 2014, the total remaining estimated costs to be incurred on this project were $132 million, of which the Company’s portion of the remaining costs was $66 million.

Preferred Equity Investments

During the fourth quarter of 2014, the Company received cash of $101.0 million for its share of the redemption of a preferred equity investment related to a property located in San Francisco, California.  The Company recorded $5.3 million of income from penalties due to the early redemption of this preferred equity investment which is included in equity income from co-investments in the consolidated statements of income.
In 2013, the Company received the redemption of $22.8 million of preferred equity related to three properties located in Los Angeles, California.  The Company recorded $0.9 million of income from redemption penalties due to the early redemption of these preferred equity investments.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

In 2013, the Company restructured the terms of a preferred equity investment with a related party entity on a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year. The Company recorded a $0.4 million restructuring fee related to the restructured investment.
In 2012, the Company made a $14 million preferred equity investment in an apartment community located in Cupertino, California to a related party entity. The investment has a preferred return of 9.5% and matures in May 2016. The preferred equity agreement provides for up to $4 million of additional funding for renovation costs.
The carrying values of the Company’s co-investments, all accounted for under the equity method of accounting, as of December 31, 2014 and 2013 are as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	2014	2013
Membership interest/Partnership interest in:
Wesco I and III	$188,404	$181,098
Fund II	696	4,166
Expo	7,352	12,041
The Huxley	11,471	11,224
Connolly Station	46,653	45,242
Epic Phase I and II	122,968	106,845
Wesco IV	86,289	—
BEXAEW	73,771	—
Palm Valley	70,186	—
Total operating co-investments	607,790	360,616
Membership interest in:
Limited liability companies with CPPIB that own and are developing Epic Phase III, Mosso I and II, Park 20, The Emme, The Owens and Hacienda	268,016	149,451
One South Market	30,919	17,115
The Dylan	7,874	7,321
Century Towers	13,121	—
Total development co-investments	319,930	173,887

Membership interest in Wesco II that owns a preferred equity interest in Park Merced with a preferred return of 10.1%	—	94,711
Preferred interest in related party limited liability company that owns Sage at Cupertino with a preferred return of 9.5% (matures in May 2016)	16,571	15,775
Preferred interest in a related party limited liability company that owns Madison Park at Anaheim with a preferred return of 9% (matures in September 2020)	13,824	13,824
Preferred interest in related party limited liability company that owns an apartment development in Redwood City with a preferred return of 12% (matures in July 2016 with one one-year extension option)	10,396	9,455
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 12% (matures in August 2016 with one one-year extension option)	10,011	8,865
Preferred interest in a limited liability company that owns 8th & Thomas with a preferred return of 10.0% (matures in June 2018 with one one-year extension option)	13,145	—
Preferred interest in a limited liability company that owns Newbury Park with a preferred return of 12.0% (matures in January 2019)	13,150	—
Preferred interest in a limited liability company that owns Century Towers (1) (matures in August 2019)	12,357	—
Preferred interest in a limited liability company that owns an apartment development in San Jose with a preferred return of 9% (matures in January 2023)	19,237	—
Total preferred interest investments	108,691	142,630
Total co-investments	$1,036,411	$677,133

(1) The Company has committed to a total preferred equity investment in the project of $27.0 million at an effective preferred return rate of 8.1%. As of December 31, 2014 the Company has made a preferred equity investment of $12.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The combined summarized financial information of co-investments is as follows ($ in thousands):

	December 31,
	2014	2013
Balance sheets:
Rental properties and real estate under development	$3,426,574	$1,953,328
Other assets	107,902	61,578
Total assets	$3,534,476	$2,014,906
Debt (1)	$1,677,089	$690,132
Other liabilities	91,579	125,479
Equity	1,765,808	1,199,295
Total liabilities and partners' equity	$3,534,476	$2,014,906
Company's share of equity	$1,036,411	$677,133

	Years ended December 31,
	2014	2013	2012
Statements of operations:
Property revenues	$188,548	$100,402	$130,128
Property operating expenses	(71,419)	(37,518)	(55,990)
Net operating income	117,129	62,884	74,138
Gain on sale of real estate	23,333	146,758	106,016
Interest expense	(39,990)	(24,155)	(34,959)
General and administrative	(6,321)	(5,344)	(3,697)
Equity income from co-investments (2)	26,798	18,703	18,051
Depreciation and amortization	(74,657)	(36,831)	(47,917)
Net income	$46,292	$162,015	$111,632
Company's share of net income (3)	$39,893	$55,865	$41,745

(1)	Includes preferred equity investments held by the Company.

(2)	Represents income from Wesco II's preferred equity investment in Park Merced.

(3)
Includes the Company's share of equity income from co-investments, income from preferred equity investments, gain on sale of co-investments, co-investment promote income, and income from early redemption of preferred equity investments.

(d) Real Estate under Development

The Company defines development activities as new properties that are being constructed, or are newly constructed and are in a phase of lease-up and have not yet reached stabilized operations.  As of December 31, 2014, the Company had two consolidated development projects, ten unconsolidated joint venture development projects, and various consolidated predevelopment projects, aggregating 2,920 units for an estimated total cost of $1.5 billion, of which $420.0 million remains to be expended.   The Company’s portion of the remaining costs was $250.0 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

(4) Notes and Other Receivables

Notes receivables, secured by real estate, and other receivables consist of the following as December 31, 2014 and 2013 ($ in thousands):

	2014	2013
Note receivable, secured, bearing interest at 6.0%, due December 2016	$3,212	$3,212
Notes and other receivables from affiliates (1)	8,105	60,968
Other receivables (2)	13,606	4,075
	$24,923	$68,255

(1)
The Company had $8.1 million of short-term loans outstanding and due from various legacy and BRE joint ventures. See Note 5, Related Party Transactions, for additional details. In 2013, the Company has provided two bridge loans totaling $56.8 million to Wesco III at a rate of LIBOR +2.50%. Wesco III repaid these two loans in 2014.

(2)	Represents receivables for utilities, rents, and other receivables.

During the year ended December 31, 2013, the Company received the repayment of three notes receivables totaling $30.5 million. One of the notes was repaid early, and the Company recorded $0.8 million of income related to a change in estimate on the discount to the note receivable.

(5) Related Party Transactions

The Company has adopted written related party transaction guidelines that are intended to cover transactions in which the Company (including entities it controls) is a party and in which any “related person” has a direct or indirect interest.  A “related person” means any Company director, director nominee, or executive officer, any beneficial owner of more than 5% of the Company’s outstanding common stock, and any immediate family member of any of the foregoing persons.  A related person may be considered to have an indirect interest in a transaction if he or she (i) is an owner, director, officer or employee of or otherwise associated with another company that is engaging in a transaction with the Company, or (ii) otherwise, through one or more entities or arrangements, has an indirect financial interest in or personal benefit from the transaction.

The related person transaction review and approval process is intended to determine, among any other relevant issues, the dollar amount involved in the transaction; the nature and value of any related person’s direct or indirect interest (if any) in the transaction; and whether or not (i) a related person’s interest is material, (ii) the transaction is fair, reasonable, and serves the best interest of the Company and its shareholders, and (iii) whether the transaction or relationship should be entered into, continued or ended.

The Company’s Chairman and founder, Mr. George Marcus, is the Chairman of the Marcus & Millichap Company (“MMC”), which is a parent company of a diversified group of real estate service, investment, and development firms. Mr. Marcus is also the Co-Chairman of Marcus & Millichap, Inc. (“MMI”), and Mr. Marcus owns a controlling interest in MMI. MMI is a national brokerage firm listed on the NYSE that underwent its initial public offering in 2013.   Fund II paid brokerage commissions totaling $0.6 million and $0.4 million, respectively, to an affiliate of MMI related to the sales of properties in 2013 and 2012, respectively.  There were no brokerage commissions paid by the Company to MMI or its affiliates during 2014, 2013, and 2012.

The Company charges certain fees to its co-investments for asset management, property management, development and redevelopment services. These fees from affiliates total $16.5 million, $11.5 million, and $10.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. All of these fees are net of intercompany amounts eliminated by the Company.

In July 2014, the Company acquired Paragon Apartments, a 301 unit apartment community located in Fremont, CA for $111.0 million from an entity that was partially owned by an affiliate of MMC. Independent members of the Company's Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment.

As described in Note 4, the Company has provided short-term bridge loans to affiliates. As of December 31, 2014, $8.1 million of short-term loans remained outstanding from various legacy and BRE joint ventures.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

In 2012, the Company provided a $26.0 million short-term bridge loan to Wesco III at a rate of LIBOR plus 2.50% to assist with the purchase of Haver Hill in 2012. The short term bridge loan was repaid in March 2013.

As described in Note 3, the Company restructured the terms of a preferred equity investment in a property located in Anaheim, California, reducing the rate from 13% to 9%, while extending the maximum term by one year.  The Company recorded $0.4 million of income related to the restructured investment.  The entity that owns the property is an affiliate of MMC.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the restructuring of the investment in this entity.

In January 2013, the Company invested $8.6 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment development in Redwood City, California.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors that serve on the Nominating and Corporate Governance and Audit Committees approved the investment in this entity.

In 2012, the Company invested $14.0 million as a preferred equity interest investment in an entity affiliated with MMC that owns an apartment community in Cupertino, California.  The investment has a preferred return of 9.5% and matures in May 2016.  The Company expects to invest an additional $4.0 million in preferred equity to fund renovation costs.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the investment in this entity.

In 2012, the Company acquired Montebello, a 248 unit apartment community in Kirkland, Washington for $52.0 million from an entity affiliated with MMC, and Wesco I acquired Riley Square (formerly Waterstone Santa Clara), a 156 unit apartment community in Santa Clara, California for $38.3 million from an entity affiliated with MMC.  Independent directors (other than Mr. Marcus) on the Company’s Board of Directors approved the acquisitions of Montebello and Riley Square.

An Executive Vice President of the Company invested $4.0 million for a 3% limited partnership interest in a partnership with the Company that owns Essex Skyline at MacArthur Place.  The Executive Vice President’s investment is equal to a pro-rata share of the contributions to the limited partnership.  The Executive Vice President’s investment also receives pro-rata distributions resulting from distributable cash generated by the property if and when distributions are made.

(6) Discontinued Operations

The Company determined that the disposals through the year ended December 31, 2014 were not a discontinued operation in accordance with ASU 2014-018. The gains related to these disposals are recorded in gains on sale of real estate and land in the consolidated statements of income.

During 2013, the Company sold Linden Square, a 183 unit community located in Seattle, Washington for $25.3 million, resulting in a gain of $12.7 million. Also during 2013, the Company sold Cambridge, a 40 unit property located in Chula Vista, California for $4.7 million, resulting in a gain of $2.5 million, and Brentwood, a 140 unit property located in Santa Ana, California for $27.5 million, resulting in a gain of $14.0 million.

During 2012, the Company sold two communities for a total of $28.3 million resulting in gains totaling $10.9 million.

The Company has recorded the gains on sales and operations for these various assets sold described above as part of discontinued operations in the accompanying consolidated statements of income.  The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets, as described above ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

	2013	2012
Revenues	$4,454	$5,848
Property operating expenses	(1,406)	(2,181)
Depreciation and amortization	(1,098)	(1,513)
Expenses	(2,504)	(3,694)
Operating income from real estate sold	1,950	2,154
Gain on sale of real estate	29,223	10,870
Internal disposition costs	—	(1,087)
Income from discontinued operations	$31,173	$11,937

(7) Mortgage Notes Payable

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership. Mortgage notes payable consist of the following as of December 31, 2014 and 2013 ($ in thousands):

	2014	2013
Fixed rate mortgage notes payable	$2,056,742	$1,236,479
Variable rate mortgage notes payable (1)	189,202	167,601
Total mortgage notes payable (2)	$2,245,944	$1,404,080
Number of properties securing mortgage notes	67	49
Remaining terms	1-26 years	1-26 years
Weighted average interest rate	4.6%	5.6%

The aggregate scheduled principal payments of mortgage notes payable at December 31, 2014 are as follows ($ in thousands):

2015	$94,580
2016	41,481
2017	198,683
2018	320,080
2019	565,801
Thereafter	941,526
$2,162,151

(1)
Variable rate mortgage notes payable consists of multifamily housing mortgage revenue bonds secured by deeds of trust on rental properties and guaranteed by collateral pledge agreements, payable monthly at a variable rate as defined in the Loan Agreement (approximately 1.8% at December 2014 and 1.6% at December 2013) plus credit enhancement and underwriting fees ranging from approximately 1.2% to 1.9%.  Among the terms imposed on the properties, which are security for the bonds, is a requirement that 20% of the units are subject to tenant income criteria. Principal balances are due in full at various maturity dates from February 2015 through April 2040.  Of these bonds $153.2 million are subject to various interest rate cap agreements, which limit the maximum interest rate to such bonds.

(2)	Includes total unamortized premium of $83.8 million and $11.5 million as of December 31, 2014 and December 31, 2013, respectively.

For the Company’s mortgage notes payable as of December 31, 2014, monthly interest expense and principal amortization, excluding balloon payments, totaled approximately $9.4 million and $3.3 million, respectively.  Second deeds of trust accounted for $58.2 million of the $2.2 billion in mortgage notes payable as of December 31, 2014.  Repayment of debt before the scheduled maturity date could result in prepayment penalties.  The prepayment penalty on the majority of the Company’s mortgage notes payable are computed by the greater of (a) 1% of the amount of the principal being prepaid or (b) the present value of the mortgage note payable which is calculated by multiplying the principal being prepaid by the difference between the interest rate of the mortgage note and the stated yield rate on a specified U.S. treasury security as defined in the mortgage note agreement.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

(8) Unsecured Debt and Lines of Credit

ESS does not have any indebtedness as all debt is incurred by the Operating Partnership.  ESS guarantees the Operating Partnership’s unsecured debt including the revolving credit facilities up to the maximum amounts and for the full term of the facilities.

Unsecured debt and lines of credit consist of the following as of December 31, 2014 and 2013 ($ in thousands):

	2014	2013	Weighted Average Maturity In Years
Bonds private placement - fixed rate	$465,000	$465,000	4.2
Term loan - variable rate	225,000	350,000	1.9
Bonds public offering - fixed rate	1,927,482	595,023	7.1
Unsecured debt (1)	2,617,482	1,410,023
Lines of credit	246,391	219,421
Total unsecured debt	$2,863,873	$1,629,444
Weighted average interest rate on fixed rate unsecured bonds	3.6%	4.0%
Weighted average interest rate on variable rate term loan	2.4%	2.5%
Weighted average interest rate on lines of credit	1.8%	2.2%

(1) Includes unamortized premium of $27.5 million and discount of $5.0 million as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014 and 2013, the Company had $465.0 million of private placement unsecured bonds outstanding at an average effective interest rate of 4.5%.

The following is a summary of the Company’s unsecured private placement bonds as of December 31, 2014 and 2013 ($ in thousands):

	Maturity	2014	2013	Coupon Rate
Senior unsecured private placement notes	March 2016	$150,000	$150,000	4.36%
Senior unsecured private placement notes	September 2017	40,000	40,000	4.50%
Senior unsecured private placement notes	December 2019	75,000	75,000	4.92%
Senior unsecured private placement notes	April 2021	100,000	100,000	4.27%
Senior unsecured private placement notes	June 2021	50,000	50,000	4.30%
Senior unsecured private placement notes	August 2021	50,000	50,000	4.37%
		$465,000	$465,000

As of December 31, 2014 and 2013, the Company had unsecured term loans outstanding of $225.0 million and $350.0 million at an average interest rate of 2.4% and 2.5%, respectively.  The term loans are at a variable interest rate of LIBOR plus 1.05%. The Company entered into interest rate swap contracts for a term of five years with a notional amount totaling $225.0 million, which effectively converted the interest rate on $225.0 million of the term loans to a fixed rate of 2.4%.

In April 2014, the Company, assumed $900.0 million aggregate principal amount of BRE’s 5.500% senior notes due 2017; 5.200% senior notes due 2021; and 3.375% senior notes due 2023 (together “BRE Notes”). The carrying value of the BRE Notes, plus premium was $934.7 million as of December 31, 2014.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

In April 2014, the Company issued $400.0 million of senior unsecured notes due on May 1, 2024 with a coupon rate of 3.875% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2014 (the 2024 Notes). The 2024 Notes were offered to investors at a price of 99.234% of par value. The 2024 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. These bonds are included in the line "Bonds public offering-fixed rate" in the table above, and as of December 31, 2014, the carrying value of the 2024 Notes, net of discount was $397.2 million.

In April 2013, the Company issued $300.0 million of senior unsecured notes due on May 1, 2023 with a coupon rate of 3.25% per annum and are payable on May 1st and November 1st of each year, beginning November 1, 2013 (the 2023 Notes).  The 2023 Notes were offered to investors at a price of 99.152% of par value.  The 2023 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc.  These bonds are included in the line “Bonds public offering-fixed rate” in the table above, and as of December 31, 2014 and 2013, the carrying value of the 2023 Notes, net of discount was $298.0 million and $297.7 million.

During the third quarter 2012, the Company issued $300.0 million of senior unsecured notes due August 2022 with a coupon rate of 3.625% per annum and are payable on February 15th and August 15th of each year, beginning February 15, 2013 (the 2022 Notes).  The 2022 Notes were offered to investors at a price of 98.99% of par value.  The 2022 Notes are general unsecured senior obligations of the Operating Partnership, rank equally in right of payment with all other senior unsecured indebtedness of the Operating Partnership and are fully and unconditionally guaranteed by Essex Property Trust, Inc. As of December 31, 2014 and 2013, the carrying value of the 2022 Notes, net of discount was $297.6 million and $297.3 million, respectively.

The following is a summary of the Company’s senior unsecured notes as of December 31, 2014 and 2013 ($ in thousands):

	Maturity	2014	2013	Coupon Rate
Senior notes	March 2017	300,000	—	5.500%
Senior notes	March 2021	300,000	—	5.200%
Senior notes	August 2022	300,000	300,000	3.625%
Senior notes	January 2023	300,000	—	3.375%
Senior notes	May 2023	300,000	300,000	3.250%
Senior notes	May 2024	400,000	—	3.875%
		1,900,000	600,000

The aggregate scheduled principal payments of unsecured debt payable, excluding lines of credit, at December 31, 2014 are as follows ($ in thousands):

2015	$—
2016	350,000
2017	365,000
2018	—
2019	75,000
Thereafter	1,800,000
$2,590,000

The Company has two lines of credit aggregating $1.03 billion as of December 31, 2014.  The Company has a $1 billion credit facility with an underlying interest rate based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility and the rate was LIBOR plus 0.95% as of December 31, 2014.  As of December 31, 2014 and 2013, the balance of the $1 billion credit facility was $229.8 million and $199.0 million, respectively.  On January 2015, the facility maturity date was extended to

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

December 31, 2018 with one 18-month extension, exercisable by the Company.  The Company also has a working capital unsecured line of credit agreement for $25.0 million.  This facility matures in January 2016, with a one year extension option.  The underlying interest rate on the $25.0 million line is based on a tiered rate structure tied to Fitch and S&P ratings on the credit facility of LIBOR plus 0.95%.  As of December 31, 2014 and 2013, there was a $16.6 million and $20.4 million balance, respectively, outstanding on this unsecured line.

The Company’s unsecured line of credit and unsecured debt agreements contain debt covenants related to limitations on indebtedness and liabilities, and maintenance of minimum levels of consolidated earnings before depreciation, interest and amortization.  The Company was in compliance with the debt covenants as of December 31, 2014 and 2013.

(9) Derivative Instruments and Hedging Activities

The Company uses interest rate swaps and interest rate cap contracts to manage certain interest rate risks. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

The Company has entered into interest rate swap contracts with an aggregate notional amount of $225.0 million that effectively fixed the interest rate on the $225.0 million unsecured term loan at 2.4% through July 2017.  These derivatives qualify for hedge accounting.

During the fourth quarter 2014, the Company terminated $125.0 million of swaps with respect to the $225.0 million of the unsecured term loan.

As of December 31, 2014 the Company had interest rate cap contracts totaling a notional amount of $153.2 million that effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $153.2 million of the Company’s tax exempt variable rate debt.

As of December 31, 2014 and 2013, the aggregate carrying value of the interest rate swap contracts was a liability of $1.8 million and $2.7 million, respectively. The aggregate carrying value of the interest rate cap contracts was zero on the balance sheet as of December 31, 2014 and December 31, 2013.

During the third quarter 2012, the Company terminated a swap transaction with respect to the $38.0 million of tax-exempt bonds for the 101 San Fernando apartment community with Citibank because the bonds were repurchased by the Company at par.

Hedge ineffectiveness related to cash flow hedges, which is reported in current year income as interest expense, net was not significant for the years ended December 31, 2014, 2013 and 2012.

(10) Lease Agreements

As of December 31, 2014 the Company is a lessor for four commercial buildings and the commercial portions of 32 mixed use communities. The tenants’ lease terms expire at various times through 2031.  The future minimum non-cancelable base rent to be received under these operating leases for each of the years ending after December 31 is summarized as follows ($ in thousands):

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Future
Minimum
Rent
2015	$12,348
2016	9,898
2017	9,003
2018	8,123
2019	7,350
Thereafter	28,647
$75,369

(11) Equity Transactions

Preferred Securities Offerings

During the third quarter of 2006, the Company sold 5,980,000 shares of 4.875% Series G Cumulative Convertible Preferred Stock (“Series G”) for gross proceeds of $149.5 million.  Holders may convert Series G into shares of ESS common stock subject to certain conditions.  The conversion rate was initially .1830 shares of common stock per the $25 share liquidation preference, which is equivalent to an initial conversion price of approximately $136.62 per share of common stock (the conversion rate will be subject to adjustment upon the occurrence of specified events).  ESS may, under certain circumstances, cause some or all of the Series G to be converted into that number of shares of common stock at the then prevailing conversion rate.  During the second quarter of 2014, each share of the Company's Series G was converted into 0.19301 shares of common stock. There were 178,249 shares of Series G converted into 34,403 shares of Common Stock. As of December 31, 2013, there were 178,249 shares outstanding of Series G with an aggregate liquidation value of $4.5 million.

During the second quarter of 2011, the Company issued 2,950,000 shares of 7.125% Series H Cumulative Redeemable Preferred Stock (“Series H”) at a price of $25.00 per share for net proceeds of $71.2 million, net of costs and original issuance discounts.  The Series H has no maturity date and generally may not be called by the Company before April 13, 2016.  Net proceeds from the Series H offering were contributed to the Operating Partnership for a 7.125% Series H Cumulative Redeemable Preferred Interest. As of December 31, 2014 and 2013, there were 8,000,000 shares authorized and 2,950,000 shares outstanding of Series H with an aggregate liquidation value of $73.8 million.

Common Stock Offerings

In April 2014, Essex issued approximately 23,067,446 shares of Essex common stock as Stock Consideration in the BRE merger at an average price of $163.82.

In addition, during 2014, ESS sold 2,964,315 shares of common stock for proceeds of $534.0 million, net of fees and commissions, at an average price of $181.56.

During 2013 and 2012, ESS issued 913,344 and 2,404,096 shares of common stock in each period for proceeds of $138.4 million and $357.7 million, net of fees and commissions, respectively.

Operating Partnership Units and Long Term Incentive Plan (“LTIP”) Units

As of December 31, 2014 and 2013, the Operating Partnership had outstanding 2,110,462 and 2,031,612 operating partnership units and 91,348 and 118,190 vested LTIP units, respectively. The Operating Partnership’s general partner, ESS, owned 96.7% and 94.6% of the partnership interests in the Operating Partnership at December 31, 2014 and 2013, respectively, and ESS is responsible for the management of the Operating Partnership’s business. As the general partner of the Operating Partnership, ESS effectively controls the ability to issue common stock of ESS upon a limited partner’s notice of redemption. ESS has generally acquired OP units upon a limited partner’s notice of redemption in exchange for shares of its common stock. The redemption provisions of OP units owned by limited partners that permit ESS to settle in either cash or common stock at the

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

option of ESS were further evaluated in accordance with applicable accounting guidance to determine whether temporary or permanent equity classification on the balance sheet is appropriate. The Operating Partnership evaluated this guidance, including the requirement to settle in unregistered shares, and determined that these OP units meet the requirements to qualify for presentation as permanent equity.

LTIP units represent an interest in the Operating Partnership for services rendered or to be rendered by the LTIP unit holder in its capacity as a partner, or in anticipation of becoming a partner, in the Operating Partnership. Upon the occurrence of specified events, LTIP units may over time achieve full parity with common units of the Operating Partnership for all purposes. Upon achieving full parity, LTIP units will be exchanged for an equal number of the OP Units.

The redemption value of the OP units owned by the limited partners, not including ESS, had such units been redeemed at December 31, 2014, was approximately $455 million based on the closing price of ESS’s common stock as of December 31, 2014.

(12) Net Income Per Common Share and Net Income Per Common Unit

Essex Property Trust, Inc.

Basic and diluted income from continuing and discontinued operations per share is calculated as follows for the years ended December 31 ($ in thousands, except share and per share amounts):

	2014			2013			2012
	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount	Income	Weighted- average Common Shares	Per Common Share Amount
Basic:
Income from continuing operations available to common stockholders	$116,859	56,546,959	$2.07	$121,324	37,248,960	$3.26	$108,532	35,032,491	$3.10

Income from discontinued operations available to common stockholders	—	56,546,959	—	29,487	37,248,960	0.79	11,280	35,032,491	0.32
	$116,859		$2.07	$150,811		$4.05	$119,812		$3.42
Effect of Dilutive Securities (1)	—	149,566		—	86,335		—	92,430
Diluted:
Income from continuing operations available to common stockholders (1)	$116,859	56,696,525	$2.06	$121,324	37,335,295	$3.25	$108,532	35,124,921	$3.09

Income from discontinued operations available to common stockholders	—	56,696,525	—	29,487	37,335,295	0.79	11,280	35,124,921	0.32
	$116,859		$2.06	$150,811		$4.04	$119,812		$3.41

(1)
Weighted average convertible limited partnership units of 2,224,707, 2,131,425, and 2,219,046, which include vested Series Z Incentive Units, Series Z-1 Incentive Units, 2014 Long-Term Incentive Plan Units, and 2015 Long-Term Incentive Plan Units (collectively referred to as “LTIP Units”), for the years ended December 31, 2014, 2013 and 2012, respectively, were not included in the determination of diluted earnings per share calculation because they were anti-dilutive. The Company has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Stock options of 10,843; 168,325; and 263,613; for the years ended December 31, 2014, 2013, and 2012, respectively, were not included in the diluted earnings per share calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

All shares of cumulative convertible Series G preferred stock have been excluded from diluted earnings per share for the years ended 2014, 2013, and 2012 respectively, as the effect was anti-dilutive.

Essex Portfolio, L.P.

Basic and diluted income from continuing and discontinued operations per unit is calculated as follows for the years ended December 31 ($ in thousands, except unit and per unit amounts):

	2014			2013			2012
	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount	Income	Weighted- average Common Units	Per Common Unit Amount
Basic:
Income from continuing operations available to common unitholders	$121,726	58,771,666	$2.07	$128,576	39,380,385	$3.27	$115,834	37,251,537	$3.11
Income from discontinued operations	—	58,771,666	—	31,173	39,380,385	0.79	11,937	37,251,537	0.32
Income available to common unitholders	$121,726		$2.07	$159,749		$4.06	$127,771		$3.43
Effect of Dilutive Securities (1)	—	149,566		—	86,335		—	92,430

Diluted:
Income from continuing operations available to common unitholders (1)	$121,726	58,921,232	$2.07	$128,576	39,466,720	$3.26	$115,834	37,343,967	$3.10
Income from discontinued operations	—	58,921,232	—	31,173	39,466,720	0.79	11,937	37,343,967	0.32
Income available to common unitholders	$121,726		$2.07	$159,749		$4.05	$127,771		$3.42

(1)	The Operating Partnership has the ability to redeem DownREIT limited partnership units for cash and does not consider them to be potentially dilutive securities.

Stock options of 10,843; 168,325; and 263,613; for the years ended December 31, 2014, 2013, and 2012, respectively, were not included in the diluted earnings per unit calculation because the assumed proceeds per share of these options plus the average unearned compensation were greater than the average market price of the common shares for the years ended and, therefore, were anti-dilutive.

The cumulative convertible Series G preferred interest have been excluded from diluted earnings per unit for the years ended 2014, 2013, and 2012 respectively, as the effect was anti-dilutive.

(13) Equity Based Compensation Plans

Stock Options and Restricted Stock

In May 2013, stockholders approved the Company’s 2013 Stock Award and Incentive Compensation Plan (“2013 Plan”). The 2013 Plan became effective on June 1, 2013 and serves as the successor to the Company’s 2004 Stock Incentive Plan (the “2004 Plan”), and no additional equity awards can be granted under the 2004 Plan after the date the 2013 Plan became effective.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The Company’s 2013 Plan provides incentives to attract and retain officers, directors and key employees.  The 2013 Plan provides for the grants of options to purchase shares of common stock, grants of restricted stock and other award types.  Under the 2013 Plan, the maximum aggregate number of shares that may be issued is 1,000,000, plus any shares that have not been issued under the 2004 Plan, including shares subject to outstanding awards under the 2004 Plan that are not issued or delivered to a participant for any reason.  The 2013 Plan is administered by the Compensation Committee of the Board of Directors and is comprised of independent directors.  The Compensation Committee is authorized to establish the exercise price; however, the exercise price cannot be less than 100% of the fair market value of the common stock on the grant date.  The Company’s options have a life of five to ten years.  Option grants for officers and employees fully vest between one year and five years after the grant date.

Stock-based compensation expense for options and restricted stock under the fair value method totaled $6.1 million, $2.3 million, and $2.0 million for years ended December 31, 2014, 2013 and 2012 respectively.  Stock-based compensation expense for options and restricted stock for the year ended December 31, 2014 includes $3.6 million related to the BRE merger, of which $1.7 million relates to merger and integration expenses, which is recorded in merger and integration expense in the consolidated statements of income. Stock-based compensation for options and restricted stock related to recipients who are direct and incremental to projects under development were capitalized and totaled $0.4 million, $0.4 million, and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.  The intrinsic value of the options exercised totaled $12.7 million, $3.0 million, and $2.9 million, for the years ended December 31, 2014, 2013, and 2012 respectively.  The intrinsic value of the options outstanding and fully vested totaled $28.9 million, as of December 31, 2014.

Total unrecognized compensation cost related to unvested stock options totaled $3.6 million as of December 31, 2014 and the unrecognized compensation cost is expected to be recognized over a period of 1 to 5 years.

The average fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012 was $20.56, $15.80 and $12.64, respectively. Certain stock options granted in 2014, 2013, and 2012 included a $75 cap or a $100 cap on the appreciation of the market price over the exercise price.  The fair value of stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

	2014	2013	2012
Stock price	$176.65	$153.54	$143.95
Risk-free interest rates	2.37%	2.68%	1.16%
Expected lives	8 years	8 years	5 - 8 years
Volatility	18.00%	18.03%	20.05%
Dividend yield	2.90%	3.15%	3.26%

A summary of the status of the Company’s stock option plans as of December 31, 2014, 2013, and 2012 and changes during the years ended on those dates is presented below:

	2014		2013		2012
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of year	695,488	$133.37	623,434	$125.96	415,020	$109.71
Granted	42,518	176.65	150,325	153.54	263,113	143.95
Granted - BRE options converted	133,766	121.03	—	—	—	—
Exercised	(185,387)	113.72	(52,970)	102.43	(41,603)	77.21
Forfeited and canceled	(21,600)	144.29	(25,301)	135.25	(13,096)	128.36
Outstanding at end of year	664,785	138.78	695,488	133.37	623,434	125.96
Options exercisable at year end	395,986	133.99	300,632	119.09	250,620	107.12

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options outstanding			Options exercisable
	Number outstanding as of	Weighted- average remaining	Weighted- average	Number exercisable as of	Weighted- average
Range of	December 31,	contractual	exercise	December 31,	exercise
exercise prices	2014	life (years)	price	2014	price
$66.05 - $101.01	39,590	2.8	$79.64	39,590	$79.64
$103.82 - $161.98	561,626	6.1	139.05	303,670	134.22
$164.76 - $179.48	63,569	8.2	173.22	52,726	173.49
	664,785	6.1	138.78	395,986	133.99

The following table summarizes information about restricted stock outstanding as of December 31, 2014, 2013 and 2012 and changes during the years ended:

	2014		2013		2012
	Shares	Weighted- average grant price	Shares	Weighted- average grant price	Shares	Weighted- average grant price
Unvested at beginning of year	16,176	$108.06	24,922	$104.52	35,219	$98.57
Granted	22,014	194.03	1,556	158.75	1,614	149.68
Granted - BRE restricted stock converted	119,411	173.82	—	—	—	—
Vested	(126,931)	171.56	(7,211)	109.86	(8,641)	106.69
Forfeited and canceled	(4,850)	135.10	(3,091)	100.84	(3,270)	102.00
Unvested at end of year	25,820	168.22	16,176	108.06	24,922	104.52

The unrecognized compensation cost related to unvested restricted stock totaled $3.5 million as of December 31, 2014 and is expected to be recognized over a period of 1 to 7 years.

Long Term Incentive Plans – LTIP Units

On December 9, 2014, the Operating Partnership issued 44,750 units under the 2015 Long-Term Incentive Plan Award agreements to executives of the Company. The 2015 Long-Term Incentive Plan Units (the “2015 LTIP Units”) are subject to forfeiture based on performance-based and service based conditions. An additional 24,000 units were granted subject only to performance-based criteria and are fully vested on the date granted. The 2015 LTIP Units, that are subject to vesting, will vest at 20% per year on each of the first five anniversaries of the initial grant date. The 2015 LTIP Units performance conditions measurement ends December 9, 2015. The 2015 LTIP Units, once earned and vested, are convertible one-for-one into common units of the Operating Partnership which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction. 2015 LTIP Units not earned based on the performance-based criteria shall be automatically forfeited by the recipient.

In December 2013, the Operating Partnership issued 50,500 units under the 2014 Long-Term Incentive Plan Award agreements to executives of the Company.  The 2014 Long-Term Incentive Plan Units (the “2014 LTIP Units”) were subject to forfeiture based on performance-based conditions and are currently subject to service based vesting. The 2014 LTIP Units vest 25% per year on each of the first four anniversaries of the initial grant date. In December 2014, the Company achieved the performance criteria and all of the 2014 LTIP Units awarded were earned by the recipients, subject to satisfaction of service based vesting conditions. The 2014 LTIP Units are convertible one-for-one into common units of the Operating Partnership which, in turn, are convertible into common stock of the Company subject to a ten year liquidity restriction.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The estimated fair value of the 2015 LTIP Units and 2014 LTIP Units are determined on the grant date using Monte Carlo simulations under a risk-neutral premise and considers Essex’s current stock price, the unpaid dividends on unvested units and the discount factor for 10 years of illiquidity.

Prior to 2013, the Company issued Series Z Incentive Units and Series Z-1 Incentive Units (collectively referred to as “Z Units”) of limited partnership interest in the Operating Partnership.  Vesting in the Z Units is based on performance criteria established in the plan.  The criteria can be revised by the Board's Compensation Committee if the Committee deems that the plan's criterion is unachievable for any given year.   The sale of Z Units is contractually prohibited.  Z Units are convertible into Operating Partnership units which are exchangeable for shares of the Company’s common stock that have marketability restrictions.  The estimated fair value of a Z Unit is determined on the grant date and considers the Company's current stock price, the dividends that are not paid on unvested units and a marketability discount for the 8 to 15 years of illiquidity.  Compensation expense is calculated by multiplying estimated vesting increases for the period by the estimated fair value as of the grant date.

During 2011 and 2010, the Operating Partnership issued 154,500 Series Z-1 Incentive Units (the “Z-1 Units”) of limited partner interest to executives of the Company.  The Z-1 Units are convertible one-for-one into common units of the Operating Partnership (which, in turn, are convertible into common stock of the Company) upon the earlier to occur of 100 percent vesting of the units or the year 2026.  The conversion ratchet (accounted for as vesting) of the Z-1 Units into common units, is to increase consistent with the Company’s annual FFO growth, but is not to be less than zero or greater than 14 percent.  Z-1 Unit holders are entitled to receive distributions, on vested units, that are approximately the same as dividends distributed to common stockholders.

LTIP Units are administered by the Compensation Committee which has the authority to select participants and determine the awards to be made up to a maximum of 600,000 LTIP Units.

Stock-based compensation expense for LTIP Units under the fair value method totaled approximately $6.0 million, $2.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Stock-based compensation expense for the year ended December 31, 2014 includes $1.7 million related to merger and integration expenses and is recorded in merger and integration expense in the consolidated statements of income. In the fourth quarter of 2014, stock-based compensation expense included $2.4 million related to an immediate vesting of certain of the 2015 LTIP Units.  Stock-based compensation related to LTIP Units attributable to recipients who are direct and incremental to these projects was capitalized to real estate under development and totaled approximately $0.4 million, $0.5 million, and $0.5 million, for the years ended December 31, 2014, 2013, and 2012, respectively.  The intrinsic value of the vested and unvested LTIP Units totaled $68.8 million as of December 31, 2014.  Total unrecognized compensation cost related to the unvested LTIP Units under the LTIP Units plans totaled $11.7 million as of December 31, 2014.  On a weighted average basis, the unamortized cost for the 2014 and 2015 LTIP Units and the Z Units is expected to be recognized over the next 4.2 years and 10.5 years, respectively, subject to the achievement of the stated performance criteria.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table summarizes information about the LTIP Units outstanding as of December 31, 2014 ($ in thousands):

	Long Term Incentive Plan - LTIP Units
	Total Vested Units	Total Unvested Units	Total Outstanding Units	Weighted- average Grant-date Fair Value	Weighted- average Remaining Contractual Life (years)
Balance, December 31, 2011	179,082	170,019	349,101	$58.17	12.3
Granted	—	—	—
Vested	28,163	(28,163)	—
Converted	(16,541)	—	(16,541)
Cancelled	—	(1,813)	(1,813)
Balance, December 31, 2012	190,704	140,043	330,747	58.44	11.3
Granted	—	50,500	50,500
Vested	35,919	(35,919)	—
Converted	(108,433)	—	(108,433)
Cancelled	—	(5,243)	(5,243)
Balance, December 31, 2013	118,190	149,381	267,571	63.53	9.3
Granted	24,000	44,750	68,750
Vested	41,729	(41,729)	—
Converted	(2,000)	—	(2,000)
Cancelled	—	(1,335)	(1,335)
Balance, December 31, 2014	181,919	151,067	332,986	$71.14	10.5

(14) Segment Information

The Company defines its reportable operating segments as the three geographical regions in which its communities are located: Southern California, Northern California and Seattle Metro.  Excluded from segment revenues and net operating income are communities classified in discontinued operations, management and other fees from affiliates, and interest and other income.  Non-segment revenues and net operating income included in the following schedule also consist of revenue generated from commercial properties.  Other non-segment assets include real estate under development, co-investments, cash and cash equivalents, marketable securities, notes and other receivables, prepaid expenses and other assets and deferred charges.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The revenues and net operating income for each of the reportable operating segments are summarized as follows for the years ended December 31, 2014, 2013, and 2012 ($ in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenues:
Southern California	$422,899	$263,064	$248,150
Northern California	338,006	212,167	173,264
Seattle Metro	168,053	107,553	92,489
Other real estate assets	31,000	19,219	12,793
Total property revenues	$959,958	$602,003	$526,696
Net operating income:
Southern California	$279,178	$175,557	$164,841
Northern California	236,927	146,699	119,154
Seattle Metro	112,384	71,407	60,853
Other real estate assets	20,556	12,328	9,681
Total net operating income	649,045	405,991	354,529
Depreciation and amortization	(360,592)	(192,420)	(169,173)
Interest expense	(164,551)	(116,524)	(111,888)
Management and other fees from affiliates	9,347	7,263	8,457
General and administrative	(40,878)	(26,684)	(24,573)
Merger and integration expenses	(53,530)	(4,284)	—
Acquisition and disposition costs	(1,878)	(1,161)	(2,215)
Interest and other income	11,811	11,633	13,833
Loss on early retirement of debt, net	(268)	(300)	(5,009)
Gain on sale of real estate and land	46,039	1,503	—
Equity income from co-investments	39,893	55,865	41,745
Gain on remeasurement of co-investment	—	—	21,947
Income before discontinued operations	$134,438	$140,882	$127,653

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Total assets for each of the reportable operating segments are summarized as follows as of December 31, 2014 and 2013 ($ in thousands):

	As of December 31,
Assets:	2014	2013
Southern California	$4,249,107	$1,732,791
Northern California	3,641,720	1,605,303
Seattle Metro	1,647,058	741,533
Other real estate assets	149,820	109,244
Net reportable operating segments - real estate assets	9,687,705	4,188,871
Real estate under development	434,371	50,430
Co-investments	1,036,411	677,133
Real estate held for sale, net	56,300	—
Cash and cash equivalents, including restricted cash	95,420	53,766
Marketable securities and other investments	117,240	90,084
Notes and other receivables	24,923	68,255
Other non-segment assets	110,504	58,300
Total assets	$11,562,874	$5,186,839

(15) 401(k) Plan

The Company has a 401(k) benefit plan (the “Plan”) for all eligible employees. Employee contributions are limited by the maximum allowed under Section 401(k) of the Internal Revenue Code.  The Company matches 50% of the employee contributions up to a specified maximum.  Company contributions to the Plan were approximately $0.9 million, $0.7 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

(16) Commitments and Contingencies

As of December 31, 2014, the Company had six non-cancelable ground leases for certain apartment communities and buildings that expire between 2027 and 2082.  Ground lease payments are typically the greater of a stated minimum or a percentage of gross rents generated by these apartment communities.  Total minimum lease commitments, under ground leases and operating leases, are approximately $2.5 million per year for the next five years.

To the extent that an environmental matter arises or is identified in the future that has other than a remote risk of having a material impact on the financial statements, the Company will disclose the estimated range of possible outcomes, and, if an outcome is probable, accrue an appropriate liability for remediation and other potential liability. The Company will consider whether such occurrence results in an impairment of value on the affected property and, if so, impairment will be recognized.

The Company has no way of determining at this time the magnitude of any potential liability to which it may be subject arising out of unknown environmental conditions or violations with respect to the communities formerly owned by the Company.  No assurance can be given that existing environmental studies with respect to any of the communities reveal all environmental liabilities, that any prior owner or operator of a property did not create any material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist as to any one or more of the communities.  The Company has limited insurance coverage for some of the types of environmental liabilities described above.

The Company has entered into transactions that may require the Company to pay the tax liabilities of the partners in the Operating Partnership or in the DownREIT entities.  These transactions are within the Company’s control. Although the Company plans to hold the contributed assets or defer recognition of gain on their sale pursuant to like-kind exchange rules under Section 1031 of the Internal Revenue Code, the Company can provide no assurance that it will be able to do so and if such tax liabilities were incurred they may to have a material impact on the Company’s financial position.

There have been an increasing number of lawsuits against owners and managers of apartment communities alleging personal injury and property damage caused by the presence of mold in residential real estate. Some of these lawsuits have resulted in

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

substantial monetary judgments or settlements.  The Company has been sued for mold related matters and has settled some, but not all, of such matters.   Insurance carriers have reacted to mold related liability awards by excluding mold related claims from standard policies and pricing mold endorsements at prohibitively high rates.  The Company has, however, purchased pollution liability insurance, which includes some coverage for mold.  The Company has adopted policies to promptly address and resolve reports of mold when it is detected, and to minimize any impact mold might have on residents of the property.  The Company believes its mold policies and proactive response to address any known existence, reduces its risk of loss from these cases.  There can be no assurances that the Company has identified and responded to all mold occurrences, but the company promptly addresses all known reports of mold.  Liabilities resulting from such mold related matters are not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  As of December 31, 2014, potential liabilities for mold and other environmental liabilities are not quantifiable and an estimate of possible loss cannot be made.

The Company carries comprehensive liability, fire, extended coverage and rental loss insurance for each of the communities.  There are, however, certain types of extraordinary losses, such as, for example, losses from terrorism or earthquakes, for which the Company does not have insurance coverage.  Substantially all of the communities are located in areas that are subject to earthquake activity.  The Company has established a wholly owned insurance subsidiary, Pacific Western Insurance LLC (“PWI”).  Through PWI, the Company is self-insured as it relates to earthquake related losses.  Additionally, since January 2008, PWI has provided property and casualty insurance coverage for the first $5.0 million of the Company’s property level insurance claims per incident.  As of December 31, 2014, PWI has cash and marketable securities of approximately $57.6 million.  These assets are consolidated in the Company’s financial statements.  Beginning in 2013, the Company has obtained limited third party seismic insurance on selected assets in which it holds an ownership interest in.

The Company provided a payment guarantee to the counterparties in relation to the total return swaps entered into by the joint venture responsible for the development of The Huxley and The Dylan communities.  Further the Company has guaranteed completion of development and made certain debt service guarantees for The Huxley and The Dylan.  The outstanding balance for the loans was $114.4 million as of December 31, 2014.  The payment guarantee is for the payment of the amounts due to the counterparty related total return swaps which are scheduled to mature in September and December 2016.  The maximum exposure of the guarantee as of December 31, 2014 was $114.4 million based on the aggregate outstanding debt amount.

Three putative class action and shareholder derivative actions were filed on behalf of alleged BRE stockholders and/or BRE itself in the Circuit Court for Baltimore City, Maryland, under the following captions: Sutton v. BRE Properties, Inc., et al., No. 24-C-13-8425, filed December 23, 2013; Applegate v. BRE Properties, Inc., et al., No. 24-C-14-2, filed December 30, 2013; and Lee v. BRE Properties, Inc., et al., No. 24-C-14-46, filed January 3, 2014. On March 18, 2014, the parties reached an agreement in principle that provided for the settlement of action on the terms and conditions set forth in a memorandum of understanding. On October 28, 2014, the Court entered an Order and Final Judgment Settlement granting final approval of the Settlement. The Order and Final Judgment Settlement included a judgment of the dismissal of all claims against BRE, Essex and the other defendants with prejudice as well as a full release of any and all claims related to the Merger. The $500,000 to be paid by BRE or its successor(s) has been paid in full by Essex.

On December 19, 2014, a punitive class action was filed against the Company in the U.S. District Court for the Northern District of California, entitled Foster v. Essex Property Trust, Inc. alleging that the Company failed to properly secure the personally-identifying information of its residents. The lawsuit seeks the recovery of unspecified damages and certain injunctive relief. This lawsuit was filed in connection with a cyber-intrusion that the Company discovered in the third quarter of 2014. At this point, the Company is unable to predict the developments in, outcome of, and/or economic and/or other consequences of this litigation or predict the developments in, outcome of, and/or other consequences arising out of any potential future litigation or government inquiries related to this matter.

The Company is subject to various other legal and/or regulatory proceedings arising in the course of its business operations.  We believe that, with respect to such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on the Company’s financial condition, results of operations or cash flows.

(17) Subsequent Events

In January 2015, the Company sold Pinnacle South Mountain, a 552 unit apartment community, located in Phoenix, AZ for $63.8 million.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

During the first quarter of 2015 through February 24, 2015, ESS sold 636,021 shares of common stock for $142.0 million, net of fees and commissions at an average price of $224.76.

In February 2015, the Company purchased a parcel of land located in San Francisco, CA for a contract price of $43.6 million. The Company plans to develop a forty-two story apartment community comprising 545 homes and 5,900 square feet of ground floor retail space.

In February 2015, the Company acquired 8th and Hope, a 290 unit community in Los Angeles, CA for $200 million. The property was completed in 2014 and has roughly 4,000 square feet of ground floor retail space.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

(18) Quarterly Results of Operations (Unaudited)

Essex Property Trust, Inc.

The following is a summary of quarterly results of operations for 2014 and 2013 ($ in thousands, except per share and dividend amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2014 (1):
Total property revenues	$276,209	$268,118	$256,614	$159,017
Income before discontinued operations	$44,805	$58,582	$4,645	$26,406
Net income	$44,805	$58,582	$4,645	$26,406
Net income available to common stockholders	$40,175	$53,565	$1,207	$21,912
Per share data:
Net income:
Basic (2)	$0.63	$0.85	$0.02	$0.58
Diluted (2)	$0.63	$0.85	$0.02	$0.58
Market price:
High	$211.91	$180.65	$185.66	$171.70
Low	$206.35	$178.27	$183.36	$166.95
Close	$206.60	$178.75	$184.91	$170.05
Dividends declared	$1.30	$1.30	$1.30	$1.21
2013:
Total property revenues	$155,986	$152,177	$148,783	$145,057
Income before discontinued operations	$20,020	$62,718	$28,983	$29,161
Net income	$36,903	$75,875	$29,575	$29,702
Net income available to common stockholders	$31,874	$68,788	$24,946	$25,203
Per share data:
Net income:
Basic (2)	$0.85	$1.84	$0.67	$0.68
Diluted (2)	$0.85	$1.84	$0.67	$0.68
Market price:
High	$165.44	$172.16	$171.11	$156.36
Low	$137.53	$139.64	$147.56	$147.06
Close	$143.51	$147.70	$158.92	$150.58
Dividends declared	$1.21	$1.21	$1.21	$1.21

(1)	Includes BRE results of operations after the merger date, April 1, 2014.

(2)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Essex Portfolio, L.P.

The following is a summary of quarterly results of operations for 2014 and 2013 ($ in thousands, except per unit and distribution amounts):

	Quarter ended December 31	Quarter ended September 30	Quarter ended June 30	Quarter ended March 31
2014 (1):
Total property revenues	$276,209	$268,118	$256,614	$159,017
Income before discontinued operations	$44,805	$58,582	$4,645	$26,406
Net income	$44,805	$58,582	$4,645	$26,406
Net income available to common unitholders	$41,599	$55,382	$1,416	$23,329
Per unit data:
Net income:
Basic (2)	$0.63	$0.85	$0.02	$0.58
Diluted (2)	$0.63	$0.85	$0.02	$0.58
Distributions declared	$1.30	$1.30	$1.30	$1.21
2013:
Total property revenues	$155,986	$152,177	$148,783	$145,057
Income before discontinued operations	$20,020	$62,718	$28,983	$29,161
Net income	$36,903	$75,875	$29,575	$29,702
Net income available to common unitholders	$33,776	$72,777	$26,493	$26,703
Per unit data:
Net income:
Basic (2)	$0.87	$1.84	$0.67	$0.68
Diluted (2)	$0.86	$1.84	$0.67	$0.68
Distributions declared	$1.21	$1.21	$1.21	$1.21

(1)	Includes BRE results of operations after the merger date, April 1, 2014.

(2)
Quarterly earnings per common unit amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common units outstanding and included in the calculation of basic and diluted shares.

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Encumbered communities
The Elliot at Mukilteo	301	Mukilteo, WA	10,750	2,498	10,595	14,371	2,824	24,640	27,464	(12,928)	1981	Jan-97	3-30
Avondale at Warner Center	446	Woodland Hills, CA	45,349	10,536	24,522	15,722	10,601	40,179	50,780	(23,899)	1970	Jan-97	3-30
Bridgeport	184	Newark, CA	21,003	1,608	7,582	7,465	1,525	15,130	16,655	(11,592)	1987	Jul-87	3-30
Barkley, The (2)	161	Anaheim, CA	16,269	—	8,520	5,195	2,353	11,362	13,715	(5,536)	1984	Apr-00	3-30
Bel Air	462	San Ramon, CA	53,835	12,105	18,252	28,826	12,682	46,501	59,183	(23,898)	1988	Jan-97	3-30
Belmont Station	275	Los Angeles, CA	30,045	8,100	66,666	3,968	8,267	70,467	78,734	(18,446)	2008	Dec-08	3-30
Bella Villagio	231	San Jose, CA	35,870	17,247	40,343	1,983	17,247	42,326	59,573	(6,432)	2004	Sep-10	3-30
Brookside Oaks	170	Sunnyvale, CA	19,312	7,301	16,310	22,116	10,328	35,399	45,727	(14,425)	1973	Jun-00	3-30
Camino Ruiz Square	160	Camarillo, CA	21,110	6,871	26,119	1,317	6,931	27,376	34,307	(7,498)	1990	Dec-06	3-30
Canyon Oaks	250	San Ramon, CA	28,101	19,088	44,473	2,244	19,088	46,717	65,805	(12,259)	2005	May-07	3-30
Carlyle, The	132	San Jose, CA	22,419	3,954	15,277	10,147	5,801	23,577	29,378	(11,057)	2000	Apr-00	3-30
City View	572	Hayward, CA	74,903	9,883	37,670	21,926	10,350	59,129	69,479	(35,386)	1975	Mar-98	3-30
Courtyard off Main	109	Bellevue, WA	15,757	7,465	21,405	2,766	7,465	24,171	31,636	(3,701)	2000	Oct-10	3-30
Domaine	92	Seattle, WA	15,793	9,059	27,177	473	9,059	27,650	36,709	(2,151)	2009	Sep-12	3-30
Elevation	157	Redmond, WA	11,308	4,758	14,285	5,667	4,757	19,953	24,710	(4,178)	1986	Jun-10	3-30
Esplanade	278	San Jose, CA	42,950	18,170	40,086	8,307	18,429	48,134	66,563	(17,173)	2002	Apr-11	3-30
Fairhaven	164	Santa Ana, CA	20,721	2,626	10,485	5,761	2,957	15,915	18,872	(6,850)	1970	Nov-01	3-30
Fairwood Pond	194	Renton, WA	12,725	5,296	15,564	2,232	5,297	17,795	23,092	(6,688)	1997	Oct-04	3-30
Fountain Park	705	Playa Vista, CA	83,179	25,073	94,980	25,540	25,203	120,390	145,593	(48,601)	2002	Feb-04	3-30
Harvest Park	104	Santa Rosa, CA	10,241	6,700	15,479	1,099	6,690	16,588	23,278	(4,693)	2004	Mar-07	3-30
Hampton Place /Hampton Court	215	Glendale, CA	20,616	6,695	16,753	8,310	6,733	25,025	31,758	(11,951)	1970	Jun-99	3-30
Hidden Valley	324	Simi Valley, CA	30,053	14,174	34,065	2,063	9,674	40,628	50,302	(14,322)	2004	Dec-04	3-30
Highridge	255	Rancho Palos Verdes, CA	44,807	5,419	18,347	28,623	6,073	46,316	52,389	(23,162)	1972	May-97	3-30
Highlands at Wynhaven	333	Issaquah, WA	32,212	16,271	48,932	6,609	16,271	55,541	71,812	(12,981)	2000	Aug-08	3-30
Hillcrest Park	608	Newbury Park, CA	67,064	15,318	40,601	16,690	15,755	56,854	72,609	(29,850)	1973	Mar-98	3-30
Huntington Breakers	342	Huntington Beach, CA	37,446	9,306	22,720	13,803	9,315	36,514	45,829	(16,859)	1984	Oct-97	3-30
Inglenook Court	224	Bothell, WA	8,300	3,467	7,881	6,418	3,474	14,292	17,766	(9,683)	1985	Oct-94	3-30
Magnolia Square/Magnolia Lane (3)	188	Sunnyvale, CA	17,701	8,190	24,736	14,056	8,191	38,791	46,982	(10,633)	1969	Sep-07	3-30
Mirabella	188	Marina Del Rey, CA	44,556	6,180	26,673	13,877	6,270	40,460	46,730	(17,813)	2000	May-00	3-30
Mill Creek at Windermere	400	San Ramon, CA	48,348	29,551	69,032	2,974	29,551	72,006	101,557	(17,916)	2005	Sep-07	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Montclaire, The	390	Sunnyvale, CA	45,833	4,842	19,776	20,330	4,997	39,951	44,948	(31,729)	1973	Dec-88	3-30
Montebello	248	Kirkland, WA	28,423	13,857	41,575	3,500	13,858	45,074	58,932	(4,057)	1996	Jul-12	3-30
Montejo	124	Garden Grove, CA	15,728	1,925	7,685	2,509	2,194	9,925	12,119	(4,566)	1974	Nov-01	3-30
Park Hill at Issaquah	245	Issaquah, WA	28,426	7,284	21,937	3,733	7,284	25,670	32,954	(9,049)	1999	Feb-99	3-30
Palisades, The	192	Bellevue, WA	20,573	1,560	6,242	11,006	1,565	17,243	18,808	(12,559)	1977	May-90	3-30
Pathways	296	Long Beach, CA	37,046	4,083	16,757	18,993	6,239	33,594	39,833	(24,284)	1975	Feb-91	3-30
Stevenson Place	200	Fremont, CA	21,394	996	5,582	7,314	1,001	12,891	13,892	(9,713)	1971	Apr-83	3-30
Stonehedge Village	196	Bothell, WA	12,109	3,167	12,603	5,064	3,201	17,633	20,834	(10,210)	1986	Oct-97	3-30
Summerhill Park	100	Sunnyvale, CA	13,326	2,654	4,918	2,326	2,656	7,242	9,898	(5,133)	1988	Sep-88	3-30
The Bernard	63	Seattle, WA	9,479	3,699	11,345	171	3,689	11,526	15,215	(1,291)	2008	Sep-11	3-30
The Huntington	276	Huntington Beach, CA	32,096	10,374	41,495	2,594	10,374	44,089	54,463	(3,980)	1975	Jun-12	3-30
Tierra Vista	404	Oxnard, CA	55,212	13,652	53,336	3,863	13,661	57,190	70,851	(20,787)	2001	Jan-01	3-30
Valley Park	160	Fountain Valley, CA	26,479	3,361	13,420	3,516	3,761	16,536	20,297	(7,460)	1969	Nov-01	3-30
Villa Angelina	256	Placentia, CA	32,674	4,498	17,962	5,988	4,962	23,486	28,448	(9,902)	1970	Nov-01	3-30
Wandering Creek	156	Kent, WA	5,300	1,285	4,980	3,695	1,296	8,664	9,960	(5,853)	1986	Nov-95	3-30
Waterford, The	238	San Jose, CA	31,275	11,808	24,500	12,916	15,165	34,059	49,224	(16,320)	2000	Jun-00	3-30
Wilshire Promenade	149	Fullerton, CA	17,657	3,118	7,385	7,493	3,797	14,199	17,996	(7,518)	1992	Jan-97	3-30
Ellington at Bellevue	220	Bellevue, WA	23,279	15,066	45,249	98	15,066	45,347	60,413	(556)	1994	Jul-14	3-30
Piedmont	396	Bellevue, WA	48,180	19,848	59,606	1,557	19,848	61,163	81,011	(1,288)	1969	May-14	3-30
The Avery	121	Los Angeles, CA	10,000	6,964	29,922	—	6,964	29,922	36,886	(787)	2014	Mar-14	3-30
BRE acquired properties	2,899	Southern California	424,041	163,608	659,448	3,344	163,608	662,792	826,400	(18,178)	1987 - 2008	Apr-14	3-30
BRE acquired properties	1,074	Northern California	219,244	170,747	363,720	1,383	170,747	365,103	535,850	(10,149)	1970 - 2010	Apr-14	3-30
BRE acquired properties	1,111	Seattle Metro	145,427	64,301	265,474	1,703	64,301	267,177	331,478	(7,304)	1992 - 2009	Apr-14	3-30
			2,245,944	825,606	2,600,447	423,644	839,395	3,010,302	3,849,697	(665,234)

Unencumbered Communities
Apex	366	Milpitas, CA		44,240	103,251	89	44,240	103,340	147,580	(1,249)	2014	Aug-14	3-30
Collins on Pine	76	Seattle, WA		7,276	22,226	7	7,276	22,233	29,509	(464)	2013	May-14	3-30
Paragon	301	Fremont, CA		32,230	77,320	40	32,230	77,360	109,590	(1,183)	2013	Jul-14	3-30
Allegro	97	Valley Village, CA		5,869	23,977	1,385	5,869	25,362	31,231	(5,293)	2010	Oct-10	3-30
Alpine Village	301	Alpine, CA		4,967	19,728	5,362	4,982	25,075	30,057	(10,302)	1971	Dec-02	3-30
Anavia	250	Anaheim, CA		15,925	63,712	5,968	15,925	69,680	85,605	(9,491)	2009	Dec-10	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Annaliese	56	Seattle, WA		4,727	14,229	153	4,726	14,383	19,109	(949)	2009	Jan-13	3-30
Ascent	90	Kirkland, WA		3,924	11,862	1,538	3,924	13,400	17,324	(1,143)	1988	Oct-12	3-30
Axis 2300	115	Irvine, CA		5,405	33,585	965	5,405	34,550	39,955	(7,071)	2010	Aug-10	3-30
Bellerive	63	Los Angeles, CA		5,401	21,803	629	5,401	22,432	27,833	(3,412)	2011	Aug-11	3-30
Belmont Terrace	71	Belmont, CA		4,446	10,290	3,100	4,473	13,363	17,836	(4,706)	1974	Oct-06	3-30
Bennett Lofts	165	San Francisco, CA		21,771	50,800	24,463	28,371	68,663	97,034	(4,919)	2004	Dec-12	3-30
Bonita Cedars	120	Bonita, CA		2,496	9,913	1,985	2,503	11,891	14,394	(5,084)	1983	Dec-02	3-30
Boulevard	172	Fremont, CA		3,520	8,182	10,690	3,580	18,812	22,392	(12,518)	1978	Jan-96	3-30
Bridle Trails	108	Kirkland, WA		1,500	5,930	5,474	1,531	11,373	12,904	(6,483)	1986	Oct-97	3-30
Brighton Ridge	264	Renton, WA		2,623	10,800	4,070	2,656	14,837	17,493	(8,809)	1986	Dec-96	3-30
Bristol Commons	188	Sunnyvale, CA		5,278	11,853	4,993	5,293	16,831	22,124	(8,832)	1989	Jan-97	3-30
416 on Broadway	115	Glendale, CA		8,557	34,235	1,543	8,557	35,778	44,335	(5,115)	2009	Dec-10	3-30
Bunker Hill	456	Los Angeles, CA		11,498	27,871	21,173	11,639	48,903	60,542	(19,993)	1968	Mar-98	3-30
Cairns, The	100	Seattle, WA		6,937	20,679	967	6,939	21,644	28,583	(5,498)	2006	Jun-07	3-30
Camarillo Oaks	564	Camarillo, CA		10,953	25,254	3,984	11,075	29,116	40,191	(17,860)	1985	Jul-96	3-30
Canyon Pointe	250	Bothell, WA		4,692	18,288	5,099	4,693	23,386	28,079	(9,143)	1990	Oct-03	3-30
Capri at Sunny Hills	100	Fullerton, CA		3,337	13,320	8,060	4,048	20,669	24,717	(9,439)	1961	Sep-01	3-30
Castle Creek	216	Newcastle, WA		4,149	16,028	2,412	4,833	17,756	22,589	(10,781)	1997	Dec-97	3-30
CBC Apartments & The Sweeps	239	Goleta, CA		11,841	45,320	4,882	11,906	50,137	62,043	(17,174)	1962	Jan-06	3-30
CentrePointe	224	San Diego, CA		3,405	7,743	18,330	3,442	26,036	29,478	(9,454)	1974	Jun-97	3-30
Cedar Terrace	180	Bellevue, WA		5,543	16,442	4,297	5,652	20,630	26,282	(7,810)	1984	Jan-05	3-30
Chestnut Street	96	Santa Cruz, CA		6,582	15,689	1,083	6,582	16,772	23,354	(3,894)	2002	Jul-08	3-30
Commons, The	264	Campbell, CA		12,555	29,307	4,484	12,556	33,790	46,346	(5,920)	1973	Jul-10	3-30
Corbella at Juanita Bay	169	Kirkland, WA		5,801	17,415	2,008	5,801	19,423	25,224	(2,819)	1978	Nov-10	3-30
Country Villas	180	Oceanside, CA		4,174	16,583	2,954	4,187	19,524	23,711	(8,457)	1976	Dec-02	3-30
Delano/Bon Terra	126	Redmond, WA		7,470	22,511	911	7,470	23,422	30,892	(2,419)	2005	Dec-11	3-30
Devonshire	276	Hemet, CA		3,470	13,786	2,748	3,482	16,522	20,004	(7,166)	1988	Dec-02	3-30
Domain	379	San Diego, CA		23,848	95,394	390	23,848	95,784	119,632	(3,616)	2013	Nov-13	3-30
Emerald Ridge	180	Bellevue, WA		3,449	7,801	3,220	3,449	11,021	14,470	(7,768)	1987	Nov-94	3-30
Essex Skyline at MacArthur Place	349	Santa Ana, CA		21,537	146,099	1,846	21,537	147,945	169,482	(13,566)	2008	Apr-12	3-30
Evergreen Heights	200	Kirkland, WA		3,566	13,395	4,426	3,649	17,738	21,387	(10,019)	1990	Jun-97	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Fairways (4)	74	Newport Beach, CA		—	7,850	6,107	9	13,948	13,957	(6,203)	1972	Jun-99	3-30
Foothill Commons	388	Bellevue, WA		2,435	9,821	35,126	2,440	44,942	47,382	(26,268)	1978	Mar-90	3-30
Foothill Gardens/Twin Creeks	176	San Ramon, CA		5,875	13,992	6,870	5,964	20,773	26,737	(11,064)	1985	Feb-97	3-30
Forest View	192	Renton, WA		3,731	14,530	1,530	3,731	16,060	19,791	(6,358)	1998	Oct-03	3-30
Fountain Court	320	Seattle, WA		6,702	27,306	9,252	6,585	36,675	43,260	(16,960)	2000	Mar-00	3-30
Fourth & U	171	Berkeley, CA		8,879	52,351	2,336	8,879	54,687	63,566	(9,859)	2010	Apr-10	3-30
Fox Plaza	443	San Francisco, CA		39,731	92,706	5,046	39,731	97,752	137,483	(6,255)	1968	Feb-13	3-30
Hillsborough Park	235	La Habra, CA		6,291	15,455	1,785	6,272	17,259	23,531	(8,882)	1999	Sep-99	3-30
Hillsdale Garden	697	San Mateo, CA		22,000	94,681	19,608	22,000	114,289	136,289	(33,598)	1948	Sep-06	3-30
Hope Ranch Collection	108	Santa Barbara, CA		4,078	16,877	2,461	4,208	19,208	23,416	(4,854)	1965	Mar-07	3-30
Joule	295	Seattle, WA		14,558	69,417	3,366	14,558	72,783	87,341	(13,492)	2010	Mar-10	3-30
1000 Kiely	121	Santa Clara, CA		9,359	21,845	5,773	9,359	27,618	36,977	(4,107)	1971	Mar-11	3-30
Kings Road	196	Los Angeles, CA		4,023	9,527	9,926	4,031	19,445	23,476	(9,944)	1979	Jun-97	3-30
Laurels at Mill Creek	164	Mill Creek, WA		1,559	6,430	5,237	1,595	11,631	13,226	(7,021)	1981	Dec-96	3-30
Le Parc Luxury Apartments	140	Santa Clara, CA		3,090	7,421	10,906	3,092	18,325	21,417	(11,312)	1975	Feb-94	3-30
Lofts at Pinehurst, The	118	Ventura, CA		1,570	3,912	4,463	1,618	8,327	9,945	(4,195)	1971	Jun-97	3-30
Marbrisa	202	Long Beach, CA		4,700	18,605	5,099	4,760	23,644	28,404	(9,508)	1987	Sep-02	3-30
Marina City Club (5)	101	Marina Del Rey, CA		—	28,167	22,885	—	51,052	51,052	(14,347)	1971	Jan-04	3-30
Marina Cove (6)	292	Santa Clara, CA		5,320	16,431	11,125	5,324	27,552	32,876	(16,710)	1974	Jun-94	3-30
Mariners Place	105	Oxnard, CA		1,555	6,103	2,079	1,562	8,175	9,737	(4,213)	1987	May-00	3-30
Meadowood	320	Simi Valley, CA		7,852	18,592	6,654	7,898	25,200	33,098	(14,710)	1986	Nov-96	3-30
Mesa Village	133	Clairemont, CA		1,888	7,498	1,177	1,894	8,669	10,563	(3,613)	1963	Dec-02	3-30
Mira Monte	355	Mira Mesa, CA		7,165	28,459	8,766	7,186	37,204	44,390	(17,380)	1982	Dec-02	3-30
Miracle Mile/Marbella	236	Los Angeles, CA		7,791	23,075	13,028	7,886	36,008	43,894	(19,131)	1988	Aug-97	3-30
Mission Hills	282	Oceanside, CA		10,099	38,778	4,446	10,167	43,156	53,323	(15,073)	1984	Jul-05	3-30
Monterra del Mar/Rey/Sol	292	Pasadena, CA		2,202	4,794	37,612	8,385	36,223	44,608	(14,718)	1972	Apr-99	3-30
Monterey Villas	122	Oxnard, CA		2,349	5,579	5,669	2,424	11,173	13,597	(5,739)	1974	Jul-97	3-30
Muse	152	North Hollywood, CA		7,822	33,436	1,748	7,823	35,183	43,006	(6,717)	2011	Feb-11	3-30
Park Catalina	90	Los Angeles, CA		4,710	18,839	1,781	4,710	20,620	25,330	(1,823)	2002	Jun-12	3-30
Park West	126	San Francisco, CA		9,424	21,988	4,701	9,424	26,689	36,113	(2,120)	1958	Sep-12	3-30
Pinehurst (7)	28	Ventura, CA		355	1,356	481	6	2,186	2,192	(943)	1973	Dec-04	3-30
Pointe at Cupertino, The	116	Cupertino, CA		4,505	17,605	11,290	4,505	28,895	33,400	(10,003)	1963	Aug-98	3-30

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
					Buildings and	subsequent to	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Units	Location	Encumbrance	Land	improvements	acquisition	improvements	improvements	Total (1)	depreciation	construction	acquired	(years)
Reed Square	100	Sunnyvale, CA		6,873	16,037	7,708	6,873	23,745	30,618	(2,853)	1970	Jan-12	3-30
Regency at Encino	75	Encino, CA		3,184	12,737	2,202	3,184	14,939	18,123	(3,151)	1989	Dec-09	3-30
Salmon Run at Perry Creek	132	Bothell, WA		3,717	11,483	1,430	3,801	12,829	16,630	(6,057)	2000	Oct-00	3-30
101 San Fernando	323	San Jose, CA		4,173	58,961	6,876	4,173	65,837	70,010	(10,762)	2001	Jul-10	3-30
Sammamish View	153	Bellevue, WA		3,324	7,501	6,035	3,331	13,529	16,860	(9,553)	1986	Nov-94	3-30
San Marcos	432	Richmond, CA		15,563	36,204	26,908	22,866	55,809	78,675	(21,628)	2003	Nov-03	3-30
Santee Court/Santee Village	238	Los Angeles, CA		9,581	40,317	2,726	9,582	43,042	52,624	(6,655)	2004	Oct-10	3-30
Shadow Point	172	Spring Valley, CA		2,812	11,170	1,950	2,820	13,112	15,932	(5,659)	1983	Dec-02	3-30
Slater 116	108	Kirkland, WA		7,379	22,138	322	7,379	22,460	29,839	(994)	2013	Sep-13	3-30
Summit Park	300	San Diego, CA		5,959	23,670	4,392	5,977	28,044	34,021	(11,974)	1972	Dec-02	3-30
The Grand	243	Oakland, CA		4,531	89,208	4,426	4,531	93,634	98,165	(21,286)	2009	Jan-09	3-30
Trabucco Villas	132	Lake Forest, CA		3,638	8,640	2,451	3,890	10,839	14,729	(6,013)	1985	Oct-97	3-30
Tuscana	30	Tracy, CA		2,828	6,599	165	2,870	6,722	9,592	(1,708)	2007	Feb-07	3-30
Via	284	Sunnyvale, CA		22,000	82,270	540	22,016	82,794	104,810	(11,895)	2011	Jul-11	3-30
Vista Belvedere	76	Tiburon, CA		5,573	11,901	5,861	5,573	17,762	23,335	(6,804)	1963	Aug-04	3-30
Vox	58	Seattle, WA		5,545	16,635	67	5,545	16,702	22,247	(674)	2013	Oct-13	3-30
Walnut Heights	163	Walnut, CA		4,858	19,168	3,645	4,887	22,784	27,671	(8,553)	1964	Oct-03	3-30
Wharfside Pointe	142	Seattle, WA		2,245	7,020	9,697	2,258	16,704	18,962	(8,780)	1990	Jun-94	3-30
Willow Lake	508	San Jose, CA		43,194	101,030	5,312	43,194	106,342	149,536	(8,351)	1989	Oct-12	3-30
Windsor Ridge	216	Sunnyvale, CA		4,017	10,315	14,104	4,021	24,415	28,436	(13,679)	1989	Mar-89	3-30
Woodland Commons	302	Bellevue, WA		2,040	8,727	19,311	2,044	28,034	30,078	(12,937)	1978	Mar-90	3-30
Woodside Village	145	Ventura, CA		5,331	21,036	3,384	5,341	24,410	29,751	(8,669)	1987	Dec-04	3-30
BRE acquired properties	5,438	Southern California		368,894	1,394,794	12,180	368,894	1,406,974	1,775,868	(39,591)	1964 - 2014	Apr-14	5-30
BRE acquired properties	3,265	Northern California		375,703	944,881	8,147	375,703	953,028	1,328,731	(27,762)	1992 - 2014	Apr-14	5-30
BRE acquired properties	1,710	Seattle Metro		80,464	373,710	1,958	80,464	375,668	456,132	(10,461)	1989 - 2013	Apr-14	5-30
	46,739		—	1,540,006	5,192,199	585,858	1,562,973	5,755,090	7,318,063	(873,388)

ESSEX PROPERTY TRUST, INC. AND SUBSIDIARIES
ESSEX PORTFOLIO, L.P. AND SUBSIDIARIES
FINANCIAL STATEMENT SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in thousands)

						Costs
				Initial cost		capitalized	Gross amount carried at close of period
	Square				Buildings and	subsequent	Land and	Buildings and		Accumulated	Date of	Date	Lives
Property	Footage	Location	Encumbrance	Land	improvements	to acquisition	improvements	improvements	Total(1)	depreciation	construction	acquired	(years)
Other real estate assets
Hollywood	34,000	Los Angeles, CA		10,200	13,800	2,402	10,200	16,202	26,402	(5,262)	1938	Jul-06	3-30
Santa Clara Retail	138,915	Santa Clara, CA		6,472	11,704	4,586	6,472	16,290	22,762	(3,665)	1970	Sep-11	3-30
925/935 East Meadow Drive	39,600	Palo Alto, CA		1,401	3,172	8,758	3,547	9,784	13,331	(3,481)	1988	Nov-97	3-30
17461 Derian Ave	107,720	Irvine, CA		3,079	12,315	6,862	3,909	18,347	22,256	(11,322)	1983	Jul-00	3-30
			—	21,152	40,991	22,608	24,128	60,623	84,751	(23,730)

ESS Consolidated real estate under development				17,948	—	416,423	59,598	374,773	434,371	(2,454)

Total			2,245,944	2,404,712	7,833,637	1,448,533	2,486,094	9,200,788	11,686,882	(1,564,806)

(1) The aggregate cost for federal income tax purposes is approximately $8.2 billion (unaudited).
(2) The land is leased pursuant to a ground lease expiring 2082.
(3) The land is leased pursuant to a ground lease expiring 2070.
(4) The land is leased pursuant to a ground lease expiring 2027.
(5) The land is leased pursuant to a ground lease expiring 2067.
(6) A portion of land is leased pursuant to a ground lease expiring in 2028.
(7) The land is leased pursuant to a ground lease expiring in 2028.

A summary of activity for rental properties and accumulated depreciation is as follows:

	2014	2013	2012		2014	2013	2012
Rental properties:				Accumulated depreciation:
Balance at beginning of year	$5,443,757	$5,033,672	$4,313,064	Balance at beginning of year	$1,254,886	$1,081,517	$920,026
Improvements	135,812	92,016	97,947	Depreciation expense - Acquisitions	121,426	6,203	3,744
Acquisition of real estate (1)	5,685,884	344,476	619,743	Depreciation expense - Discontinued operations	—	12,290	2,108
Development of real estate	19,751	14,111	25,545	Depreciation expense - Rental properties	199,495	168,092	161,492
Disposition of real estate	(32,693)	(40,518)	(22,627)	Dispositions	(11,001)	(13,216)	(5,853)
Balance at the end of year	$11,252,511	$5,443,757	$5,033,672	Balance at the end of year	$1,564,806	$1,254,886	$1,081,517

(1) Amount for 2014 includes $5.2 billion related to BRE merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, State of California, on March 2, 2015.

ESSEX PROPERTY TRUST, INC.

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Group Vice President, Chief Accounting Officer

ESSEX PORTFOLIO, L.P. By: Essex Property Trust, Inc., its general partner

By: /S/ MICHAEL T. DANCE
Michael T. Dance
Executive Vice President, Chief Financial Officer (Authorized Officer, Principal Financial Officer)

By: /S/ JOHN FARIAS
John Farias
Group Vice President, Chief Accounting Officer

S- 1

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Schall and Michael T. Dance, and each of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL J. SCHALL Michael J. Schall	Chief Executive Officer and President, and Director (Principal Executive Officer)	March 2, 2015

/S/ KEITH R. GUERICKE Keith R. Guericke	Director, and Vice Chairman of the Board	March 2, 2015

/S/ GEORGE M. MARCUS George M. Marcus	Director and Chairman of the Board	March 2, 2015

/S/ DAVID W. BRADY David W. Brady	Director	March 2, 2015

/S/ IRVING F. LYONS, III Irving F. Lyons, III	Director	March 2, 2015

/S/ GARY P. MARTIN Gary P. Martin	Director	March 2, 2015

/S/ ISSIE N. RABINOVITCH Issie N. Rabinovitch	Director	March 2, 2015

/S/ THOMAS E. RANDLETT Thomas E. Randlett	Director	March 2, 2015

/S/ THOMAS E. ROBINSON Thomas E. Robinson	Director	March 2, 2015

/S/ BYRON A. SCORDELIS Byron A. Scordelis	Director	March 2, 2015

/S/ JANICE L. SEARS Janice L. Sears	Director	March 2, 2015

/S/ THOMAS P. SULLIVAN Thomas P. Sullivan	Director	March 2, 2015

/S/ CLAUDE J. ZINNGRABE Claude J. Zinngrabe	Director	March 2, 2015

S- 2

EXHIBIT INDEX

Exhibit No.	Document

2.1
Agreement and Plan of Merger, dated as of December 19, 2013, by and among Essex Property Trust, Inc., BRE Properties, Inc. and Bronco Acquisition Sub, Inc., a Delaware corporation, attached as Exhibit 2.1 to the Company's Form 8-K, filed on December 20, 2013, and incorporated herein by reference.

3.1	Articles of Amendment and Restatement of Essex Property Trust, Inc., attached as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed May 17, 2013, and incorporated herein by reference.

3.2
Third Amended and Restated Bylaws of Essex Property Trust, Inc., dated as of May 14, 2013, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed May 17, 2013, and incorporated herein by reference.

3.3
Certificate of Limited Partnership of Essex Portfolio, L.P. and amendments thereto, attached as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

4.1
Form of 7.125% Series H Cumulative Redeemable Preferred Stock Certificate, attached as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed April 13, 2011, and incorporated herein by reference.

4.2
Indenture, dated August 15, 2012, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.625% Senior Notes due 2022 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed August 15, 2012, and incorporated herein by reference.

4.3
Indenture, dated April 15, 2013, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.25% Senior Notes due 2023 and the guarantee thereof, attached as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed April 15, 2013, and incorporated herein by reference.

4.4	Form of Common Stock Certificate of Essex Property Trust, Inc., filed as Exhibit 4.5 to the Company’s Form S-4 Registration Statement, filed January 29, 2014, and incorporated herein by reference.

4.5
Indenture governing 5.500% Senior Notes due 2017, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.500% Senior Notes due 2017, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.6
Indenture governing 5.200% Senior Notes due 2021, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 5.200% Senior Notes due 2021, attached as Exhibit 4.2 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.7
Indenture governing 3.375% Senior Notes due 2023, dated April 4, 2014, by and among Essex Portfolio, L.P., Essex Property Trust, Inc. and U.S. Bank National Association, as trustee, including the form of 3.375% Senior Notes due 2023, attached as Exhibit 4.3 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.8
Registration Rights Agreement related to the 5.500% Senior Notes due 2017, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.7 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.9
Registration Rights Agreement related to the 5.200% Senior Notes due 2021, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.8 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.10
Registration Rights Agreement related to the 3.375% Senior Notes due 2023, dated April 4, 2014, between Essex Portfolio, L.P. and Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, attached as Exhibit 4.9 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 10, 2014, and incorporated herein by reference.

4.11
Indenture, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and U.S. Bank National Association, as trustee, including the form of 3.875% Senior Notes due 2024 and the guarantee thereof, attached as Exhibit 4.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 16, 2014, and incorporated herein by reference.

4.12
Registration Rights Agreement, dated April 15, 2014, among Essex Portfolio, L.P., Essex Property Trust, Inc., and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC as representatives of the several initial purchasers, attached as Exhibit 10.1 to Essex Property Trust, Inc.’s Current Report on Form 8-K, filed April 16, 2014, and incorporated herein by reference.

10.1
Agreement between Essex Property Trust, Inc. and George M. Marcus, dated March 27, 2003 attached as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.2
Essex Property Trust, Inc. 2004 Stock Incentive Plan, attached as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and incorporated herein by reference.*

10.3
2005 Deferred Compensation Plan (as amended and restated) of Essex Portfolio, L.P., dated as of December 2, 2008, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 8, 2008, and incorporated herein by reference.*

10.4
Form of Indemnification Agreement between Essex Property Trust, Inc. and its directors and officers, attached as Exhibit 99.1 to the Company's Current Report on Form 8-K, filed February 25, 2011, and incorporated herein by reference.*

10.5
Note Purchase Agreement, dated as of March 31, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the form of the 4.36% Senior Guaranteed Notes, due March 31, 2016), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 1, 2011, and incorporated herein by reference.†

10.6
Note Purchase Agreement, dated as of June 30, 2011, among Essex Portfolio, L.P., Essex Property Trust, Inc. and the purchasers of the notes party thereto (including the forms of the 4.50% Senior Guaranteed Notes, Series A, due September 30,  2017, and the 4.92% Senior Guaranteed Notes, Series B, due December 30, 2019) , attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed July 5, 2011, and incorporated herein by reference.†

10.7
Amended and Restated 2004 Non-Employee Director Equity Award Program, dated May 1, 2011, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.*

10.8
Amended and Restated Revolving Credit Agreement, dated as of September 16, 2011, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer, and other lenders as specified therein, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and incorporated herein by reference.

10.9
Note Purchase Agreement, dated as of March 14, 2012, among Essex Portfolio, L.P., the Company and the purchasers of the notes party thereto (including the forms of the 4.27% Senior Guaranteed Notes, Series C, due April 30, 2021, the 4.30% Senior Guaranteed Notes, Series D, due June 29, 2021, and the 4.37% Senior Guaranteed Notes, Series E, due August 30, 2021), attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 20, 2012, and incorporated herein by reference. †

10.10
First Amendment to Amended and Restated Revolving Credit Agreement, dated May 31, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.11	Modification Agreement, dated July 30, 2012, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.12
Amendment to Agreement, dated as of September 11, 2012, between the Company and George Marcus, attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.13
Essex Property Trust, Inc. Executive Severance Plan (as Amended and Restated effective March 12, 2013), attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed March 18, 2013, and incorporated herein by reference.*

10.14
Second Amendment to Amended and Restated Revolving Credit Agreement, dated August 30, 2012, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.15
Third Amendment to Amended and Restated Revolving Credit Agreement, dated January 22, 2013, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.16
Essex Property Trust, Inc. 2013 Stock Award and Incentive Compensation Plan, attached as Appendix B to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.17
Essex Property Trust, Inc. 2013 Employee Stock Purchase Plan, attached as Appendix C to the Company's Definitive Proxy Statement on Schedule 14A for the Annual Meeting of Stockholders held May 14, 2013, filed April 1, 2013, and incorporated herein by reference.*

10.18
Forms of equity award agreements for officers under the 2013 Stock Award and Incentive Compensation Plan, attached as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.19
Company’s Non-Employee Director Equity Award Program and forms of equity award agreements thereunder, attached as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.20
Third Amended and Restated Agreement of Limited Partnership of Essex Portfolio, L.P., dated as of December 10, 2013, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed December 12, 2013, and incorporated herein by reference.*

10.21
Fourth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 29, 2014, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and the other lenders party thereto, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.22
Third Modification Agreement, dated as of January 29, 2014 by and among Essex Portfolio, L.P., U.S. Bank National Association, as Administrative Agent and Lender and the other lenders party thereto, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed January 31, 2014, and incorporated herein by reference.

10.23
BRE Properties, Inc. 1999 Stock Incentive Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.1 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.24
BRE Properties, Inc. Fifth Amended and Restated Non-Employee Stock Option and Restricted Stock Plan (assumed by Essex Property Trust, Inc.), attached as Exhibit 99.2 to Essex Property Trust, Inc.'s Registration Statement on Form S-8, filed April 1, 2014, and incorporated herein by reference.*

10.25
Form of Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

10.26
Form of Amended & Restated Equity Distribution Agreement between Essex Property Trust, Inc. and various entities, dated August 28, 2014, attached as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed September 2, 2014, and incorporated herein by reference.

10.27
Fifth Amendment to Amended and Restated Revolving Credit Agreement, dated as of January 22, 2015, by and among Essex Portfolio, L.P., PNC Bank, National Association, as Administrative Agent and L/C Issuer and other lenders party thereto.

10.28	Forms of Essex Property Trust, Inc., Essex Portfolio L.P., Long-Term Incentive Plan Award Agreements.*

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

14.1	Code of Business Conduct and Ethics, attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.

21.1	List of Subsidiaries of Essex Property Trust, Inc and Essex Portfolio, L.P.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see signature page)

31.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael J. Schall, Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Dance, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Michael J. Schall, Principal Executive Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Certification of Michael T. Dance, Principal Financial Officer of General Partner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement.

† The schedules and certain exhibits to this agreement, as set forth in the agreement, have not been filed herewith.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.